Form 10-Q
period 2018-06-30
Mudrick Capital Acquisition Corp
filed 2018-08-10
CIK 1718405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 9, 2018, there were 20,800,000 shares of the Company’s Class A common stock and 5,200,000 of the Company’s Class B common stock issued and outstanding.

MUDRICK CAPITAL ACQUISITION CORPORATION

Quarterly Report on Form 10-Q

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

MUDRICK CAPITAL ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$722,428	$24,945
Prepaid expenses	115,595	—
Total Current Assets	838,023	24,945

Deferred offering costs	—	166,500
Cash and marketable securities held in Trust Account	210,971,002	—
Total Assets	$211,809,025	$191,445

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$118,138	$533
Income taxes payable	166,730	—
Accrued offering costs	—	25,000
Promissory note – related party	—	143,696
Total Current Liabilities	284,868	169,229

Deferred underwriting fees	7,280,000	—
Total Liabilities	7,564,868	169,229

Commitments and Contingencies

Common stock subject to possible redemption, $0.0001 par value; 19,727,144 and -0- shares as of June 30, 2018 and December 31, 2017, respectively (at redemption value of $10.10 per share)	199,244,154	—

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of June 30, 2018 and December 31, 2017	—	—
Class A Common stock, $0.0001 par value; 100,000,000 shares authorized; 1,072,856 and -0- shares issued and outstanding (excluding 19,727,144 and -0- shares subject to possible redemption) as of June 30, 2018 and December 31, 2017, respectively	107	—
Class B Common stock, $0.0001 par value; 10,000,000 shares authorized; 5,200,000 and 5,750,000 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	520	575
Additional paid-in capital	4,546,131	24,425
Retained earnings (Accumulated deficit)	453,245	(2,784)
Total Stockholders’ Equity	5,000,003	22,216
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$211,809,025	$191,445

The accompanying notes are an integral part of the unaudited condensed financial statements.

MUDRICK CAPITAL ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018

General and administrative expenses	$165,331	$271,191
Loss from operations	(165,331)	(271,191)

Other income:
Interest income	2,496	2,948
Interest earned on marketable securities held in Trust Account	779,266	891,002
Other income	781,762	893,950

Income before provision for income taxes	616,431	622,759
Provision for income taxes	(153,670)	(166,730)
Net income	$462,761	$456,029

Weighted average shares outstanding of Class A common stock	20,800,000	20,800,000

Basic and diluted income per common share, Class A	$0.02	$0.03

Weighted average shares outstanding of Class B common stock	5,200,000	5,200,000

Basic and diluted loss per common share, Class B	$(0.01)	$(0.03)

The accompanying notes are an integral part of the unaudited condensed financial statements.

MUDRICK CAPITAL ACQUISITION CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

Six Months Ended June 30, 2018
Cash Flows from Operating Activities:
Net income	$456,029
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(891,002)
Changes in operating assets and liabilities:
Prepaid expenses	(115,595)
Accounts payable and accrued expenses	117,605
Income taxes payable	166,730
Net cash used in operating activities	(266,233)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(210,080,000)
Net cash used in investing activities	(210,080,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting fees paid	203,840,000
Proceeds from sale of Private Placement Warrants	7,740,000
Repayment of promissory note – related party	(242,331)
Payment of offering costs	(293,953)
Net cash provided by financing activities	211,043,716

Net Change in Cash	697,483
Cash – Beginning	24,945
Cash – Ending	$722,428

Non-Cash investing and financing activities:
Deferred underwriting fees charged to additional paid in capital	$7,280,000
Payment of deferred offering costs and expenses by Sponsor	$240,135

The accompanying notes are an integral part of the unaudited condensed financial statements

MUDRICK CAPITAL ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2018

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

As of June 30, 2018, the Company had not commenced any operations. All activity through June 30, 2018 relates to the Company’s formation and its Initial Public Offering, which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering, as defined below.

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

Transaction costs amounted to $11,974,088, consisting of $4,160,000 of underwriting fees, $7,280,000 of deferred underwriting fees payable (which are held in the Trust Account) and $534,088 of other costs. In addition, as of June 30, 2018, $722,428 of cash was held outside of the Trust Account and is available for working capital purposes. As described in Note 5, the $7,280,000 deferred underwriting fees payable is contingent upon the consummation of a Business Combination by February 12, 2020.

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

MUDRICK CAPITAL ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2018

(Unaudited)

The Company will provide its holders of the outstanding shares of its Class A common stock, par value $0.0001, (“Class A common stock”), sold in the Initial Public Offering (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares (as defined below in Note 3) upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($10.10 per Public Share). The per-share amount to be distributed to public stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination.

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

MUDRICK CAPITAL ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2018

(Unaudited)

The initial stockholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.10 per share held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company's independent registered accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company's final prospectus as filed with the SEC on February 8, 2018, as well as the Company’s Form 8-K, as filed with the SEC on February 16, 2018. The interim results for the six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ended December 31, 2018 or for any future interim periods.

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

MUDRICK CAPITAL ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2018

(Unaudited)

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2018 and December 31, 2017.

Cash and marketable securities held in Trust Account

At June 30, 2018, the assets held in the Trust Account were held in cash and money market funds.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2018, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2018 and December 31, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

MUDRICK CAPITAL ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2018

(Unaudited)

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

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2018 and December 31, 2017, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

MUDRICK CAPITAL ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2018

(Unaudited)

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

MUDRICK CAPITAL ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2018

(Unaudited)

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on February 8, 2018 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the three and six months ended June 30, 2018, the Company incurred $30,000 and $50,000 of administrative service fees, respectively.

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

6. STOCKHOLDERS’ EQUITY

Common Stock

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2018 and December 31, 2017, there were 1,072,856 and -0- shares of Class A common stock issued and outstanding (excluding 19,727,144 and -0- shares of common stock subject to possible redemption), respectively.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of June 30, 2018 and December 31, 2017, there were 5,200,000 and 5,750,000 shares, respectively, of Class B common stock outstanding.

Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law.

MUDRICK CAPITAL ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2018

(Unaudited)

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

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2018 and December 31, 2017, there were no shares of preferred stock issued or outstanding.

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

MUDRICK CAPITAL ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2018

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2018 and December 31, 2017, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2018	December 31, 2017
Assets:
Marketable securities held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$210,971,002	$—

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 28, 2017 (date of inception) through June 30, 2018 were organizational activities, those necessary to prepare for the Initial Public Offering, which was consummated on February 12, 2018, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2018, we had net income of $462,761, which consists of interest income on cash and securities held in the Trust Account of $779,266 and other interest income of $2,496, offset by operating costs of $165,331 and a provision for income taxes of $153,670.

For the six months ended June 30, 2018, we had net income of $456,029, which consists of interest income on cash and securities held in the Trust Account of $891,002 and other interest income of $2,948, offset by operating costs of $271,191 and a provision for income taxes of $166,730.

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

As of June 30, 2018, we had cash and securities held in the Trust Account of $210,971,002, substantially all of which is invested in U.S. treasury securities money market fund. Interest income earned on the balance in the Trust Account is available to us to pay taxes.

As of June 30, 2018, we had cash of $722,428 held outside the Trust Account, which is available for use by us to cover the costs associated with identifying a target business, negotiating a Business Combination, due diligence procedures and other general corporate uses. In addition, as of June 30, 2018, we had accounts payable and accrued expenses of $118,138.

For the six months ended June 30, 2018, cash used in operating activities amounted to $266,233. Net income of $456,029 was offset by interest earned on securities held in the Trust Account of $891,002. Changes in our operating assets and liabilities provided $168,740 of cash.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Use of Proceeds

Following the closing of the Initial Public Offering (including exercise of the underwriters’ over-allotment option) and concurrent private placement, approximately $210,080,000 (or $10.10 per Unit sold in the Initial Public Offering) was placed in the Trust Account.  The net proceeds held in the Trust Account have been invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

In connection with the Initial Public Offering, the Company incurred offering costs of $11,974,088 (including an underwriting fee of $4,160,000 and deferred underwriting commissions of $7,280,000 (including fees and commissions in connection with the partial exercise of the underwriter’s overallotment option)). Other incurred offering costs consisted principally of formation and preparation fees related to the Initial Public Offering. Prior to the closing of the Initial Public Offering, the Sponsor had made $242,331 in loans to the Company, which were fully repaid upon the completion of the Initial Public Offering on February 12, 2018. The remaining proceeds held outside the Trust Account are being used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. As of June 30, 2018, cash held outside the Trust Account was $722,428.

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

MUDRICK CAPITAL ACQUISITION CORPORATION

Date: August 10, 2018		/s/ Jason Mudrick
	Name:	Jason Mudrick
	Title:	Chief Executive Officer
(Principal Executive Officer

Date: August 10, 2018		/s/ Glenn Springer
	Name:	Glenn Springer
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

