Form 10-Q
period 2018-09-30
Mudrick Capital Acquisition Corp
filed 2018-11-13
CIK 1718405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer
☒	Non-accelerated filer	☐	Smaller reporting company
		☒	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒   No  ☐

As of November 13, 2018, there were 20,800,000 shares of the Company’s Class A common stock and 5,200,000 of the Company’s Class B common stock issued and outstanding.

MUDRICK CAPITAL ACQUISITION CORPORATION

Quarterly Report on Form 10-Q

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

MUDRICK CAPITAL ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$679,154	$24,945
Prepaid expenses	82,710	—
Total Current Assets	761,864	24,945

Deferred offering costs	—	166,500
Marketable securities held in Trust Account	211,884,362	—
Total Assets	$212,646,226	$191,445

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$175,902	$533
Income taxes payable	348,595	—
Accrued offering costs	—	25,000
Promissory note – related party	—	143,696
Total Current Liabilities	524,497	169,229

Deferred underwriting fees	7,280,000	—
Total Liabilities	7,804,497	169,229

Commitments and Contingencies

Common stock subject to possible redemption, $0.0001 par value; 19,786,309 and -0- shares as of September 30, 2018 and December 31, 2017, respectively (at redemption value of $10.10 per share)	199,841,721	—

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of September 30, 2018 and December 31, 2017	—	—
Class A Common stock, $0.0001 par value; 100,000,000 shares authorized; 1,013,691 and -0- shares issued and outstanding (excluding 19,786,309 and -0- shares subject to possible redemption) as of September 30, 2018 and December 31, 2017, respectively	101	—
Class B Common stock, $0.0001 par value; 10,000,000 shares authorized; 5,200,000 and 5,750,000 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	520	575
Additional paid-in capital	3,948,570	24,425
Retained earnings (Accumulated deficit)	1,050,817	(2,784)
Total Stockholders’ Equity	5,000,008	22,216
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$212,646,226	$191,445

The accompanying notes are an integral part of the unaudited condensed financial statements.

MUDRICK CAPITAL ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018	For the Period from August 28, 2017 (date of inception) Through September 30, 2017

General and administrative expenses	$136,590	$407,781	$1,196
Loss from operations	(136,590)	(407,781)	(1,196)

Other income:
Interest income	2,667	5,615	—
Interest earned on marketable securities held in Trust Account	913,360	1,804,362	—
Other income	916,027	1,809,977	—

Income (loss) before provision for income taxes	779,437	1,402,196	(1,196)
Provision for income taxes	(181,865)	(348,595)	—
Net income (loss)	$597,572	$1,053,601	$(1,196)

Weighted average shares outstanding of Class A common stock	20,800,000	20,800,000	—

Basic and diluted income per common share, Class A	$0.03	$0.06	$—

Weighted average shares outstanding of Class B common stock(1)	5,200,000	5,200,000	5,200,000

Basic and diluted loss per common share, Class B	$(0.02)	$(0.05)	$(0.00)

(1) As a result of the underwriters' election to partially exercise their over-allotment option on February 28, 2018, 550,000 shares were forfeited.

The accompanying notes are an integral part of the unaudited condensed financial statements.

MUDRICK CAPITAL ACQUISITION CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30, 2018	For the Period from August 28, 2017 (date of inception) Through September 30, 2017
Cash Flows from Operating Activities:
Net income (loss)	$1,053,601	$(1,196)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,804,362)	—
Increase in promissory note – related party	—	1,196
Changes in operating assets and liabilities:
Prepaid expenses	(82,710)	—
Accounts payable and accrued expenses	175,369	—
Income taxes payable	348,595	—
Net cash used in operating activities	(309,507)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(210,080,000)	—
Net cash used in investing activities	(210,080,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting fees paid	203,840,000	—
Proceeds from sale of Private Placement Warrants	7,740,000	—
Repayment of promissory note – related party	(242,331)	—
Payment of offering costs	(293,953)	—
Net cash provided by financing activities	211,043,716	25,000

Net Change in Cash	654,209	25,000
Cash – Beginning	24,945	—
Cash – Ending	$679,154	$25,000

Non-Cash investing and financing activities:
Deferred underwriting fees charged to additional paid in capital	$7,280,000	$—
Initial classification of common stock subject to possible redemption	$198,787,536	$—
Deferred offering costs included in accrued offering costs	$—	$25,000
Payment of deferred offering costs and expenses by Sponsor	$240,135	$40,500

The accompanying notes are an integral part of the unaudited condensed financial statements

MUDRICK CAPITAL ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

As of September 30, 2018, the Company had not commenced any operations. All activity through September 30, 2018 relates to the Company’s formation and its Initial Public Offering, which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and marketable securities from the proceeds derived from the Initial Public Offering, as defined below.

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

Following the closing of the Initial Public Offering on February 12, 2018, an amount of $202,000,000 ($10.10 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants was placed in a trust account (“Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.

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

Transaction costs amounted to $11,974,088, consisting of $4,160,000 of underwriting fees, $7,280,000 of deferred underwriting fees payable (which are held in the Trust Account) and $534,088 of other costs. In addition, as of September 30, 2018, $679,154 of cash was held outside of the Trust Account and is available for working capital purposes. As described in Note 5, the $7,280,000 deferred underwriting fees payable is contingent upon the consummation of a Business Combination by February 12, 2020.

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

SEPTEMBER 30, 2018

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

If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, public stockholders may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) have agreed to vote their Founder Shares (as defined in Note 4) and any Public Shares held by them in favor of approving a Business Combination. In addition, the initial stockholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

 The Sponsor and the Company’s officers and directors (the “initial stockholders”) have agreed not to propose an amendment to the Amended and Restated Certificate of Incorporation (i) that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination or (ii) with respect to any other provision relating to stockholders’ rights or pre-business combination activity, unless the Company provides the public stockholders with the opportunity to redeem their shares of Class A common stock in conjunction with any such amendment.

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

SEPTEMBER 30, 2018

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company's final prospectus as filed with the SEC on February 8, 2018, as well as the Company’s Form 8-K, as filed with the SEC on February 16, 2018. The interim results for the nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ended December 31, 2018 or for any future interim periods.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2018 and December 31, 2017.

MUDRICK CAPITAL ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

Marketable securities held in Trust Account

At September 30, 2018, the assets held in the Trust Account were held in money market funds.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2018, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2018 and December 31, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

MUDRICK CAPITAL ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2018 and December 31, 2017, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Recent accounting pronouncements

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification,” amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective on November 5, 2018. The Company anticipates its first presentation of changes in stockholders’ equity will be included in its Form 10-Q for the quarter ended March 31, 2019.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

4. RELATED PARTY TRANSACTIONS

Founder Shares

On September 25, 2017, the Sponsor purchased 5,750,000 shares (the “Founder Shares”) of the Company’s Class B common stock, par value $0.001 (“Class B common stock”) for an aggregate price of $25,000. The Founder Shares will automatically convert into shares of Class A common stock at the time of the Company’s initial Business Combination and are subject to certain transfer restrictions, as described in Note 6. Holders of Founder Shares may also elect to convert their shares of Class B common stock into an equal number of shares of Class A common stock, subject to adjustment, at any time. As a result of the underwriters’ election to partially exercise their over-allotment option on February 28, 2018, 550,000 Founder Shares were forfeited.

The initial stockholders have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, (x) if the last sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

MUDRICK CAPITAL ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

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

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on February 8, 2018 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the three and nine months ended September 30, 2018, the Company incurred $30,000 and $80,000 of administrative service fees, of which $10,000 is included in accounts payable and accrued expenses in the accompanying condensed balance sheet at September 30, 2018.

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

MUDRICK CAPITAL ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

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

6. STOCKHOLDERS’ EQUITY

Common Stock

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2018 and December 31, 2017, there were 1,013,691 and -0- shares of Class A common stock issued and outstanding (excluding 19,786,309 and -0- shares of common stock subject to possible redemption), respectively.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of September 30, 2018 and December 31, 2017, there were 5,200,000 and 5,750,000 shares, respectively, of Class B common stock outstanding.

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

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2018 and December 31, 2017, there were no shares of preferred stock issued or outstanding.

MUDRICK CAPITAL ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

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

MUDRICK CAPITAL ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2018 and December 31, 2017, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2018	December 31, 2017
Assets:
Marketable securities held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$211,884,362	$—

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 28, 2017 (date of inception) through September 30, 2018 were organizational activities, those necessary to prepare for the Initial Public Offering, which was consummated on February 12, 2018, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2018, we had net income of $597,572, which consists of interest income on securities held in the Trust Account of $913,360 and other interest income of $2,667, offset by operating costs of $136,590 and a provision for income taxes of $181,865.

For the nine months ended September 30, 2018, we had net income of $1,053,601, which consists of interest income on securities held in the Trust Account of $1,804,362 and other interest income of $5,615, offset by operating costs of $407,781 and a provision for income taxes of $348,595.

For the period from August 28, 2017 (inception) through September 30, 2017, we had a net loss of $1,196, which consists of operating costs of $1,196.

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

As of September 30, 2018, we had securities held in the Trust Account of $211,884,362, substantially all of which is invested in U.S. treasury securities money market fund. Interest income earned on the balance in the Trust Account is available to us to pay taxes.

As of September 30, 2018, we had cash of $679,154 held outside the Trust Account, which is available for use by us to cover the costs associated with identifying a target business, negotiating a Business Combination, due diligence procedures and other general corporate uses. In addition, as of September 30, 2018, we had accounts payable and accrued expenses of $175,902.

For the nine months ended September 30, 2018, cash used in operating activities amounted to $309,507. Net income of $1,053,601 was offset by interest earned on securities held in the Trust Account of $1,804,362. Changes in our operating assets and liabilities provided $441,254 of cash.

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

Recent accounting pronouncements

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification,” amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective on November 5, 2018. The Company anticipates its first presentation of changes in stockholders’ equity will be included in its Form 10-Q for the quarter ended March 31, 2019.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

In connection with the Initial Public Offering, the Company incurred offering costs of $11,974,088 (including an underwriting fee of $4,160,000 and deferred underwriting commissions of $7,280,000 (including fees and commissions in connection with the partial exercise of the underwriter’s overallotment option)). Other incurred offering costs consisted principally of formation and preparation fees related to the Initial Public Offering. Prior to the closing of the Initial Public Offering, the Sponsor had made $242,331 in loans to the Company, which were fully repaid upon the completion of the Initial Public Offering on February 12, 2018. The remaining proceeds held outside the Trust Account are being used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. As of September 30, 2018, cash held outside the Trust Account was $679,154.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MUDRICK CAPITAL ACQUISITION CORPORATION

Date: November 13, 2018		/s/ Jason Mudrick
	Name:	Jason Mudrick
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2018		/s/ Glenn Springer
	Name:	Glenn Springer
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

