Form 10-Q
period 2019-03-31
Mudrick Capital Acquisition Corp
filed 2019-05-13
CIK 1718405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

☐	Large accelerated filer	☐	Accelerated filer
☒	Non-accelerated filer	☒	Smaller reporting company
		☒	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒   No  ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	MUDS	The NASDAQ Stock Market LLC
Warrants to purchase one share of Class A Common Stock	MUDSW	The NASDAQ Stock Market LLC
Units, each consisting of one share of Class A Common Stock and one Warrant	MUDSU	The NASDAQ Stock Market LLC

As of May 13, 2019, there were 20,800,000 shares of the Company’s Class A common stock and 5,200,000 of the Company’s Class B common stock issued and outstanding.

MUDRICK CAPITAL ACQUISITION CORPORATION

Quarterly Report on Form 10-Q

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

MUDRICK CAPITAL ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Current Assets
Cash	$419,667	$535,946
Prepaid expenses	80,838	52,295
Total Current Assets	500,505	588,241

Investments held in Trust Account	213,868,593	212,916,691
Total Assets	$214,369,098	$213,504,932

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$69,607	$201,392
Income taxes payable	808,060	555,449
Total Current Liabilities	877,667	756,841

Deferred underwriting fees	7,280,000	7,280,000
Total Liabilities	8,157,667	8,036,841

Commitments and Contingencies

Common stock subject to possible redemption, $0.0001 par value; 19,921,923 and 19,848,325 shares as of March 31, 2019 and December 31, 2018, respectively (at redemption value of $10.10 per share)	201,211,422	200,468,083

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of March 31, 2019 and December 31, 2018	—	—
Class A Common stock, $0.0001 par value; 100,000,000 shares authorized; 878,077 and 951,675 shares issued and outstanding (excluding 19,921,923 and 19,848,325 shares subject to possible redemption) as of March 31, 2019 and December 31, 2018, respectively	88	95
Class B Common stock, $0.0001 par value; 10,000,000 shares authorized; 5,200,000 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	520	520
Additional paid-in capital	2,578,882	3,322,214
Retained earnings	2,420,519	1,677,179
Total Stockholders’ Equity	5,000,009	5,000,008
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$214,369,098	$213,504,932

The accompanying notes are an integral part of the unaudited condensed financial statements.

MUDRICK CAPITAL ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,
	2019	2018

General and administrative expenses	$158,655	$105,860
Loss from operations	(158,655)	(105,860)

Other income:
Interest income	2,404	452
Interest earned on marketable securities held in Trust Account	1,152,202	111,736
Other income	1,154,606	112,188

Income before provision for income taxes	995,951	6,328
Provision for income taxes	(252,611)	(13,060)
Net income (loss)	$743,340	$(6,732)

Weighted average shares outstanding of Class A common stock	20,800,000	20,800,000

Basic and diluted income per common share, Class A	$0.04	$0.00

Weighted average shares outstanding of Class B common stock	5,200,000	5,200,000

Basic and diluted loss per common share, Class B	$(0.02)	$(0.01)

The accompanying notes are an integral part of the unaudited condensed financial statements.

MUDRICK CAPITAL ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

					Additional		Total
	Class A Common Stock		Class B Common Stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2018	—	$—	5,750,000	$575	$24,425	$(2,784)	$22,216

Sale of 20,800,000 Units, net of underwriting discounts and offering costs	20,800,000	2,080	—	—	196,023,832	—	196,025,912

Sale of 7,740,000 Private Placement Warrants	—	—	—	—	7,740,000	—	7,740,000

Forfeiture of founder shares	—	—	(550,000)	(55)	55	—	—

Common stock subject to possible redemption	(19,681,326)	(1,968)	—	—	(198,779,425)	—	(198,781,393)

Net loss	—	—	—	—	—	(6,732)	(6,732)
Balance – March 31, 2018 (unaudited)	1,118,674	$112	5,200,000	$520	$5,008,887	$(9,516)	$5,000,003

					Additional		Total
	Class A Common Stock		Class B Common Stock		Paid in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2019	951,675	$95	5,200,000	$520	$3,322,214	$1,677,179	$5,000,008

Chang in value of common stock subject to possible redemption	(73,598)	(7)	—	—	(743,332)	—	(743,339)

Net income	—	—	—	—	—	743,340	743,340
Balance – March 31, 2019 (unaudited)	878,077	$88	5,200,000	$520	$2,578,882	$2,420,519	$5,000,009

The accompanying notes are an integral part of the unaudited condensed financial statements.

MUDRICK CAPITAL ACQUISITION CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Month Ended March 31,
	2019	2018
Cash Flows from Operating Activities:
Net income (loss)	$743,340	$(6,732)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,152,202)	(111,736)
Changes in operating assets and liabilities:
Prepaid expenses	(28,543)	(97,534)
Accounts payable and accrued expenses	(131,785)	49,912
Income taxes payable	252,611	13,060
Net cash used in operating activities	(316,579)	(153,030)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account	200,300	—
Investment of cash in Trust Account	—	(210,080,000)
Net cash provided by (used in) investing activities	200,300	(210,080,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting fees paid	—	203,840,000
Proceeds from sale of Private Placement Warrants	—	7,740,000
Repayment of promissory note – related party	—	(242,331)
Payment of offering costs	—	(293,953)
Net cash provided by financing activities	—	211,043,716

Net Change in Cash	(116,279)	810,686
Cash – Beginning	535,946	24,945
Cash – Ending	$419,667	$835,631

Non-Cash investing and financing activities:
Deferred underwriting fees charged to additional paid in capital	$—	$7,280,000
Initial classification of common stock subject to possible redemption	$—	$198,787,536
Payment of deferred offering costs and expenses by Sponsor	$—	$240,135
Change in value of common stock subject to possible redemption (at redemption value of $10.10 per share)	$743,339	$(6,143)

The accompanying notes are an integral part of the unaudited condensed financial statements.

MUDRICK CAPITAL ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

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

As of March 31, 2019, the Company had not commenced any operations. All activity through March 31, 2019 relates to the Company’s formation and its Initial Public Offering, which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and marketable securities from the proceeds derived from the Initial Public Offering, as defined below.

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

Transaction costs amounted to $11,974,088, consisting of $4,160,000 of underwriting fees, $7,280,000 of deferred underwriting fees payable (which are held in the Trust Account) and $534,088 of other costs. In addition, as of March 31, 2019, $419,667 of cash was held outside of the Trust Account and is available for working capital purposes. As described in Note 5, the $7,280,000 deferred underwriting fees payable is contingent upon the consummation of a Business Combination by February 12, 2020.

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

MARCH 31, 2019

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

MUDRICK CAPITAL ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

Liquidity and Going Concern

As of March 31, 2019, the Company had a cash balance of approximately $420,000, which excludes interest income of approximately $3,789,000 from the Company’s investments in the Trust Account which is available to the Company for tax obligations. During the three months ended March 31, 2019, the Company withdrew $200,300 of interest income from the Trust Account to pay its franchise taxes.

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

Until the consummation of a Business Combination, the Company will be using funds held outside of the Trust Account for identifying and evaluating target businesses, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses or their representatives, reviewing corporate documents and material agreements of prospective target businesses (as well as paying personnel and advisors to do the foregoing), structuring, negotiating and completing a Business Combination.

If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to a Business Combination. Moreover, the Company may need to obtain additional financing either to complete a Business Combination or because it becomes obligated to redeem a significant number of its Public Shares upon completion of a Business Combination, in which case the Company may issue additional securities or incur debt in connection with such Business Combination.

The liquidity condition and date for mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern through February 12, 2020, the scheduled liquidation date of the Company. These condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on March 25, 2019, which contains the audited financial statements and notes thereto. The interim results for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any future interim periods.

MUDRICK CAPITAL ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

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

Use of estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2019 and December 31, 2018.

Marketable securities held in Trust Account

At March 31, 2019 and December 31, 2018, substantially all of the assets held in the Trust Account were held in money market funds.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2019 and December 31, 2018, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

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

MARCH 31, 2019

(Unaudited)

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2019 and December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2019 and December 31, 2018, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

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

MUDRICK CAPITAL ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

(Unaudited)

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on February 8, 2018 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the three months ended March 31, 2019 and 2018, the Company incurred $30,000 and $20,000 of administrative service fees.

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

6. STOCKHOLDERS’ EQUITY

Common Stock

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2019 and December 31, 2018, there were 878,077 and 951,675 shares of Class A common stock issued and outstanding (excluding 19,921,923 and 19,848,325 shares of common stock subject to possible redemption), respectively.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of March 31, 2019 and December 31, 2018, there were 5,200,000 shares of Class B common stock outstanding.

Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law.

MUDRICK CAPITAL ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2019

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

 Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2019 and December 31, 2018, there were no shares of preferred stock issued or outstanding.

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

MARCH 31, 2019

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2019 and December 31, 2018, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2019	December 31, 2018
Assets:
Marketable securities held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$213,868,593	$212,916,691

8. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 28, 2017 (date of inception) through March 31, 2019 were organizational activities, those necessary to prepare for the Initial Public Offering, which was consummated on February 12, 2018, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2019, we had net income of $743,340, which consists of interest income on securities held in the Trust Account of $1,152,202 and other interest income of $2,404, offset by operating costs of $158,655 and a provision for income taxes of $252,611.

For the three months ended March 31, 2018, we had net loss of $6,732, which consists of operating costs of $105,860 and a provision for income taxes of $13,060, offset by interest income on securities held in the Trust Account of $111,736 and other interest income of $452.

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

As of March 31, 2019, we had securities held in the Trust Account of $213,868,593, substantially all of which is invested in U.S. treasury securities money market fund. Interest income earned on the balance in the Trust Account is available to us to pay taxes. During the three months ended March 31, 2019, we withdrew $200,300 of interest income to pay our franchise taxes.

As of March 31, 2019, we had cash of $419,667 held outside the Trust Account, which is available for use by us to cover the costs associated with identifying a target business, negotiating a Business Combination, due diligence procedures and other general corporate uses. In addition, as of March 31, 2019, we had accounts payable and accrued expenses of $69,607.

For the three months ended March 31, 2019, cash used in operating activities amounted to $316,579. Net income of $743,340 was offset by interest earned on securities held in the Trust Account of $1,152,202. Changes in our operating assets and liabilities provided $92,283 of cash.

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

Liquidity and Going Concern

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable and deferred underwriting commissions) to complete our initial Business Combination. To the extent necessary, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required, up to $1,500,000. Such loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants.

Until the consummation of a Business Combination, we intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses (as well as pay personnel and advisors to do the forgoing), structure, negotiate and complete a Business Combination

If our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to a Business Combination. Moreover, we may need to obtain additional financing either to complete a Business Combination or because we become obligated to redeem a significant number of our Public Shares upon completion of a Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a potential transaction. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

The liquidity condition and date for mandatory liquidation raise substantial doubt about our ability to continue as a going concern through February 12. 2020, our scheduled liquidation date.

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

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our condensed financial statements.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form10-K filed with the SEC on March 25, 2019. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form10-K filed with the SEC on March 25, 2019.

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

In connection with the Initial Public Offering, the Company incurred offering costs of $11,974,088 (including an underwriting fee of $4,160,000 and deferred underwriting commissions of $7,280,000 (including fees and commissions in connection with the partial exercise of the underwriter’s overallotment option)). Other incurred offering costs consisted principally of formation and preparation fees related to the Initial Public Offering. Prior to the closing of the Initial Public Offering, the Sponsor had made $242,331 in loans to the Company, which were fully repaid upon the completion of the Initial Public Offering on February 12, 2018. The remaining proceeds held outside the Trust Account are being used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. As of March 31, 2019 cash held outside the Trust Account was $419,667.

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

MUDRICK CAPITAL ACQUISITION CORPORATION

Date: May 13, 2019		/s/ Jason Mudrick
	Name:	Jason Mudrick
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2019		/s/ Glenn Springer
	Name:	Glenn Springer
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

