Form 10-Q
period 2019-09-30
Mudrick Capital Acquisition Corp
filed 2019-11-07
CIK 1718405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File No. 001-38387

MUDRICK CAPITAL ACQUISITION CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	82-2657796
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

527 Madison Avenue, 6 th Floor New York, NY	10022
(Address of Principal Executive Offices)	(Zip Code)

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

As of November 6, 2019, there were 20,800,000 shares of the Company’s Class A common stock and 5,200,000 of the Company’s Class B common stock issued and outstanding.

MUDRICK CAPITAL ACQUISITION CORPORATION

Quarterly Report on Form 10-Q

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

MUDRICK CAPITAL ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current Assets
Cash	$267,248	$535,946
Income taxes receivable	54,850	—
Prepaid expenses	29,590	52,295
Total Current Assets	351,688	588,241

Investments held in Trust Account	214,741,546	212,916,691
Total Assets	$215,093,234	$213,504,932

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$37,381	$201,392
Income taxes payable	—	555,449
Total Current Liabilities	37,381	756,841

Deferred underwriting fees	7,280,000	7,280,000
Total Liabilities	7,317,381	8,036,841

Commitments and Contingencies

Common stock subject to possible redemption, $0.0001 par value; 20,076,817 and 19,848,325 shares as of September 30, 2019 and December 31, 2018, respectively (at redemption value of $10.10 per share)	202,775,852	200,468,083

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of September 30, 2019 and December 31, 2018	—	—
Class A Common stock, $0.0001 par value; 100,000,000 shares authorized; 723,183 and 951,675 shares issued and outstanding (excluding 20,076,817 and 19,848,325 shares subject to possible redemption) as of September 30, 2019 and December 31, 2018, respectively	72	95
Class B Common stock, $0.0001 par value; 10,000,000 shares authorized; 5,200,000 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	520	520
Additional paid-in capital	1,014,468	3,322,214
Retained earnings	3,984,941	1,677,179
Total Stockholders’ Equity	5,000,001	5,000,008
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$215,093,234	$213,504,932

The accompanying notes are an integral part of the unaudited condensed financial statements.

MUDRICK CAPITAL ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
General and administrative expenses	$150,834	$136,590	$453,369	$407,781
Loss from operations	(150,834)	(136,590)	(453,369)	(407,781)

Other income:
Interest income	1,252	2,667	5,677	5,615
Interest earned on marketable securities held in Trust Account	1,113,871	913,360	3,475,683	1,804,362
Other income	1,115,123	916,027	3,481,360	1,809,977

Income before provision for income taxes	964,289	779,437	3,027,991	1,402,196
Provision for income taxes	(223,676)	(181,865)	(720,229)	(348,595)
Net income	$740,613	$597,572	$2,307,762	$1,053,601

Weighted average shares outstanding of Class A common stock	20,800,000	20,800,000	20,800,000	20,800,000

Basic and diluted income per common share, Class A	$0.04	$0.03	$0.13	$0.06

Weighted average shares outstanding of Class B common stock	5,200,000	5,200,000	5,200,000	5,200,000

Basic and diluted loss per common share, Class B	$(0.02)	$(0.02)	$(0.07)	$(0.05)

The accompanying notes are an integral part of the unaudited condensed financial statements.

MUDRICK CAPITAL ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(unaudited)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018

					Additional	Retained Earnings/	Total
	Class A Common Stock		Class B Common Stock		Paid in	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance – January 1, 2018	—	$—	5,750,000	$575	$24,425	$(2,784)	$22,216

Sale of 20,800,000 Units, net of underwriting discounts and offering costs	20,800,000	2,080	—	—	196,023,832	—	196,025,912

Sale of 7,740,000 Private Placement Warrants	—	—	—	—	7,740,000	—	7,740,000

Forfeiture of founder shares	—	—	(550,000)	(55)	55	—	—

Common stock subject to possible redemption	(19,681,326)	(1,968)	—	—	(198,779,425)	—	(198,781,393)

Net loss	—	—	—	—	—	(6,732)	(6,732)
Balance – March 31, 2018	1,118,674	112	5,200,000	520	5,008,887	(9,516)	5,000,003

Common stock subject to possible redemption	(45,818)	(5)	—	—	(462,756)	—	(462,761)

Net income	—	—	—	—	—	462,761	462,761
Balance – June 30, 2018	1,072,856	107	5,200,000	520	4,546,131	453,245	5,000,003

Common stock subject to possible redemption	(59,165)	(6)	—	—	(597,561)	—	(597,567)

Net income	—	—	—	—	—	597,572	597,572
Balance – September 30, 2018	1,013,691	$101	5,200,000	$520	$3,948,570	$1,050,817	$5,000,008

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

					Additional		Total
	Class A Common Stock		Class B Common Stock		Paid in	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2019	951,675	$95	5,200,000	$520	$3,322,214	$1,677,179	$5,000,008

Change in value of common stock subject to possible redemption	(73,598)	(7)	—	—	(743,332)	—	(743,339)

Net income	—	—	—	—	—	743,340	743,340
Balance – March 31, 2019	878,077	88	5,200,000	520	2,578,882	2,420,519	5,000,009

Change in value of common stock subject to possible redemption	(81,566)	(8)	—	—	(823,809)	—	(823,817)

Net income	—	—	—	—	—	823,809	823,809
Balance – June 30, 2019	796,511	80	5,200,000	520	1,755,073	3,244,328	5,000,001

Change in value of common stock subject to possible redemption	(73,328)	(8)	—	—	(740,605)	—	(740,613)

Net income	—	—	—	—	—	740,613	740,613
Balance – September 30, 2019	723,183	$72	5,200,000	$520	$1,014,468	$3,984,941	$5,000,001

The accompanying notes are an integral part of the unaudited condensed financial statements.

MUDRICK CAPITAL ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities:
Net income	$2,307,762	$1,053,601
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(3,475,683)	(1,804,362)
Changes in operating assets and liabilities:
Income taxes receivable	(54,850)	—
Prepaid expenses	22,705	(82,710)
Accounts payable and accrued expenses	(164,011)	175,369
Income taxes payable	(555,449)	348,595
Net cash used in operating activities	(1,919,526)	(309,507)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account	1,650,828	—
Investment of cash in Trust Account	—	(210,080,000)
Net cash provided by (used in) investing activities	1,650,828	(210,080,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting fees paid	—	203,840,000
Proceeds from sale of Private Placement Warrants	—	7,740,000
Repayment of promissory note – related party	—	(242,331)
Payment of offering costs	—	(293,953)
Net cash provided by financing activities	—	211,043,716

Net Change in Cash	(268,698)	654,209
Cash – Beginning	535,946	24,945
Cash – Ending	$267,248	$679,154

Supplementary cash flow information:
Cash paid for income taxes	$1,330,528	$—

Non-Cash investing and financing activities:
Deferred underwriting fees charged to additional paid in capital	$—	$7,280,000
Payment of deferred offering costs and expenses by Sponsor	$—	$240,135
Initial classification of common stock subject to possible redemption	$—	$198,787,536
Change in value of common stock subject to possible redemption (at redemption value of $10.10 per share)	$2,307,769	$1,054,185

The accompanying notes are an integral part of the unaudited condensed financial statements.

MUDRICK CAPITAL ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

As of September 30, 2019, the Company had not commenced any operations. All activity through September 30, 2019 relates to the Company’s formation and its Initial Public Offering, which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and marketable securities from the proceeds derived from the Initial Public Offering, as defined below.

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

Transaction costs amounted to $11,974,088, consisting of $4,160,000 of underwriting fees, $7,280,000 of deferred underwriting fees payable (which are held in the Trust Account) and $534,088 of other costs. In addition, as of September 30, 2019, $267,248 of cash was held outside of the Trust Account and is available for working capital purposes. As described in Note 5, the $7,280,000 deferred underwriting fees payable is contingent upon the consummation of a Business Combination by February 12, 2020.

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

SEPTEMBER 30, 2019

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

MUDRICK CAPITAL ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

Liquidity and Going Concern

As of September 30, 2019, the Company had a cash balance of approximately $267,000, which excludes interest income of approximately $4,662,000 from the Company’s investments in the Trust Account which is available to the Company for tax obligations. During the nine months ended September 30, 2019, the Company withdrew approximately $1,651,000 of interest income from the Trust Account to pay its franchise and income taxes.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC on March 25, 2019, which contains the audited financial statements and notes thereto. The interim results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any future interim periods.

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

SEPTEMBER 30, 2019

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2019 and December 31, 2018.

Marketable securities held in Trust Account

At September 30, 2019 and December 31, 2018, substantially all of the assets held in the Trust Account were held in money market funds.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2019 and December 31, 2018, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

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

MUDRICK CAPITAL ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2019 and December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2019 and December 31, 2018, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

SEPTEMBER 30, 2019

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

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on February 8, 2018 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the three months ended September 30, 2019 and 2018, the Company incurred $30,000 of administrative service fees. For the nine months ended September 30, 2019 and 2018, the Company incurred $90,000 and $80,000 of administrative service fees, respectively.

MUDRICK CAPITAL ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

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

6. STOCKHOLDERS’ EQUITY

Common Stock

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2019 and December 31, 2018, there were 723,183 and 951,675 shares of Class A common stock issued and outstanding (excluding 20,076,817 and 19,848,325 shares of common stock subject to possible redemption), respectively.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of September 30, 2019 and December 31, 2018, there were 5,200,000 shares of Class B common stock outstanding.

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

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2019 and December 31, 2018, there were no shares of preferred stock issued or outstanding.

MUDRICK CAPITAL ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

MUDRICK CAPITAL ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2019 and December 31, 2018, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2019	December 31, 2018
Assets:
Trust Account – U.S. Treasury Securities Money Market Fund	1	$214,741,546	$212,916,691

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 28, 2017 (date of inception) through September 30, 2019 were organizational activities, those necessary to prepare for the Initial Public Offering, which was consummated on February 12, 2018, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on investments held in the Trust Account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2019, we had net income of $740,613, which consists of interest income on investments held in the Trust Account of $1,113,871 and other interest income of $1,252, offset by operating costs of $150,834 and a provision for income taxes of $223,676.

For the nine months ended September 30, 2019, we had net income of $2,307,762, which consists of interest income on investments held in the Trust Account of $3,475,683 and other interest income of $5,677, offset by operating costs of $453,369 and a provision for income taxes of $720,229.

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

As of September 30, 2019, we had investments held in the Trust Account of $214,741,546, substantially all of which is invested in U.S. treasury securities money market fund. Interest income earned on the balance in the Trust Account is available to us to pay taxes. During the nine months ended September 30, 2019, we withdrew approximately $1,651,000 of interest income to pay our franchise and income taxes.

As of September 30, 2019, we had cash of $267,248 held outside the Trust Account, which is available for use by us to cover the costs associated with identifying a target business, negotiating a Business Combination, due diligence procedures and other general corporate uses. In addition, as of September 30, 2019, we had accounts payable and accrued expenses of $37,381.

For the nine months ended September 30, 2019, cash used in operating activities amounted to $1,919,526. Net income of $2,307,762 was offset by interest earned on investments held in the Trust Account of $3,475,683 and changes in our operating assets and liabilities, which used $751,605 of cash.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 25, 2019. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 25, 2019.

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

In connection with the Initial Public Offering, the Company incurred offering costs of $11,974,088 (including an underwriting fee of $4,160,000 and deferred underwriting commissions of $7,280,000 (including fees and commissions in connection with the partial exercise of the underwriter’s overallotment option)). Other incurred offering costs consisted principally of formation and preparation fees related to the Initial Public Offering. Prior to the closing of the Initial Public Offering, the Sponsor had made $242,331 in loans to the Company, which were fully repaid upon the completion of the Initial Public Offering on February 12, 2018. The remaining proceeds held outside the Trust Account are being used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. As of September 30, 2019 cash held outside the Trust Account was $267,248.

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

MUDRICK CAPITAL ACQUISITION CORPORATION

Date: November 7, 2019		/s/ Jason Mudrick
	Name:	Jason Mudrick
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2019		/s/ Glenn Springer
	Name:	Glenn Springer
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

