Form 10-K
period 2019-12-31
Mudrick Capital Acquisition Corp
filed 2020-03-12
CIK 1718405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-38387

MUDRICK CAPITAL ACQUISITION CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	82-2657796
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

527 Madison Avenue, 6th Floor, New York, New York	10022
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (646) 747-9500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one redeemable warrant	MUDSU	The Nasdaq Capital Market
Class A common stock, par value $0.0001 per share	MUDS	The Nasdaq Capital Market
Redeemable warrants, exercisable for Class A common stock at an exercise price of $11.50 per share	MUDSW	The Nasdaq Capital Market

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

As of June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the Class A common stock on June 28, 2019, as reported on the NASDAQ Capital Market, was approximately $211,744,000.

As of March 11, 2020, there were 6,909,287 shares of Class A common stock and 5,200,000 shares of Class B common stock of the registrant issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

•	our ability to complete the business combination (defined below) or any alternative transactions;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses, if the business combination (defined below) is not consummated;

•	failure to maintain the listing on, or the delisting of our securities from, NASDAQ or an inability to have our securities listed on NASDAQ or another national securities exchange following our initial business combination;

•	the ability of our officers and directors to generate a number of potential investment opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

•	our financial performance.

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

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this report. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this report, those results or developments may not be indicative of results or developments in subsequent periods. For any risks associated with the business combination, see the Company’s joint proxy statement/prospectus which forms part of the Company’s registration statement on Form S-4 (as may be amended from time to time, the “Registration Statement”), containing information about the business combination and the Hycroft business, as initially filed with the SEC on February 14, 2020.

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

Overview

We are a blank check company formed as a Delaware corporation for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Report as our initial business combination. While we may pursue an initial business combination target in any stage of its corporate evolution, we have focused our search on companies that have recently emerged from bankruptcy court protection, often referred to as post-bankruptcy or post-restructured companies. Our management team and Mudrick Capital, an affiliate of our sponsor, have extensive experience investing in post-restructured companies. We believe that this experience makes us very well situated to identify, source, negotiate and execute a business combination at a favorable valuation with an attractive post-restructured company. However, we are not limited to post-restructured companies and, if the business combination (defined below) is not consummated, we may pursue an initial business combination with any business we choose and we may pursue a company with operations or opportunities outside of the United States.

On January 13, 2020, we entered into a purchase agreement (as amended on February 26, 2020, and as may be further amended from time to time, the “Purchase Agreement”), by and among us, MUDS Acquisition Sub, Inc., a Delaware corporation and an indirect, wholly-owned subsidiary of ours (“Acquisition Sub”), and Hycroft Mining Corporation, a Delaware corporation (“Seller” or “Hycroft”).

Subject to the terms and conditions set forth in the Purchase Agreement, we intend to consummate a business combination transaction (the “business combination”), pursuant to which Acquisition Sub will acquire from Seller the issued and outstanding equity interests of Seller’s direct subsidiaries and we or Acquisition Sub will acquire substantially all of the assets and assume substantially all of the liabilities of Seller (such equity interests and the assets and liabilities together, the “Hycroft business”).

Subject to the terms and conditions set forth in the Purchase Agreement, in consideration for the Hycroft business and in connection with the consummation of the business combination, Acquisition Sub will deliver, or cause to be delivered on its behalf, to Seller (a) a number of shares of Class A common stock, par value $0.0001 per share equal to (i) (A) $325,000,000, plus (B) the value of the Surrendered Shares (defined below) valued at $10.00 per share, minus (C) the sum of the 1.5 Lien Share Payment Amount and the 1.5 Lien Cash Payment Amount (each defined below), minus (D) the sum of the Excess Notes Share Payment Amount and the Excess Notes Cash Payment Amount (each defined below), divided by (ii) $10.00, which Seller will promptly distribute to its stockholders and (b) the Excess Notes (defined below) and Seller’s 1.5 lien notes acquired by Acquisition Sub in connection with the consummation of the business combination and pursuant to the transactions described below. In addition, (x) we and Acquisition Sub will assume certain of Seller’s liabilities, including our assumption of certain debt obligations of Seller and Seller’s liabilities and obligations under its existing warrant agreement, and (y) Acquisition Sub will pay off, or cause to be paid off, Seller’s other outstanding indebtedness for borrowed money, on Seller’s behalf, including under Seller’s first lien debt and promissory note.

As described in the Purchase Agreement, on October 4, 2019, Seller, as borrower, certain subsidiaries of Seller, as guarantors, Sprott Private Resource Lending II (Collector), LP, as lender, and Sprott Resource Lending Corp., as arranger, executed a multi-tranche Credit Agreement (the “Sprott Credit Agreement”), pursuant to which Seller will incur indebtedness with an original principal amount not in excess of $110,000,000 in connection with the consummation of the business combination. Pursuant to the terms of the Purchase Agreement, we will assume the Sprott Credit Agreement in connection with the consummation of the business combination and will issue to Sprott Private Resource Lending II (Collector), LP a number shares of our Class A common stock equal to 1% of our post-closing shares outstanding. In addition, concurrently with the consummation of the business combination, we and a subsidiary of Seller will enter into a Royalty Agreement with Sprott Private Resource Lending II (CO) Inc. (the “Sprott Royalty Agreement” and, together with the Sprott Credit Agreement, the “Sprott Agreements”), pursuant to which, among other things, such subsidiary will receive $30,000,000 and will incur a 1.5% net smelter royalty payment obligation relating to the Hycroft mine, the principal asset of Seller’s subsidiaries being acquired in the business combination.

Consummation of the business combination is subject to customary conditions of the respective parties, including the approval of the business combination by our stockholders in accordance with our amended and restated certificate of incorporation, as amended, and the completion of a redemption offer whereby we will providing our public stockholders with the opportunity to redeem their shares of our Class A common stock for cash equal to their pro rata share of the aggregate amount on deposit in our trust account.

Concurrently with the execution of the Purchase Agreement, Seller and the holders of all of Seller’s outstanding 1.25 lien notes entered into a Note Exchange Agreement (the “1.25 Lien Exchange Agreement”), pursuant to which such holders and Seller have mutually agreed that (i) such holders will exchange the outstanding 1.25 lien notes for new subordinated notes of Seller (the “New Subordinated Notes”) immediately prior to the consummation of the business combination and (ii) not more than $80,000,000 in aggregate principal amount of such New Subordinated Notes, on a pro rata basis (the “Assumed New Subordinated Notes”), will be permitted to be assigned to and assumed by (and per the terms of the Purchase Agreement, will be assigned to and assumed by) us at the consummation of the business combination.

Concurrently with the execution of the Purchase Agreement, Seller and the holders of all of Seller’s second lien notes entered into a Conversion and Consent Agreement (the “Second Lien Conversion Agreement”), pursuant to which such holders have agreed to convert their second lien notes into Seller’s common stock in accordance with the terms thereof immediately prior to the consummation of the business combination.

Concurrently with the execution of the Purchase Agreement, we entered into subscription/backstop agreements (the “Subscription/Backstop Agreements”) with certain investment funds affiliated with or managed by Mudrick Capital Management, L.P., Whitebox Advisors LLC, Highbridge Capital Management, LLC, Aristeia Capital, LLC or Wolverine Asset Management, LLC (collectively, the “Initial Subscribers”), pursuant to which we will issue and sell to the Initial Subscribers $65,000,000 of our Class A common stock at a purchase price of $10.00 per share, and the Initial Subscribers will receive an aggregate of 3,250,000 warrants exercisable at $11.50 per share, in each case, in connection with and conditioned upon the consummation of the business combination. Pursuant to the terms of the Subscription/Backstop Agreement, if, (a) prior to the consummation of the business combination, we enter into subscription agreements or other instruments pursuant to which we agree to issue and sell to certain third-party investors all or any portion of the shares to be issued in connection with the transactions contemplated by the Subscription/Backstop Agreements or (b) in connection with the consummation of the business combination, the cash remaining in our trust account following the satisfaction of stockholder redemptions exceeds $10,000,000, then the aggregate number of shares to be issued to the Initial Subscribers will be correspondingly reduced such that, at the consummation of the business combination, an amount of our Class A common stock equal to the difference (not less than zero) between (i) $65,000,000 and (ii) the amount of cash in excess of $10,000,000 remaining in our trust account following the satisfaction of stockholder redemptions will be issued to the Initial Subscribers and such third-party investors, in the aggregate, at a purchase price of $10.00 per share (the consummation of the transactions contemplated by the Subscription/Backstop Agreements and/or the agreements described in this sentence shall be referred to herein as the “PIPE”).

Concurrently with the execution of the Purchase Agreement, we and Seller’s stockholders holding at least a majority of Seller’s outstanding common stock entered into a Support Agreement (the “Seller Support Agreement”), pursuant to which, among other things, such stockholders agreed to support the business combination and the other transactions contemplated by the Purchase Agreement, subject to certain customary conditions.

Concurrently with the execution of the Purchase Agreement, Acquisition Sub and the holders of all of Seller’s outstanding 1.25 lien notes and 1.5 lien notes entered into an Exchange Agreement (the “Exchange Agreement”), pursuant to which such holders and Acquisition Sub have mutually agreed that the holders of any New Subordinated Notes other than the Assumed New Subordinated Notes (the “Excess Notes”) and the 1.5 lien notes will transfer the Excess Notes and 1.5 lien notes to Acquisition Sub in exchange for Acquisition Sub transferring to the holders of the Excess Notes and the 1.5 Lien Notes the amounts described below:

•	The holders of the Excess Notes will be entitled to receive an amount equal to 100% of the total principal amount outstanding thereunder (plus accrued but unpaid interest and outstanding fees thereon). Such amounts shall be paid in cash to the extent that the sum of (a) cash remaining in our trust account following the satisfaction of our stockholder redemptions, (b) the net proceeds from the Subscription/Backstop Agreements, (c) the net proceeds from the forward purchase and (d) the net proceeds from certain, is in excess of $220,000,000 (such excess amount, the “Cash Available for Payment” and the amount of cash therefore to be paid in respect of the Excess Notes, the “Excess Notes Cash Payment Amount”). The balance, if any, to be paid in respect of the Excess Notes shall be paid in our Class A common stock valued at $10.00 per share (any such balance, the “Excess Notes Share Payment Amount”).

•	The holders of the 1.5 lien notes will be entitled to receive an amount equal to 110% of the total principal amount outstanding thereunder (plus accrued but unpaid interest and outstanding fees thereon). Such amounts shall be paid in cash to the extent that there is remaining Cash Available for Payment after any cash payments with respect to the Excess Notes described above are made (provided, that such cash payment amounts will be reduced such that we have not less than $70,000,000 in unrestricted and available cash after giving effect to the transactions contemplated by the Purchase Agreement and the cash payments in respect of the Excess Notes and 1.5 lien notes) (such amounts to be paid in cash, the “1.5 Lien Cash Payment Amount”). The balance, if any, to be paid in respect of the 1.5 lien notes shall be paid in our Class A common stock valued at $10.00 per share (any such balance, the “1.5 Lien Share Payment Amount”).

Concurrently with the execution of the Purchase Agreement, we and our sponsor entered into a letter agreement (the “Parent Sponsor Letter Agreement”), pursuant to which (a) our sponsor agreed to waive certain anti-dilution rights set forth in our amended and restated certificate of incorporation, as amended, that may result from the transactions contemplated by the Purchase Agreement, including the PIPE, and (b) our sponsor agreed to surrender to us, immediately prior to the consummation of the business combination and for no consideration, a number of shares of our Class B common stock, par value $0.0001 per share, equal to (i) 1,941,667 plus (ii) the product of (A) 1,941,667 and (B) the difference between (I) 1 and (II) a fraction (not greater than 1), the numerator of which is the sum of (x) the amount of PIPE proceeds from subscription agreements other than the Subscription/Backstop Agreements and (y) the amount of cash remaining in our trust account following the satisfaction of stockholder redemptions, and the denominator of which is $65,000,000 (the “Surrendered Shares”).

Concurrently with the consummation of the business combination, we and our sponsor will consummate the transactions contemplated by that certain Forward Purchase Contract, dated as of January 24, 2018, pursuant to which our sponsor will purchase 2,500,000 units and 625,000 shares of our Class A common stock for an aggregate purchase price of $25,000,000 (the “forward purchase”).

At the consummation of the business combination, we, our sponsor and certain holders of Seller’s common stock and warrants (the “restricted stockholders”) will enter into a registration rights agreement (the “Amended and Restated Registration Rights Agreement”) in respect of the shares of our Class A common stock issued to the restricted stockholders in connection with the transactions set forth above. Pursuant to the Amended and Restated Registration Rights Agreement, the restricted stockholders and their permitted transferees will be entitled to certain registration rights, including, among other things, customary registration rights, including demand, shelf and piggy-back rights, subject to cut-back provisions. Pursuant to the Amended and Restated Registration Rights Agreement, the restricted stockholders will agree not to sell, transfer, pledge or otherwise dispose of shares of our Class A common stock they receive in connection with the transactions set forth above (other than the PIPE) for certain time periods specified therein.

For any risks associated with the business combination and the Hycroft business, see our Registration Statement containing information about the business combination and the Hycroft business, as initially filed with the SEC on February 14, 2020.

The Purchase Agreement and related agreements are further described in the Current Reports on Form 8-K filed by us on January 14, 2020, February 14, 2020 and February 27, 2020. For additional information regarding Seller, the Hycroft business, the Purchase Agreement and the transactions contemplated therein, including in the related agreements, see our Registration Statement.

Other than as specifically discussed, this report does not assume that the consummation of the business combination will occur.

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

Business Combination Criteria

Consistent with our business strategy, we have identified the following general criteria that we believe are important in evaluating candidates for our initial business combination and would continue to use in the event that we are unable to consummate the business combination. While we have utilized these criteria in evaluating business combination opportunities, including the acquisition of the Hycroft business, we expect that no individual criterion will entirely determine a decision to pursue a particular opportunity. Further, any particular initial business combination opportunity that we ultimately determine to pursue may not meet one or more of these criteria.

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

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management team may deem relevant. In the event that the business combination is not consummated and we find an opportunity that is more compelling to us than the opportunities described above, we would pursue such opportunity and disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which, as discussed in this Report, would be in the form of proxy solicitation materials or tender offer documents that we would file with the U.S. Securities and Exchange Commission.

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

We anticipate structuring our initial business combination either (i) in such a way so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses, or (ii) in such a way so that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders, or for other reasons, including an Affiliated Joint Acquisition as described above. However, we will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of NASDAQ’s 80% of net assets test. If the initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable. Based on the valuation analysis of our management and board of directors, we have determined that the fair market value of the Hycroft business was in excess of 80% of the funds in the trust account and that the 80% test was therefore satisfied.

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

We are not prohibited from pursuing an initial business combination with a company that is affiliated with Mudrick Capital, investment funds or separate accounts advised by Mudrick Capital or our officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with Mudrick Capital, investment funds advised by Mudrick Capital or our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view, such as the opinion obtained in connection with the business combination.

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

Mudrick Capital and each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We believe, however, that the fiduciary duties or contractual obligations of Mudrick Capital and our officers or directors will not materially affect our ability to complete our initial business combination. In addition to the forward purchase obligation described elsewhere in this Report, we may, at our option, pursue an Affiliated Joint Acquisition opportunity with an entity to which Mudrick Capital, investment funds advised by Mudrick Capital or an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the initial business combination by making a specified future issuance to any such entity. Any such Affiliated Joint Acquisition or specified future issuance would be in addition to, and would not include, the forward purchase securities issued pursuant to the forward purchase contract. Our amended and restated certificate of incorporation, as amended, provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Our sponsor, officers and directors and Mudrick Capital have agreed not to participate in the formation of, or become an officer or director of any other special purpose acquisition company with a class of securities registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act, until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination by August 12, 2020.

Our Management Team

Members of our management team are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any member of our management team devotes in any time period varies based on whether a target business has been selected for our initial business combination and the current stage of the initial business combination process.

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

Financial Position

With funds available for an initial business combination initially in the amount of approximately $64,455,000 as of February 10, 2020, after payment of  up to $7,280,000 of deferred underwriting fees, and in addition to the proceeds from the $25,000,000 forward purchase contract to purchase 2,500,000 units by our sponsor, in each case before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, there can be no assurance that third party financing will be available to us.

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

A total of $210,080,000  of the net proceeds from our initial public offering (including the partial over-allotment) and the private placement were deposited in a trust account established for the benefit of the Company’s public stockholders.

Our units began trading on February 8, 2018 on the NASDAQ Capital Market under the symbol MUDSU. Commencing on March 12, 2018, the securities comprising the units began separate trading. The units, common stock, and warrants are trading on the NASDAQ Capital Market under the symbols “MUDSU,” “MUDS” and “MUDSW,” respectively.

On January 2, 2020, in order to finance transaction costs in connection with our initial business combination, we issued an unsecured promissory note to our sponsor in an amount up to $1,500,000. Such note bears no interest and is repayable in full upon consummation of our initial business combination. For additional information, please see our Current Report on Form 8-K filed on January 3, 2020.

As discussed above, on January 13, 2020, we entered into the Purchase Agreement (as amended on February 26, 2020) and certain related agreements, pursuant to which, among other things and subject to the terms and conditions contained therein, we have agreed to acquire the Hycroft business. For additional information regarding the business combination and the Hycroft business, please see our Registration Statement and our Current Report on Form 8-K filed on February 27, 2020.

As a result of the approval by our stockholders at a special meeting held on February 10, 2020 (the “Extension Meeting”), the deadline for completion of a business combination was extended from February 12, 2020 to August 12, 2020. In connection with the Extension Meeting, a total of 13,890,713 shares of our Class A common stock were redeemed, for an aggregate of approximately $144,218,760. For additional information, please see our Current Report on Form 8-K filed on February 11, 2020.

On February 12, 2020, we and Cantor entered into an amendment to our underwriting agreement. For additional information, please see our Current Report on Form 8-K filed on February 14, 2020.

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

We will have until August 12, 2020 to consummate our initial business combination. If we are unable to consummate the business combination or an alternative initial business combination within the applicable time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Sources of Target Businesses

Target business candidates have been brought to our attention from various unaffiliated sources, including investment bankers and investment professionals. These sources have also introduced us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read our public filings and know what types of businesses we are targeting. Our officers and directors, as well as our sponsor and their affiliates that specialize in business acquisitions bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we have received a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our sponsor and their affiliates. In the event that the business combination is not consummated, we expect to continue to evaluate opportunities that are sourced through each of the foregoing networks and relationships. We may engage professional firms or other individuals in the future in connection with an alternative initial business combination, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which our sponsor or officers are affiliated, be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the company prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). None of our sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated initial business combination. We have agreed to pay our sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support and to reimburse our sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate.

We are not prohibited from pursuing an initial business combination with an initial business combination target that is affiliated with our sponsor, officers or directors or making the initial business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with an initial business combination target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that such an initial business combination is fair to our company from a financial point of view, which we have obtained in connection with the business combination. We are not required to obtain such an opinion in any other context and, in the event the business combination is not consummated, may not be required to obtain such an opinion in connection with an alternative initial business combination.

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

The time and costs required to select and evaluate an alternative target business and to structure and complete the business combination or an alternative business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the business combination, if not consummated, or the identification and evaluation of an alternative target business with which an initial business combination is ultimately not completed will result in a loss and reduce the amount of capital available to otherwise complete a business combination.

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

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business, including the management of the Hycroft business, when evaluating the desirability of effecting our initial business combination with that business and plan to continue to do so if the business combination is not consummated and we seek an alternative initial business combination opportunity, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

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

In addition, under NASDAQ’s listing rules, stockholder approval would be required for our initial business combination if, for example:

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

The Purchase Agreement requires the approval of our stockholders to consummate the business combination. However, in the event the business combination is not consummated, in connection with any alternative initial business combination, we will either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), or (2) provide our stockholders with an opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable).

In connection with the business combination, we have announced that we intend to hold a special meeting of our stockholders. If the business combination is not consummated, in connection with an alternative initial business combination, we will have the flexibility to avoid such stockholder vote if such a vote is not otherwise required pursuant to NASDAQ’s listing rules and allow our stockholders to sell their shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act which regulate issuer tender offers.

Permitted Purchases of our Securities

If we seek stockholder approval of our initial business combination, as we intend to do in connection with the business combination, and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial stockholders, directors, officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our initial stockholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and NASDAQ rules. However, other than the transactions contemplated by the forward purchase and the Subscription/Backstop Agreements described above, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material nonpublic information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. None of the funds held in the trust account will be used to purchase shares or public warrants in such transactions prior to completion of our initial business combination.

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

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account was $10.36 per public share as of December 31, 2019. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve an initial business combination, such as in connection with the business combination, or (ii) by means of a tender offer if the business combination is not consummated. The decision as to whether we will seek stockholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Under NASDAQ rules, asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation, as amended, would require stockholder approval. If we structure an initial business combination with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed initial business combination. We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirements or we choose to seek stockholder approval for business or other legal reasons. So long as we obtain and maintain a listing for our securities on NASDAQ, we are required to comply with such rules.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation, as amended,:

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

If, however, stockholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other legal reasons, such as in connection with the business combination, we will, pursuant to our amended and restated certificate of incorporation, as amended,:

•	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

•	file proxy materials with the SEC.

In the event that we seek stockholder approval of our initial business combination, such as in connection with the business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count toward this quorum and pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote their founder shares and any public shares purchased (including in open market and privately negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial stockholders’ founder shares, we would need only 854,644, or approximately 12.4%, of the 6,909,287 outstanding public shares to be voted in favor of an initial business combination (assuming all outstanding shares are voted) in order to have our initial business combination approved. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction.

Our amended and restated certificate of incorporation, as amended, provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. For example, the proposed initial business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed initial business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination, such as in connection with the business combination, and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation, as amended, provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as the “Excess Shares.” Such restriction shall also be applicable to our affiliates. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed initial business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in our initial public offering without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with an initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

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

If our the business combination is not completed, we may continue to try to complete an alternative initial business combination with a different target until August 12, 2020.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation, as amended, provides that we will have until August 12, 2020 to complete our initial business combination. If we are unable to complete our initial business combination by August 12, 2020, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by August 12, 2020.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination by August 12, 2020. However, if our sponsor, officers or directors acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination by August 12, 2020.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation, as amended, (i) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by August 12, 2020 or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time.

If we do not consummate the business combination or an alternative initial business combination by August 12, 2020, we expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $209,000 of proceeds held outside the trust account (as of December 31, 2019), although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any franchise and income tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay franchise and income taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.36 as of December 31, 2019. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.36. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters in our initial public offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to approximately $209,000 (as of December 31, 2019) from the proceeds of our initial public offering with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by August 12, 2020 may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by August 12, 2020, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination by August 12, 2020, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following by August 12, 2020 and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend any provisions of our amended and restated certificate of incorporation, as amended, (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by August 12, 2020 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our business combination by August 12, 2020, subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our amended and restated certificate of incorporation, as amended, like all provisions of our amended and restated certificate of incorporation, as amended, may be amended with a stockholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we have encountered, and may continue to encounter in the event we do not consummate the business combination, intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses is limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the initial business combination of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination. If we succeed in consummating the business combination or an alternative initial business combination, there will be, in all likelihood, intense competition from competitors in the target business.

Employees

We currently have four officers. These individuals are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they devote in any time period varies based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not intend to have any full time employees prior to the completion of the business combination or an alternative initial business combination.

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

We have filed audited financial statements of Seller as part of the joint proxy statement/prospectus which forms part of our Registration Statement and which will be sent to stockholders to assist them in assessing the business combination and the Hycroft business. In the event that the business combination is not consummated, we will provide stockholders with audited financial statements of another prospective target business as part of the tender offer materials or proxy solicitation materials to be sent to stockholders. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential targets we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ended December 31, 2019 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer, and no longer an emerging growth company, or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

You should consider carefully the risk factors described below, together with the other information contained in this report, including the financial statements and the notes thereto. This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks described below. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respect to us and our business. Risks associated with the business combination and the Hycroft business are more fully described in our Registration Statement.

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

In its report on our financial statements for the year ended December 31, 2019, our independent registered public accounting firm included an explanatory paragraph expressing substantial doubt regarding our ability to continue as a going concern. A “going concern” opinion means, in general, that our independent registered public accounting firm has substantial doubt about our ability to continue our operations unless we complete a business combination by August 12, 2020.

Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

The Purchase Agreement requires the approval of our stockholders to consummate the business combination. However, in the event the business combination is not consummated, in connection with any alternative initial business combination, we will either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), or (2) provide our stockholders with an opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable). We may choose not to hold a stockholder vote to approve an alternative initial business combination unless the initial business combination would require stockholder approval under applicable law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other legal reasons. Except as required by law, the decision as to whether we will seek stockholder approval of a proposed initial business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our public shares do not approve of the initial business combination we complete.

If we seek stockholder approval of our initial business combination, our initial stockholders have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote their founder shares, as well as any public shares purchased (including in open market and privately negotiated transactions), in favor of our initial business combination. As a result, in addition to our initial stockholders’ founder shares, we would need 854,644, or approximately 12.4%, of the 6,909,287 public shares sold in our initial public offering to be voted in favor of an initial business combination (assuming all outstanding shares are voted) in order to have our initial business combination approved. Our initial stockholders own shares representing approximately 43% of our outstanding shares of common stock. Accordingly, if we seek stockholder approval of our initial business combination, such as in connection with the business combination, the agreement by our initial stockholders to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite stockholder approval for such initial business combination.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the initial business combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Although we are seeking stockholder approval of the business combination, if such transaction is not consummated and we seek to enter into an alternative initial business combination, our board of directors may complete an initial business combination without seeking stockholder approval. Under such circumstances, public stockholders may not have the right or opportunity to vote on the initial business combination, unless we seek such stockholder vote. Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into an initial business combination with a target.

We may seek to enter into an initial business combination agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. In particular, the Purchase Agreement provides that (i) immediately prior to the consummation of the business combination, the amount in the trust account and the proceeds from the PIPE and the forward purchase contract and available under the Sprott Agreements shall equal or exceed $210,000,000, and (ii) immediately after the consummation of the business combination and after payment in respect of all stockholder redemptions, the payoff of certain of Seller’s indebtedness and any payments due to holders of Excess Notes and 1.5 Lien Notes, if any, unrestricted and available cash shall equal or exceed $50,000,000. While we have access to the proceeds from the $25,000,000 private placement from our sponsor, up to $65,000,000 gross proceeds from the Subscription/Backstop Agreements, $100,000,000 gross proceeds in connection with the Sprott Agreements and additional gross proceeds of at least $10,000,000 from an incremental equity investment, in each case to be consummated at the closing of the business combination, if too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition (or a higher minimum cash closing condition if the business combination is not consummated and we seek to enter into an alternative initial business combination) and, as a result, would not be able to proceed with the business combination (or such alternative initial business combination). Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of underwriters’ fees and commissions or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into an initial business combination with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination (including the business combination), we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing, such as the PIPE and incremental equity investment to be consummated in connection with the business combination. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable initial business combination available to us or optimize our capital structure. In connection with the business combination, a portion of the deferred underwriting commissions payable to the underwriters will be payable in either cash or shares of our Class A common stock based on the number of shares that are redeemed in connection with the business combination. In the event that the business combination is not consummated and we seek to consummate an alternative initial business combination, the amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay the deferred underwriting commissions.

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

Any potential target business with which we enter into negotiations concerning an initial business combination will be aware that we must complete our initial business combination by August 12, 2020. Consequently, such target business may obtain leverage over us in negotiating an initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.36 per share (based on the trust account balance as of December 31, 2019), or less than such amount in certain circumstances, and our warrants will expire worthless.

Our amended and restated certificate of incorporation, as amended, provides that we must complete our initial business combination by August 12, 2020. If the business combination is not consummated, we may not be able to find a suitable alternative target business and complete our initial business combination within such time period. If we have not completed the business combination or an alternative initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.36 per share (based on the trust account balance as of December 31, 2019), and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.36 per share on the redemption of their shares.

If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors and their affiliates may elect to purchase shares or warrants from public stockholders, which may influence a vote on a proposed initial business combination and reduce the public “float” of our Class A common stock.

If we seek stockholder approval of our initial business combination (such as the business combination) and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase shares or public warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. However, other than the transactions contemplated by the forward purchase and the Subscription/Backstop Agreements described above, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions.

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

Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation, as amended, (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by August 12, 2020 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity and (iii) the redemption of our public shares if we are unable to complete an initial business combination by August 12, 2020, subject to applicable law and as further described herein. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

NASDAQ may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are currently listed on NASDAQ. However, we cannot guarantee that our securities will continue to be listed on NASDAQ. Although the minimum initial listing standards set forth in the NASDAQ listing standards, we cannot assure you that our securities will be, or will continue to be, listed on NASDAQ in the future or prior to our initial business combination. In order to continue listing our securities on NASDAQ prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with NASDAQ’s initial listing requirements, which are more rigorous than NASDAQ’s continued listing requirements, in order to continue to maintain the listing of our securities on NASDAQ. For instance, our stock price would generally be required to be at least $4.00 per share, our stockholders’ equity would generally be required to be at least $5.0 million and we would be required to have a minimum of 300 round lot holders (with at least 50% of such round lot holders holding securities with a market value of at least $2,500) of our securities. We cannot assure you that we will be able to meet those initial listing requirements at that time.

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

If we seek stockholder approval of our initial business combination (such as the business combination) and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation, as amended, provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.36 per share (based on the trust account balance as of December 31, 2019) on our redemption of our public shares, or less than such amount in certain circumstances, and our warrants will expire worthless.

We have encountered, and expect to continue to encounter, intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more industry knowledge than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, because we are obligated to pay cash for the shares of Class A common stock which our public stockholders redeem in connection with our initial business combination, target companies will be aware that this may reduce the resources available to us for our initial business combination. This may place us at a competitive disadvantage in successfully negotiating an initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.36 per share (based on the trust account balance as of December 31, 2019) on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.36 per share upon our liquidation.

If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate until at least August 12, 2020, we may be unable to complete our initial business combination, in which case our public stockholders may only receive $10.36 per share (based on the trust account balance as of December 31, 2019), or less than such amount in certain circumstances, and our warrants will expire worthless.

The funds available to us outside of the trust account may not be sufficient to allow us to operate until at least August 12, 2020, assuming that our initial business combination is not completed during that time. We believe that the funds available to us outside of the trust account are sufficient to allow us to operate until at least by August 12, 2020; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed initial business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.36 per share (based on the trust account balance as of December 31, 2019) on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.36 per share upon our liquidation.

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

Of the net proceeds of our initial public offering and the sale of the private placement warrants, only approximately $209,000 (as of December 31, 2019) is available to us outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. None of our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into private placement-equivalent warrants at a price of $1.00 per warrant at the option of the lender, unless otherwise agreed between the parties. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $10.36 per share (based on the trust account balance as of December 31, 2019) on our redemption of our public shares, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.36 per share on the redemption of their shares.

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

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.10 per share.

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

We do not believe that our anticipated principal activities subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation, as amended, (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by August 12, 2020 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination by August 12, 2020, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial business combination or may result in our liquidation. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.36 per share (based on the trust account balance as of December 31, 2019) on the liquidation of our trust account and our warrants will expire worthless.

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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by August 12, 2020 may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following August 12, 2020 in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by August 12, 2020 is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

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

Pursuant to a registration rights agreement, our initial stockholders and their permitted transferees can demand that we register the private placement warrants, the shares of Class A common stock issuable upon exercise of the founder shares and the private placement warrants and the securities issuable pursuant to the forward purchase contract held, or to be held, by them and holders of warrants that may be issued upon conversion of working capital loans may demand that we register such warrants or the Class A common stock issuable upon exercise of such warrants. In connection with the consummation of the business combination, we will enter into the Amended and Restated Registration Rights Agreement, pursuant to which the restricted stockholders and their permitted transferees will be entitled to certain registration rights, including, among other things, customary registration rights, including demand, shelf and piggy-back rights, subject to cut-back provisions. Pursuant to such Amended and Restated Registration Rights Agreement, the restricted stockholders will agree not to sell, transfer, pledge or otherwise dispose of shares of our Class A common stock they receive in connection with the transactions set forth above (other than the PIPE) for certain time periods specified therein.

We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. If the business combination is not consummated and we seek to effect an alternative initial business combination, the existence of registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the securities owned by our initial stockholders or holders of working capital loans or their respective permitted transferees are registered.

Because we are not limited to evaluating a target business in a particular industry sector, you are unable to ascertain the merits or risks of any particular target business’s operations.

We seek to complete an initial business combination with companies that have recently emerged from bankruptcy court protection, such as the Hycroft business, but may also pursue other business combination opportunities, except that we will not, under our amended and restated certificate of incorporation, as amended, be permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations. There is currently no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the initial business combination contained an actionable material misstatement or material omission.

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

If the business combination is not consummated, we may seek initial business combination opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.

Although we are focused on identifying post-bankruptcy companies, including Seller, if the business combination is not consummated, we will consider an alternative initial business combination outside of our management’s area of expertise if an alternative initial business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company or we are unable to identify a suitable candidate in this sector after having expended a reasonable amount of time and effort in an attempt to do so. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in an initial business combination candidate. In the event we elect to pursue a business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any stockholders who choose to remain stockholders following our initial business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

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

Although we have identified general criteria and guidelines for evaluating prospective target businesses, including the Hycroft business, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.36 (as of December 31, 2019) per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.36 per share on the redemption of their shares.

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

Unless we complete our initial business combination with an affiliated entity or our board cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm that the price we are paying is fair to our company from a financial point of view. While we have obtained an opinion in connection with the business combination, if the business combination is not consummated, we may not be required to obtain an opinion in connection with an alternative initial business combination. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial business combination.

We may issue additional common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon the conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation, as amended. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation, as amended, authorizes the issuance of up to 100,000,000 shares of Class A common stock, par value $0.0001 per share, 10,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. There are 64,550,713 and 4,800,000 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance, which amount takes into account the shares of Class A common stock reserved for issuance upon exercise of outstanding warrants but not the shares of Class A common stock issuable upon conversion of Class B common stock. There are currently no shares of preferred stock issued and outstanding. Shares of Class B common stock are convertible into shares of our Class A common stock initially at a one-for-one ratio but subject to adjustment as set forth herein, including in certain circumstances in which we issue Class A common stock or equity-linked securities related to our initial business combination, unless such anti-dilution adjustments are waived by the holders of the Class B common stock, as is the case in connection with the business combination. Shares of Class B common stock are also convertible at the option of the holder at any time. These amounts exclude the issuance of 2,500,000 units issuable pursuant to our sponsor’s forward purchase contract and an additional 625,000 shares of Class A common stock issuable to our sponsor at the time of the initial business combination.

We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination (including pursuant to a specified future issuance, such as the PIPE or an incremental equity investment) or under an employee incentive plan after completion of our initial business combination (although our amended and restated certificate of incorporation, as amended, provides that we may not issue securities that can vote with common stockholders on matters related to our pre-initial business combination activity). We may also issue shares of Class A common stock upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation, as amended, (although that is not the case if we consummate the business combination). However, our amended and restated certificate of incorporation, as amended, provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. These provisions of our amended and restated certificate of incorporation, as amended, like all provisions of our amended and restated certificate of incorporation, as amended, may be amended with the approval of our stockholders. However, our sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation, as amended, (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by August 12, 2020 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares.

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

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.36 per share (as of December 31, 2019), or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

The investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments, such as in connection with the business combination, requires substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, such as the business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable, other than certain expenses in connection with the business combination that will be reimbursed by Seller. Furthermore, if we reach an agreement relating to a specific target business, such as the business combination, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.36 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.36 per share on the redemption of their shares.

Our ability to successfully effect our initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. For instance, following the business combination, it is anticipated that all members of management of the Hycroft business will remain in place. While we intend to closely scrutinize any individuals we employ after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements. In addition, the officers and directors of an initial business combination candidate may resign upon completion of our initial business combination. The departure of an initial business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an initial business combination candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an initial business combination candidate’s management team will remain associated with the initial business combination candidate following our initial business combination, it is possible that members of the management of an initial business combination candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

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

Our officers and directors are not required to, and do not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for an initial business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in other business endeavors for which he may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. In particular, all of our officers and directors are employed by Mudrick Capital, which is an investment manager to various public and private investment funds, which make investments in securities or other interests of or relating to companies in industries we may target for our initial business combination. Our independent directors may also serve as officers or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete the business combination or an alternative initial business combination.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, including the business combination, we will continue to engage in the business of identifying and combining with one or more businesses. Our sponsor and officers and directors are, and may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business, although they may not participate in the formation of, or become an officer or director of, any other special purpose acquisition companies with a class of securities registered under the Exchange Act until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination by August 12, 2020.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties.

Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation, as amended, provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into an initial business combination with a target business that is affiliated with our sponsor, our directors or officers, or we may acquire a target business through an Affiliated Joint Acquisition with one or more affiliates of Mudrick Capital. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

In particular, Mudrick Capital and its affiliates also are focused on investments in the distressed debt and post-restructured company sector. As a result, there may be substantial overlap between companies that would be a suitable business combination for us, including Seller, and companies that would make an attractive target for such other affiliates. Various funds managed by and affiliated with Mudrick Capital currently hold approximately 648,950 shares, or approximately 0.51% (as of December 31, 2019), of Seller common stock, an aggregate of $41.8 million in principal amount of Seller’s First Lien Notes, an aggregate of $55.6 million in principal amount of Seller’s 1.5 Lien Notes, including accrued interest through February 12, 2020, an aggregate of $82.3 million in principal amount of Seller’s Second Lien Notes, including accrued interest through February 12, 2020, and an aggregate of $37.3 million in principal amount of Seller’s 1.25 Lien Notes, including accrued interest through February 12, 2020.

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

On September 25, 2017, our sponsor purchased an aggregate of 5,750,000 founder shares for an aggregate purchase price of  $25,000, or approximately $0.004 per share. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares after our initial public offering. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor and Cantor purchased an aggregate of 7,740,000 warrants at a price of $1.00 per warrant (6,700,000 warrants by our sponsor and 1,040,000 warrants by Cantor) for an aggregate purchase price of  $7,740,000, or $1.00 per warrant, that will also be worthless if we do not complete an initial business combination. Holders of founder shares have agreed (A) to vote any shares owned by them in favor of any proposed initial business combination and (B) not to redeem any founder shares in connection with a stockholder vote to approve a proposed initial business combination. In addition, we may obtain loans from our sponsor, affiliates of our sponsor or an officer or director. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

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

Of the net proceeds from our initial public offering and the sale of the private placement warrants, approximately $64,455,000 is available to complete our initial business combination and pay related fees and expenses (which includes up to $7,280,000 for the payment of deferred underwriting commissions, which, if the business combination is consummated, may be paid in a combination of cash and shares of our Class A common stock). In addition, our sponsor has committed, pursuant to a forward purchase contract with us, to purchase, in a private placement for gross proceeds of $25,000,000 to occur concurrently with the consummation of our initial business combination, 2,500,000 of our units on substantially the same terms as the sale of units in our initial public offering at $10.00 per unit, and 625,000 shares of Class A common stock. In addition, in connection with the business combination, we entered into Subscription/Backstop Agreements with certain accredited investors, including Mudrick Capital, pursuant to which we have agreed to issue and sell to such investors up to an aggregate of $65,000,000 of shares of our Class A common stock at a purchase price of $10.00 per share, subject to reduction as described herein, and an aggregate of 3,250,000 warrants exercisable at $11.50 per share, in each case, in connection with and conditioned upon the consummation of the business combination.

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

Our amended and restated certificate of incorporation, as amended, does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (such that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation, as amended, or governing instruments in a manner that will make it easier for us to complete our initial business combination that our stockholders may not support.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated certificate of incorporation, as amended, requires the approval of holders of 65% of our common stock, and amending our warrant agreement requires a vote of holders of at least 65% of the public warrants. In addition, our amended and restated certificate of incorporation, as amended, as amended, requires us to provide our public stockholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated certificate of incorporation, as amended, (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by August 12, 2020 or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity. To the extent any such amendments would be deemed to fundamentally change the nature of any securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or further extend the time to consummate an initial business combination in order to effectuate our initial business combination.

The provisions of our amended and restated certificate of incorporation, as amended, that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account), including an amendment to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated, may be amended with the approval of holders of 65% of our common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation, as amended, and the trust agreement to facilitate the completion of an initial business combination that some of our stockholders may not support.

Our amended and restated certificate of incorporation, as amended, provides that any of its provisions related to pre-initial business combination activity (including the requirement to deposit proceeds of our initial public offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein and including to permit us to withdraw funds from the trust account such that the per share amount investors receive upon any redemption or liquidation is substantially reduced or eliminated) may be amended if approved by holders of 65% of our common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our common stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation, as amended, may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. We may not issue additional securities that can vote on amendments to our amended and restated certificate of incorporation, as amended. Our initial stockholders, who collectively beneficially own approximately 43% of our common stock, participate in any vote to amend our amended and restated certificate of incorporation, as amended, and/or trust agreement and have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation, as amended, which govern our pre-initial business combination behavior more easily than some other blank check companies, and this may increase our ability to complete an initial business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation, as amended.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they do not propose any amendment to our amended and restated certificate of incorporation, as amended, (i) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by August 12, 2020 or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our sponsor, officers and directors. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, do not have the ability to pursue remedies against our sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

We intend to target businesses larger than we could acquire with the net proceeds of our initial public offering, the sale of the private placement warrants as well as the $25,000,000 private placement to be made by our sponsor. As a result, we may be required to seek additional financing to complete such proposed initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, the amount of additional financing we may be required to obtain could increase as a result of future growth capital needs for any particular transaction, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination and/or the terms of negotiated transactions to purchase shares in connection with our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.36 per share (based on the trust account balance as of December 31, 2019) plus any pro rata interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes on the liquidation of our trust account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing outside of the forward purchase contract could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public stockholders may only receive approximately $10.36 per share (based on the trust account balance as of December 31, 2019) on the liquidation of our trust account, and our warrants will expire worthless.

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

Our initial stockholders own shares representing approximately 43% of our issued and outstanding shares of common stock excluding the securities issuable pursuant to the forward purchase contract. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation, as amended, and approval of major corporate transactions. If our initial stockholders purchase any units in our initial public offering or if our initial stockholders purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors is and will be, until the completion of the business combination, divided into three classes, each of which generally serves for a term of three years with only one class of directors being elected in each year. Accordingly, our initial stockholders will continue to exert control at least until the completion of our initial business combination.

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

We issued warrants to purchase 20,800,000 shares of our Class A common stock as part of the units offered in our initial public offering and, simultaneously with the closing of our initial public offering, we will be issuing in a private placement warrants to purchase an aggregate of 7,740,000 issued shares of Class A common stock at $11.50 per share. Our initial stockholders currently own an aggregate of 5,200,000 founder shares. The founder shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment, which adjustment will be waived in connection with the business combination. Furthermore, our sponsor has committed, pursuant to a forward purchase contract with us, to purchase, in a private placement for gross proceeds of  $25,000,000 to occur concurrently with the consummation of our initial business combination, 2,500,000 of our units on substantially the same terms as the sale of units in our initial public offering at $10.00 per unit, and 625,000 shares of Class A common stock. In addition, if our sponsor makes any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.00 per warrant at the option of the lender, except as otherwise agreed between sponsor and us in connection with the business combination. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

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

The federal proxy rules require that a proxy statement with respect to a vote on an initial business combination meeting certain financial significance tests, including the business combination, include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls for the year ended December 31, 2019. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

Provisions in our amended and restated certificate of incorporation, as amended, and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.

Our amended and restated certificate of incorporation, as amended, contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Provisions in our amended and restated certificate of incorporation, as amended, and Delaware law may have the effect of discouraging lawsuits against our directors and officers.

Our amended and restated certificate of incorporation, as amended, requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against directors, officers and employees for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing such suit will be deemed to have consented to service of process on such stockholder’s counsel. This provision may have the effect of discouraging lawsuits against our directors and officers.

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

In the event that we do not consummate the business combination, we may effect an alternative initial business combination with a company located outside of the United States. If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

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

For any risks associated with the business combination, Seller and the Hycroft business, see our Registration Statement.

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

On February 7, 2020, a purported class action complaint was filed by a purported holder of Seller warrants, in the Court of Chancery of the State of Delaware against us and Seller. The complaint seeks a declaratory judgment that the transactions contemplated under the Purchase Agreement constitute a “Fundamental Change” under the terms of the Seller warrant agreement and thereby requiring that the Seller warrants be assumed by us as part of the business combination, in addition to asserting claims for (i) breach or anticipatory breach of contract against Seller, (ii) breach or anticipatory breach of the implied covenant of good faith and fair dealing against Seller, and (iii) tortious interference with contractual relations against us. The complaint seeks unspecified money damages and also seeks an injunction enjoining Seller and us from consummating the business combination. On February 26, 2020, we and Seller entered into an Amendment to the Purchase Agreement whereby the Seller's liabilities and obligations under the Seller warrant agreement shall be included as Parent Assumed Liability under the Purchase Agreement.

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

Holders

On March 11, 2020, there was one holder of record of our units, one holder of record of our Class A common stock and one holder of record of our warrants.

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

Recent Developments

On January 2, 2020, we issued an unsecured promissory note (the “Promissory Note”) to the Sponsor in the aggregate amount of $1,500,000 in order to finance transaction costs in connection with a business combination. The Promissory Note is non-interest bearing and repayable by us to the Sponsor upon consummation of a business combination. The Promissory Note will be forgiven if we are unable to consummate a business combination except to the extent of any funds held outside of the Trust Account. The Promissory Note may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant, other than in connection with the Hycroft Business Combination. The warrants would be identical to the Private Placement Warrants.

On January 13, 2020, we entered into a purchase agreement (as amended on February 26, 2020, and as may be further amended from time to time, the “Purchase Agreement”) with Hycroft Mining Corporation, a Delaware corporation (“Hycroft”), pursuant to which we will purchase from Hycroft, all of the issued and outstanding equity interests of Hycroft’s subsidiaries and substantially all of Hycroft’s other assets (the “Hycroft Business Combination”). The Hycroft Business Combination will be consummated subject to the deliverables and provisions as further described in the Purchase Agreement.

On February 10, 2020, we held a special meeting of the stockholders of the Company at which the stockholders approved, among other things, a proposal to amend our amended and restated certificate of incorporation (the “Extension Amendment”) to extend the deadline to complete a business combination from February 12, 2020 to August 12, 2020 (the “Extended Termination Date”). In connection with the Extension Amendment, stockholders elected to redeem an aggregate of 13,890,713 shares of our Class A common stock. As a result, an aggregate of approximately $144,218,760 (or approximately $10.38 per share) was removed from the Trust Account to pay such stockholders.

On February 12, 2020, we entered into an amendment (the “UA Amendment”) to our underwriting agreement with Cantor, pursuant to which the deferred underwriting fees provided for by the underwriting agreement, which were originally payable by us to the underwriters in cash upon completion of our initial business combination, shall be payable upon completion of the Hycroft Business Combination through a combination of (i) $2,500,000, payable in cash and directly from the Trust Account, (ii) $2,000,000, payable in shares of Class A common stock, valued for these purposes at $10.00 per share and (iii) an amount up to $2,780,000, determined as follows: (A) if Third Party Equity Value (as defined in the UA Amendment) is less than or equal to $75,000,000, an amount payable in Class A common stock, valued for these purposes at $10.00 per share, equal to the product of (x) 2,780,000 and (y) a fraction, the numerator of which is the Third Party Equity Value and the denominator of which is $75,000,000 or (B) if Third Party Equity Value is greater than $75,000,000, $2,780,000 payable in cash and directly from the Trust Account (collectively, the “Deferred Underwriting Commission”); provided, however, to the extent Cantor continues to beneficially own and hold for its own account the Specified Shares (as defined in the UA Amendment) on the date of the consummation of the Hycroft Business Combination (the “Acquisition Closing Date”), (1) the Deferred Underwriting Commission payable in Class A common stock pursuant to clauses (ii) and (iii) above shall be reduced by an amount equal to the product of (x) $10.00 and (y) the number of Specified Shares beneficially owned and held by Cantor for its own account on the Acquisition Closing Date and (2) the Deferred Underwriting Commission payable in cash and directly from the Trust Account pursuant to this sentence shall be increased by such same and equal amount. The UA Amendment does not amend, modify or supplement any other terms of the underwriting agreement.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 28, 2017 (date of inception) through December 31, 2019 were organizational activities, those necessary to prepare for the Initial Public Offering, which was consummated on February 12, 2018, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on investments held in the Trust Account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2019, we had net income of $2,610,824, which consists of interest income on investments held in the Trust Account of $4,379,894 and other interest income of $6,634, offset by operating costs of $875,900 and a provision for income taxes of $899,804.

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

As of December 31, 2019, we had investments held in the Trust Account of $215,385,757, substantially all of which is invested in U.S. treasury securities money market fund. Interest income earned on the balance in the Trust Account is available to us to pay taxes. During the year ended December 31, 2019, we withdrew approximately $1,911,000 of interest income to pay our franchise and income taxes.

As of December 31, 2019, we had cash of $208,536 held outside the Trust Account, which is available for use by us to cover the costs associated with identifying a target business, negotiating a Business Combination, due diligence procedures and other general corporate uses. In addition, as of December 31, 2019, we had accounts payable and accrued expenses of $334,619.

For the year ended December 31, 2019, cash used in operating activities amounted to $2,238,238. Net income of $2,610,824 was offset by interest earned on investments held in the Trust Account of $4,379,894 and changes in our operating assets and liabilities, which used $469,168 of cash.

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

On January 2, 2020, we issued the Promissory Note to the Sponsor in the aggregate amount of $1,500,000 in order to finance transaction costs in connection with a business combination. The Promissory Note is non-interest bearing and repayable by us to the Sponsor upon consummation of a business combination. The Promissory Note will be forgiven if we are unable to consummate a business combination except to the extent of any funds held outside of the Trust Account. The Promissory Note may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant, other than in connection with the Hycroft Business Combination. The warrants would be identical to the Private Placement Warrants.

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

The liquidity condition and date for mandatory liquidation raise substantial doubt about our ability to continue as a going concern through August 12, 2020, our scheduled liquidation date.

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

The underwriters are entitled to deferred underwriting fee of $0.35 per Unit, or $7,280,000 in the aggregate. The deferred underwriting fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a business combination, subject to the terms of the underwriting agreement (see Recent Developments above).

On January 24, 2018, we entered into the Forward Purchase Contract with the Sponsor, pursuant to which the Sponsor committed to purchase, in a private placement for gross proceeds of $25,000,000 to occur concurrently with the consummation of a business combination, 2,500,000 Units (the “Forward Units”) on substantially the same terms as the sale of Units in Initial Public Offering at $10.00 per Unit, and 625,000 shares of Class A common stock. The funds from the sale of Forward Units will be used as part of the consideration to the sellers in a business combination; any excess funds from this private placement will be used for working capital purposes in the post-transaction company. This commitment is independent of the percentage of stockholders electing to redeem their Public Shares and provides us with a minimum funding level for a business combination.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officer”), the effectiveness of our disclosure controls and procedures as of December 31, 2019, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of December 31, 2019, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2019. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2019.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this report, our directors and officers are as follows:

Name	Age	Position
Jason Mudrick	44	Chief Executive Officer and Director
Victor Danh	41	Vice President
David Kirsch	40	Vice President and Director
Glenn Springer	47	Chief Financial Officer
Dennis Stogsdill	49	Director
Timothy Daileader	49	Director
Dr. Brian Kushner	61	Director

Jason Mudrick has been our Chief Executive Officer and a member of our Board of Directors since September 2017. Mr. Mudrick is the founder and Chief Investment Officer of Mudrick Capital Management, L.P.(“Mudrick Capital”), an investment firm that specializes in long and short investments in distressed credit. Mudrick Capital was founded in 2009 with $5 million under management. As of November 2019, the firm had grown to approximately $2.8 billion under management, primarily for institutional clients. Mr. Mudrick began his Wall Street career in 2000 advising on mergers and acquisition transactions as an Associate in Merrill Lynch’s Mergers & Acquisitions Investment Banking Group. In 2001, he joined Contrarian Capital Management, where he began his focus on distressed investing. Beginning in October 2002, Mr. Mudrick served as Managing Director and Portfolio Manager of the Contrarian Equity Fund, a fund specializing in post-restructured equities, which he managed until his departure at the end of 2008. As Managing Director and Portfolio Manager of the Contrarian Equity Fund, Mr. Mudrick specialized in investing in post-restructured equities, among other things. In 2009, Mr. Mudrick founded Mudrick Capital to continue his specialty of investing in distressed debt and post-restructured equities. Mr. Mudrick has served on numerous ad hoc creditors’ committees and seven post-restructured companies’ boards of directors, including Safety-Kleen Holdings, Integrated Alarm Services Group, Salton, Rotech Healthcare, NJOY Holdings, Corporate Risk Holdings, Mudrick Capital Acquisition Corporation, Fieldwood Energy, Proenza Schouler, cxLoyalty and Thryv Holdings, Inc., where he is currently the Chairman of the Board. Mr. Mudrick also spent two years in graduate school teaching economics classes to Harvard University undergraduates. Mr. Mudrick has a B.A. in Political Science from the College of the University of Chicago and a J.D. from Harvard Law School. Mr. Mudrick was previously admitted to the New York State Bar. Mr. Mudrick’s qualifications to serve on our Board of Directors include his extensive leadership and board experience, his track record as a founder and Chief Investment Officer of Mudrick Capital, his current board experience, including as Chairman of the Board of Thryv Holdings, Inc., and his network of contacts in the distressed investing field.

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

David Kirsch has been our Vice President since September 2017 and is one of our directors as of the date hereof. Mr. Kirsch is a Managing Director and Senior Analyst at Mudrick Capital, where he is responsible for analyzing distressed credit and equity opportunities across a diverse range of industries. Prior to joining Mudrick Capital, from 2008 to 2010 Mr. Kirsch was a Senior Analyst and Managing Director at Miura Global Management, a large global long-short equity hedge fund, where he was responsible for coverage of the financial and consumer industries across the Americas, Europe and Asia. Mr. Kirsch gained extensive restructuring experience as a Director at Alvarez & Marsal from 2003 – 2008. At Alvarez & Marsal, he held primary or lead management roles on an interim basis for distressed companies and advised creditors on balance sheet solutions to maximize the value of their investments. Selected assignments include representing Senior Secured Creditors in the Delphi and Oneida restructurings and overseeing the Tarragon (a public real estate development company) Finance Department during its restructuring. Mr. Kirsch began his Wall Street career as an Analyst in the Healthcare Industry Group in the Investment Banking Division of Banc of America Securities. He is currently serving on the Board of Directors of Hycroft Mining, NJOY Holdings, Mudrick Capital Acquisition Corporation, Proenza Schouler, Targus Holdings, NYDJ Holdco Corporation and Nelson Education, where he is the Chairman of the Board. David received his B.S. Magna Cum Laude in Economics from the Wharton School at the University of Pennsylvania. Mr. Kirsch’s qualifications to serve on our Board of Directors include his extensive leadership and board experience, his track record as Managing Director and Senior Analyst of Mudrick Capital, his current board experience, including as Chairman of the Board of Nelson Education, and his network of contacts in the distressed investing field.

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

Tim Daileader, one of our directors since February 2018, is a partner at Drivetrain, LLC, an independent fiduciary and advisory firm. In this capacity, Mr. Daileader leads several post-bankruptcy liquidation and litigation trusteeships, including those of the Abeinsa trusts, the SunEdison litigation trust, the Paragon litigation trust and the Relativity Media liquidating trust. From 2011 to 2015, Mr. Daileader served as a senior investment analyst at Litespeed Partners, the N.Y. based hedge fund. From 2007 to 2011, Mr. Daileader also served as the Director of Research for debt and equity research at Knight Capital Group and Libertas Partners (acquired by Knight Capital Group) where he also was part of the Senior Operating, New Business and Credit Policy committees. From 1997 to 2007, Mr. Daileader was a senior investment professional at Stanfield Capital Partners and Strategic Value Partners. Between 1994 and 1997, Mr. Daileader worked at GiroCredit AG and Banque Francais du Commerce Exterieur in their Corporate Finance/ Commercial Lending departments. From 1992 and 1994, Mr. Daileader completed formal credit training at National Westminster Bank USA and worked in its Credit Department. Mr. Daileader received a B.A. in Economics from Georgetown University where he was a George F. Baker Scholar, and is a CFA charter holder. Mr. Daileader is well-qualified to serve on our Board of Directors due to his experience in financial restructurings, corporate finance, leveraged finance, compliance and asset management.

Dr. Brian Kushner, one of our directors since February 2018, has since 2009 served as a Senior Managing Director at FTI Consulting, Inc. (NYSE: FCN), a global business advisory firm, where he serves as the leader of the Private Capital Advisory Services practice and as the co-leader of the Technology practice, the Aerospace, Defense and Government Contracting practice and the Activism and M&A Solutions practice. Prior to joining FTI, Dr. Kushner was the co-founder of CXO, L.L.C., a boutique interim and turnaround management consulting firm that was acquired by FTI at the end of 2008. Over the past two decades, he has served as Chief Executive Officer, the Chief Restructuring Officer or a Director of more than two dozen public and private technology, manufacturing, telecom and defense companies, and has led, or participated in the sale or acquisition of over 25 companies. Dr. Kushner periodically served as Chief Restructuring Officer (or in an analogous position) of companies which elected to utilize bankruptcy proceedings as a part of their financial restructuring process and, as such, he served as an executive officer of various companies which filed bankruptcy petitions under federal law, including, without limitation, Relativity Media LLC in 2015. Dr. Kushner began his career in 1982 at BDM International, a defense firm, and remained with them following their acquisition by Ford Motor Company, and stayed on to become Chief Scientist and General Manager as part of the management team that completed a leveraged buyout of BDM in 1990 with the Carlyle Group. Dr. Kushner serves as an independent director and Chair of the Audit Committee of Cumulus Media, Inc. (NASDAQ: CMLS), a leader in the radio broadcasting industry, since 2018; an independent director and Chair of the Audit Committee of Dex Media Holdings Inc, a digital and print marketing company since 2016; an independent director and Chair of the Audit Committee of Gibson Brands, Inc., a manufacturer of guitars and other musical instruments, since 2018; an independent director of DevelopOnBox Holding, LLC d/b/a Zodiac Systems, a software development company for the cable and video processing industry, where he has served on the Audit and Governance Committees since 2016; and an independent Director of Resideo, Inc. (NYSE: REZI), a leader in smart home products and systems. Dr. Kushner is also a member of the Advisory Council of the College of Natural Sciences at the University of Texas at Austin, Chairman Emeritus of the Physics Advisory Council at the University of Texas at Austin, and is an Emeritus member of the Engineering College Council at Cornell University in Ithaca, New York. Previously, from 2016 – 2018, he served as a non-executive independent director, Chair of the Remuneration Committee and a member of the Audit Committee of the Luxfer Group, PLC (NYSE: LXFR), a specialty materials manufacturing company; from 2015 to 2016 he served as an independent director and Chair of the Audit Committee of Everyware Global, Inc, the manufacturing company that is the parent of the Oneida and Anchor Hocking brands (since renamed the Oneida Group); from 2013 to 2015 the Lead Independent Director of Damovo, LLC, the ultrahigh reliability and data systems integration company; from 2010 to 2013 as Chair of Caribbean Asset Holdings, the voice, video and telephony company serving many Caribbean islands; from 2009 to 2013 as managing member and director of DLN Holdings, LLC, a mid-tier defense contractor; from 2007 to 2012 as director and acting Chair of Sage Telecom, Inc., a competitive local exchange carrier and a Silver Point Capital portfolio company; from 2006 to 2009 a director of Pacific Crossing Limited, a telecom carrier; and from 2003 to 2008 an independent director of Headway Resources, a staffing company. Dr. Kushner has a Ph.D. in Applied and Engineering Physics with a minor in Electrical Engineering from Cornell University, as well as an M.S. and B.S. in Applied and Engineering Physics from Cornell. Dr. Kushner is well-qualified to serve on our Board of Directors due to his substantial executive-level operational experience in a broad spectrum of industries, his knowledge and expertise in M&A and in IT, his extensive experience over the last 20 years as an independent director, and his extensive network of contacts in both private equity, hedge funds and distressed investing.

Number and Terms of Office of Officers and Directors

We have 5 directors. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of Mr. Stogsdill, will expire at our 2022 annual meeting of stockholders. The term of office of the second class of directors, consisting of Messrs. Daileader and Kushner, will expire at our 2020 annual meeting of stockholders. The term of office of the third class of directors, consisting of Messrs. Mudrick and Kirsch, will expire at our 2021 annual meeting of stockholders.

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

Notwithstanding the foregoing, other than the payment to our sponsor of  $10,000 per month, through the earlier of the consummation of our initial business combination or our liquidation, for office space, utilities and secretarial and administrative support and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

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

The following table sets forth information regarding the beneficial ownership of our common stock as of March 11, 2020 based on publicly available information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

●	each of our executive officers and directors that beneficially owns shares of our common stock; and

●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The table below reflects (i) the number of shares beneficially owned as of December 31, 2019, as reported to the SEC by each such person and (ii) the percentage of Class A common stock beneficially owned by each such person based on the number of shares issued and outstanding as of March 11, 2020. On February 10, 2020, we held a special meeting of stockholders and in connection therewith the holders of an aggregate of 13,890,713 shares of Class A common stock properly exercised their right to redeem their shares for cash, including persons in the table below, who redeemed all or a portion of the shares reflected in the table below. As a result, the number of shares, and percentage, of Class A common stock beneficially owned by the persons named in the table do not reflect shares that were redeemed and are no longer held by such persons.

	Class A Common Stock		Class B Common Stock
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	% of Class	Number of Shares Beneficially Owned	% of Class
Mudrick Capital Acquisition Holdings LLC (2)	—	—	5,200,000	100%
Jason Mudrick (2)	—	—	5,200,000	100%
Victor Danh (3)	—	—	—	—
David Kirsch (3)	—	—	—	—
Glenn Springer (3)	—	—	—	—
Dennis Stogsdill (3)	—	—	—	—
Timothy Daileader (3)	—	—	—	—
Dr. Brian Kushner (3)	—	—	—	—
All directors and executive officers as a group (7 individuals)	—	—	5,200,000	100%
Polar Asset Management Partners Inc. (4)	2,079,800	30.1%	—	—
Bank of Montreal (5)	1,150,000	16.6%	—	—
Glazer Capital, LLC (6)	2,001,857	29.0%	—	—
Weiss Asset Management LP (7)	940,199	13.6%	—	—
Karpus Investment Management (8)	1,245,345	18.0%

*	Less than 1 percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 527 Madison Avenue, 6th Floor, New York, New York 10022.

(2)	Interests shown consist solely of founder shares, classified as shares of Class B common stock. Such shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment. Our sponsor is the record holder of such shares. Mudrick Capital Management, L.P. is the managing member of our sponsor and has voting and investment discretion with respect to the securities held by our sponsor. Jason Mudrick is the sole member of Mudrick Capital Management, LLC, the general partner of Mudrick Capital Management, L.P. As such, Mudrick Capital Management, L.P., Mudrick Capital Management, LLC and Jason Mudrick may be deemed to have beneficial ownership of the common stock held directly by our sponsor. Each such entity or person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly. Our sponsor is 100% owned by investment funds and separate accounts managed by Mudrick Capital Management, L.P.

(3)	Such individual has a pecuniary interest in shares of Class B common stock of the issuer through his ownership of membership interests of our sponsor but does not beneficially own such shares.

(4)	Based on a Schedule 13G filed with the SEC on February 11, 2019, by Polar Asset Management Partners Inc. The business address of Polar Asset Management Partners Inc., is 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada. Polar Asset Management Partners Inc., a company incorporated under the laws of Ontario, Canada, (the “PAMP”) serves as investment advisor to Polar Multi-Strategy Master Fund, a Cayman Islands exempted company (“PMSMF”) and has sole voting and investment discretion with respect such securities which are held by PMSMF.

(5)	Based on a Schedule 13G filed with the SEC on February 14, 2020. These securities are held through BMO Capital Markets Corp., a subsidiary of Bank of Montreal, for certain employee benefit plans, trust and/or customer accounts The business address of Bank of Montreal is 1 First Canadian Place, Toronto, Ontario, Canada M5X 1A1. The business address of BMO Capital Markets Corp. is 3 Times Square, New York, NY 10036.

(6)	Based on a Schedule 13G/A filed with the SEC on February 14, 2020. Such shares are held by certain funds and managed accounts to which Glazer Capital, LLC, a Delaware limited liability company (“Glazer Capital”), served as investment manager. Paul J. Glazer serves as the managing member of Glazer Capital and share with Glazer Capital the power to vote and the power to direct the disposition of all Shares held by the Fund. Ari Glass is the Managing Member of the Adviser. The business address of such holders is 527 Madison Avenue, 6th Floor, New York, NY 10022.

(7)	Based on a Schedule 13G filed with the SEC on February 13, 2020. Such shares are held by Weiss Asset Management LP and BIP GP LLC. Shares reported for BIP GP LLC include shares beneficially owned by a private investment partnership (the “Partnership”) of which BIP GP LLC is the sole general partner. Weiss Asset Management LP is the sole investment manager to the Partnership. WAM GP LLC is the sole general partner of Weiss Asset Management LP. Andrew Weiss is the managing member of WAM GP LLC and BIP GP LLC. Shares reported for WAM GP LLC, Andrew Weiss and Weiss Asset Management LP include shares beneficially owned by the Partnership. The business address of such holders is 527 Madison Avenue, 6th Floor, New York, NY 10022.

(8)

Based on a Schedule 13G filed with the SEC on February 14, 2020.  Such shares are held by Karpus Management, Inc. d/b/a Karpus Investment Management. The business address of such holders is 183 Sully’s Trail, Pittsford, New York 14534.

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

On January 2, 2020, we issued an unsecured promissory note to our sponsor in an amount up to $1,500,000. Such note bears no interest and is repayable in full upon consummation of our initial business combination. We and Seller agreed in the Purchase Agreement that such loan, if drawn, may not be converted into any of our equity securities upon repayment.

Various funds managed by and affiliated with Mudrick Capital, an affiliate of our sponsor of which Jason Mudrick, our Chief Executive Officer and a director, is the President and David Kirsch, a director and our Vice President, is Managing Director, may be deemed to beneficially own: 648,950 shares, or approximately 0.51% (as of December 31, 2019), of Seller common stock (prior to the conversion), in connection with which such funds will receive shares of our Class A common stock in connection with the issuance to Seller and distribution to Seller’s stockholders in the business combination; an aggregate of $41.8 million in principal amount of First Lien Notes, which will be repaid and are included in the payoff of certain of Seller’s indebtedness in connection with the business combination; an aggregate of $55.6 million in principal amount of 1.5 Lien Notes, including accrued interest through February 12, 2020, which will be subject to the Exchange Agreement and will be repaid or exchanged for shares of our Class A common stock in the exchange; an aggregate of $82.3 million in principal amount of Second Lien Notes, including accrued interest through February 12, 2020, which are subject to the Second Lien Conversion Agreement and, following the conversion, will receive shares of our Class A common stock in connection with the issuance to Seller and distribution to Seller’s stockholders in the business combination; and an aggregate of $37.3 million in principal amount of 1.25 Lien Notes, including accrued interest through February 12, 2020, which will be subject to the 1.25 Lien Exchange Agreement pursuant to which the 1.25 Lien Notes will be exchanged for New Subordinated Notes, up to $80,000,000 in aggregate principal amount of which will be assumed on a pro rata basis by us in the business combination as part of the debt assumption, and Excess Notes, if any, which will be repaid or exchanged for shares of our Class A common stock in the exchange.

In addition, in connection with the PIPE, the Initial Subscribers, including certain investment funds managed by and affiliated with Mudrick Capital, entered into Subscription/Backstop Agreements for the purchase of 6,500,000 shares of our Class A common stock at a purchase price of $10.00 per share, and the issuance to such investors of 3,250,000 warrants exercisable at $11.50 per share, for an aggregate purchase price of up to $65,000,000, subject to reduction, a pro rata portion of which shares and warrants will be issued to each Initial Subscriber, including the investment funds affiliated with Mudrick Capital.

David Kirsch is a director of Seller. Mr. Kirsch was our primary representative in respect of negotiating the business combination and asked to be recused as a director from all meetings of the Seller board of directors related to consideration of the business combination. Throughout the period from May 2018 through January 2020, Mr. Kirsch did not participate as a director in meetings of the Seller board of directors related to consideration of a transaction with us or alternative transactions unless specifically requested to do so after acknowledgment and disclosure of his potential conflicts of interest. In connection with the PIPE, negotiations on behalf of the Initial Subscribers were led by Mr. Jonathan Segal, a member of the Seller board of directors acting on behalf of Highbridge Capital Management, LLC (“Highbridge”), and Mr. Jacob Mercer, a member of the Seller board of directors acting on behalf of Whitebox Advisors, LLC (“Whitebox” and, each of Highbridge and Whitebox, an Initial Subscriber), and Mr. Mudrick, on behalf of the funds managed by Mudrick Capital, agreed that Mudrick Capital would participate on a pro rata basis with the other investors on the terms to which the other Initial Subscribers agreed.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2019 and 2018 totaled $40,170 and $75,500, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Withum for consultations concerning financial accounting and reporting standards during the years ended December 31, 2019 and 2018.

Tax Fees. We paid Withum $3,090 and $0 for tax planning and tax advice for the years ended December 31, 2019 and 2018, respectively.

All Other Fees. We did not pay Withum for other services for the years ended December 31, 2019 and 2018.

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

Item 16.	Form 10-K Summary

Not applicable.

EXHIBIT INDEX12

Exhibit No.	Description
1.1	Underwriting Agreement, dated February 7, 2018, between the Company and Cantor Fitzgerald & Co. (1)
2.1	Purchase Agreement, dated as of January 13, 2020, by and among the Company, MUDS Acquisition Sub, Inc. and Hycroft Mining Corporation (4)
3.1	Certificate of Incorporation. (2)
3.2	Amended and Restated Certificate of Incorporation. (1)
3.3	Certificate of Amendment to Amended and Restated Certificate of Incorporation (5)
3.4	Form of Second Amended and Restated Certificate of Incorporation (8)
3.5	Bylaws. (2)
4.1	Warrant Agreement, dated February 7, 2018, between Continental Stock Transfer & Trust Company and the Company. (1)
4.2	Description of Securities.
10.1	Investment Management Trust Account Agreement, dated February 7, 2018, between Continental Stock Transfer & Trust Company and the Company. (1)
10.2	Registration Rights Agreement, dated February 7, 2018, between the Company and Mudrick Capital Acquisition Holdings LLC. (1)
10.3	Letter Agreement, dated February 7, 2018, by and among the Company, its officers, certain of its directors and Mudrick Capital Acquisition Holdings LLC. (1)
10.4	Letter Agreement, dated February 7, 2018, by and between the Company and its outside directors. (1)
10.5	Administrative Services Agreement, dated February 7, 2018, between the Company and Mudrick Capital Acquisition Holdings LLC. (1)
10.6	Securities Subscription Agreement, dated September 25, 2017, between the Company and Mudrick Capital Acquisition Holdings LLC. (2)
10.7	Private Placement Warrants Purchase Agreement, dated January 15, 2018, between the Company and Mudrick Capital Acquisition Holdings LLC. (3)
10.8	Private Placement Warrants Purchase Agreement, dated January 16, 2018, between the Company and Cantor Fitzgerald & Co. (3)
10.9	Forward Purchase Contract, dated January 24, 2018, by and between the Registrant and Mudrick Capital Acquisition Holdings LLC (3)
10.10	Promissory Note, dated January 2, 2020, issued by the Company to Mudrick Capital Acquisition Holdings LLC (6)
10.11	Form of Subscription/Backstop Agreement (4)
10.12	Seller Support Agreement, dated as of January 13, 2020, by and among the Company and certain investment funds affiliated with or managed by Mudrick Capital Management, L.P., Whitebox Advisors LLC, Highbridge Capital Management, LLC, Aristeia Capital, LLC or Wolverine Asset Management, LLC, in each case, signatory thereto (4)
10.13	Exchange Agreement, dated as of January 13, 2020, by and among MUDS Acquisition Sub, Inc. and certain investment funds affiliated with or managed by Mudrick Capital Management, L.P., Whitebox Advisors LLC, Highbridge Capital Management, LLC, Aristeia Capital, LLC or Wolverine Asset Management, LLC, in each case, signatory thereto (4)
10.14	Parent Sponsor Letter Agreement, dated as of January 13, 2020, by and among the Company, MUDS Acquisition Sub, Inc. and certain directors of the Company (4)
10.15	Amendment to Underwriting Agreement, dated as of February 12, 2020, by and among the Company and Cantor Fitzgerald & Co., as representatives of the several underwriters (7)
10.16	Form of Amended and Restated Registration Rights Agreement to be entered into by Mudrick Capital Acquisition Corporation and the restricted stockholders (8)
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
32.2	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

* Filed herewith

** Furnished herewith

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on February 13, 2018.
(2)	Incorporated by reference to the Company’s Form S-1, filed with the Commission on January 16, 2018.
(3)	Incorporated by reference to the Company’s Form S-1/A, filed with the Commission on January 26, 2018.
(4)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on January 14, 2020.
(5)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on February 11, 2020.
(6)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on January 3, 2020.
(7)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on February 14, 2020.

(8)	Incorporated by reference to the Company’s Form S-4, filed with the Commission on February 14, 2020.

MUDRICK CAPITAL ACQUISTION CORPORATION

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Mudrick Capital Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Mudrick Capital Acquisition Corporation (the “Company”) as of December 31, 2019 and 2018, and the related statements of operations, changes in stockholders’ equity and cash flows, for the years ended December 31, 2019 and 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of  December 31, 2019 and 2018, and the results of its operations and its cash flows for the years ended December 31, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to complete a Business Combination by August 12, 2020, then the Company will cease all operations except for the purpose of liquidating. This date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New York, New York

March 11, 2020

MUDRICK CAPITAL ACQUISITION CORPORATION

BALANCE SHEETS

	December 31, 2019	December 31, 2018
ASSETS
Current Assets
Cash	$208,536	$535,946
Prepaid income taxes	95,275	—
Prepaid expenses	3,966	52,295
Total Current Assets	307,777	588,241

Investments held in Trust Account	215,385,757	212,916,691
TOTAL ASSETS	$215,693,534	$213,504,932

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$334,619	$201,392
Income taxes payable	—	555,449
Total Current Liabilities	334,619	756,841

Deferred underwriting fees	7,280,000	7,280,000
Total Liabilities	7,614,619	8,036,841

Commitments and Contingencies

Common stock subject to possible redemption, $0.0001 par value; 20,106,823 and 19,848,325 shares as of December 31, 2019 and 2018, respectively (at redemption value of $10.10 per share)	203,078,914	200,468,083

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of December 31, 2019 and 2018	—	—
Class A Common stock, $0.0001 par value; 100,000,000 shares authorized; 693,177 and 951,675 shares issued and outstanding (excluding 20,106,823 and 19,848,325 shares subject to possible redemption) as of December 31, 2019 and 2018, respectively	69	95
Class B Common stock, $0.0001 par value; 10,000,000 shares authorized; 5,200,000 shares issued and outstanding as of December 31, 2019 and 2018, respectively	520	520
Additional paid-in capital	711,409	3,322,214
Retained earnings	4,288,003	1,677,179
Total Stockholders’ Equity	5,000,001	5,000,008
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$215,693,534	$213,504,932

The accompanying notes are an integral part of the unaudited financial statements.

MUDRICK CAPITAL ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2019	2018
General and administrative expenses	$875,900	$609,581
Loss from operations	(875,900)	(609,581)

Other income:
Interest income	6,634	8,302
Interest earned on marketable securities held in Trust Account	4,379,894	2,836,691
Other income	4,386,528	2,844,993

Income before provision for income taxes	3,510,628	2,235,412
Provision for income taxes	(899,804)	(555,449)
Net income	$2,610,824	$1,679,963

Weighted average shares outstanding of Class A common stock	20,800,000	20,800,000

Basic and diluted income per common share, Class A	$0.16	$0.10

Weighted average shares outstanding of Class B common stock	5,200,000	5,200,000

Basic and diluted loss per common share, Class B	$(0.13)	$(0.08)

The accompanying notes are an integral part of the financial statements.

MUDRICK CAPITAL ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – December 31, 2017	—	$—	5,750,000	$575	$24,425	$(2,784)	$22,216

Sale of 20,800,000 Units, net of underwriting discounts and offering expenses	20,800,000	2,080	—	—	196,023,832	—	196,025,912

Sale of 7,740,000 Private Placement Warrants	—	—	—	—	7,740,000	—	7,740,000

Forfeiture of founder shares	—	—	(550,000)	(55)	55	—	—

Common stock subject to possible redemption	(19,848,325)	(1,985)	—	—	(200,466,098)	—	(200,468,083)

Net income	—	—	—	—	—	1,679,963	1,679,963

Balance – December 31, 2018	951,675	95	5,200,000	520	3,322,214	1,677,179	5,000,008

Change in value of common stock subject to possible redemption	(258,498)	(26)	—	—	(2,610,805)	—	(2,610,831)

Net income	—	—	—	—	—	2,610,824	2,610,824

Balance – December 31, 2019	693,177	$69	5,200,000	$520	$711,409	$4,288,003	$5,000,001

The accompanying notes are an integral part of the financial statements.

MUDRICK CAPITAL ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2019	2018
Cash Flows from Operating Activities:
Net income	$2,610,824	$1,679,963
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(4,379,894)	(2,836,691)
Changes in operating assets and liabilities:
Prepaid income taxes	(95,275)	—
Prepaid expenses	48,329	(52,295)
Accounts payable and accrued expenses	133,227	200,859
Income taxes payable	(555,449)	555,449
Net cash used in operating activities	(2,238,238)	(452,715)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	1,910,828	—
Investment of cash in Trust Account	—	(210,080,000)
Net cash provided by (used in) investing activities	1,910,828	(210,080,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting fees paid	—	203,840,000
Proceeds from sale of Private Placement Warrants	—	7,740,000
Repayment of promissory note – related party	—	(242,331)
Payment of offering costs	—	(293,953)
Net cash provided by financing activities	—	211,043,716

Net Change in Cash	(327,410)	511,001
Cash – Beginning of period	535,946	24,945
Cash – End of period	$208,536	$535,946

Supplementary cash flow information:
Cash paid for income taxes	$1,550,528	$—

Non-Cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$—	$198,787,536
Change in value of common stock subject to possible redemption	$2,610,831	$1,680,547
Deferred underwriting fees charged to additional paid in capital	$—	$7,280,000
Payment of deferred offering costs and expenses by Sponsor	$—	$240,135

The accompanying notes are an integral part of the financial statements.

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

As of December 31, 2019, the Company had not commenced any operations. All activity through December 31, 2019 relates to the Company’s formation, its Initial Public Offering, which is described below, identifying a target company for a Business Combination and activities in connection with the potential acquisition of Hycroft Mining Corporation, a Delaware corporation (“Hycroft”) (see Note 5). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and marketable securities from the proceeds derived from the Initial Public Offering, as defined below.

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

Transaction costs amounted to $11,974,088, consisting of $4,160,000 of underwriting fees, $7,280,000 of deferred underwriting fees payable (which are held in the Trust Account) and $534,088 of other costs. In addition, as of December 31, 2019, cash of $208,536 was held outside of the Trust Account and is available for working capital purposes. As described in Note 5, the $7,280,000 deferred underwriting fees payable is contingent upon the consummation of a Business Combination.

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

If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, as amended (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, public stockholders may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholders (as defined below) have agreed to vote their Founder Shares (as defined in Note 4) and any Public Shares held by them in favor of approving a Business Combination. In addition, the initial stockholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

The Company initially had until February 12, 2020 to complete a Business Combination. If the Company is unable to complete a Business Combination by the Extended Termination Date (as defined below), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

On February 10, 2020, the Company’s stockholders approved an amendment to its Amended and Restated Certificate of Incorporation (the “Extension Amendment”) to extend the period of time for which the Company was required to consummate a Business Combination from February 12, 2020 to August 12, 2020 (the “Extended Termination Date”). In connection with the Extension Amendment, stockholders elected to redeem an aggregate of 13,890,713 shares of the Company’s Class A common stock. As a result, an aggregate of approximately $144,218,760 (or approximately $10.38 per share) was removed from the Trust Account to pay such stockholders.

The initial stockholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination by the Extended Termination Date. However, if the initial stockholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination by the Extended Termination Date. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination by the Extended Termination Date and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.10 per share held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company's independent registered accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Going Concern

As of December 31, 2019, the Company had a cash balance of approximately $209,000, which excludes interest income of approximately $5,306,000 from the Company’s investments in the Trust Account which is available to the Company for tax obligations. Subsequent to the redemption of common stock by the Company’s stockholders in connection with the Extension Amendment, there was approximately $71.7 million remaining in the Trust Account. During the year ended December 31, 2019, the Company withdrew approximately $1,911,000 of interest income from the Trust Account to pay its franchise and income taxes.

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

The liquidity condition and date for mandatory liquidation unless there is a Business Combination, the consummation of which is uncertain, raise substantial doubt about the Company’s ability to continue as a going concern through August 12, 2020, the scheduled liquidation date of the Company. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 12, 2020.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2019 and 2018.

Marketable securities held in Trust Account

At December 31, 2019 and 2018, substantially all of the assets held in the Trust Account were held in money market funds.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2019 and 2018, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of and December 31, 2019 and 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The Company’s statement of operations includes a presentation of income (loss) per share for common shares subject to redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account (net of applicable franchise and income taxes of approximately $1,099,900 and $755,400 for the year ended December 31, 2019 and December 31, 2018, respectively, by the weighted average number of Class A redeemable common stock outstanding during the period. Net loss per common share, basic and diluted for Class A and Class B non-redeemable common stock is calculated by dividing the net income (loss), less income attributable to Class A redeemable common stock, by the weighted average number of Class A and Class B non-redeemable common stock outstanding for the period. Class A and Class B non-redeemable common stock includes the Founder Shares and the Placement Units as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income (loss) per common share:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Redeemable Common Stock
Numerator: Earnings allocable to Redeemable Common Stock
Interest Income	$4,379,894	$2,836,691
Income and Franchise Tax	$(1,099,904)	$(744,449)
Net Earnings	$3,279,990	$2,081,242
Denominator: Weighted Average Redeemable Common Stock
Redeemable Common Stock, Basic and Diluted	20,800,000	20,800,000
Earnings/Basic and Diluted Redeemable Common Stock	$0.16	$0.10
Non-Redeemable Common Stock
Numerator: Net Loss minus Redeemable Net Earnings
Net Income	$2,610,824	$1,679,963
Redeemable Net Earnings	$(3,279,990)	$(2,081,242)
Non-Redeemable Net Loss	$(669,166)	$(401,279)
Denominator: Weighted Average Non-Redeemable Common Stock
Non-Redeemable Common Stock, Basic and Diluted (1)	5,200,000	5,200,000
Loss/Basic and Diluted Non-Redeemable Common Stock	$(0.13)	$(0.08)

Note: As of December 31, 2019 and 2018, basic and diluted shares are the same as there are no securities that are dilutive to the Company’s common stockholders

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Depository Insurance Coverage of $250,000. At December 31, 2019 and 2018, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Private Placement Warrants

Concurrently with the closing of the Initial Public Offering, the Sponsor and Cantor purchased an aggregate of 7,500,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant (6,500,000 Private Placement Warrants by the Sponsor and 1,000,000 Private Placement Warrants by Cantor) for an aggregate purchase price of $7,500,000. On February 28, 2018, the Company consummated the sale of an additional 240,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, of which 200,000 Private Placement Warrants were purchased by the Sponsor and 40,000 Private Placement Warrants were purchased by Cantor, generating gross proceeds of $240,000. Each Private Placement Warrant is exercisable for one whole share of Class A common stock at a price of $11.50 per share. The proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination by the Extended Termination Date, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor, Cantor or their permitted transferees. The warrants will expire five years after the completion of the Company’s Business Combination or earlier upon redemption or liquidation. In addition, for as long as the Private Placement Warrants are held by Cantor or its designees or affiliates, they may not be exercised after five years from the effective date of the registration statement for the Initial Public Offering.

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

On January 2, 2020, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor in the aggregate amount of $1,500,000 in order to finance transaction costs in connection with a Business Combination. The Promissory Note is non-interest bearing and repayable by the Company to the Sponsor upon the consummation of a Business Combination. The Promissory Note will be forgiven if the Company is unable to consummate a Business Combination except to the extent of any funds held outside of the Trust Account. The Promissory Note may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant, other than in connection with the Hycroft Business Combination. The warrants would be identical to the Private Placement Warrants.

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on February 8, 2018 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For the years ended December 31, 2019 and 2018, the Company incurred $120,000 and $110,000 of administrative service fees, respectively. At December 31, 2019 and 2018, $10,000 and $-0- of such fees are included in accounts payable and accrued expenses in the accompanying balance sheets.

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

On February 12, 2020, the Company entered into an amendment (the “UA Amendment”) to its underwriting agreement with Cantor, pursuant to which the deferred underwriting fees provided for by the underwriting agreement, which were originally payable by the Company to the underwriters in cash upon completion of an initial Business Combination, shall be payable upon completion of the Hycroft Business Combination (as defined below) through a combination of (i) $2,500,000, payable in cash and directly from the Trust Account, (ii) $2,000,000, payable in shares of Class A common stock, valued for these purposes at $10.00 per share and (iii) an amount up to $2,780,000, determined as follows: (A) if Third Party Equity Value (as defined in the UA Amendment) is less than or equal to $75,000,000, an amount payable in Class A common stock, valued for these purposes at $10.00 per share, equal to the product of (x) 2,780,000 and (y) a fraction, the numerator of which is the Third Party Equity Value and the denominator of which is $75,000,000 or (B) if Third Party Equity Value is greater than $75,000,000, $2,780,000 payable in cash and directly from the Trust Account (collectively, the “Deferred Underwriting Commission”); provided, however, to the extent Cantor continues to beneficially own and hold for its own account the Specified Shares (as defined in the UA Amendment) on the date of the consummation of the Hycroft Business Combination (the “Acquisition Closing Date”), (1) the Deferred Underwriting Commission payable in Class A common stock pursuant to clauses (ii) and (iii) above shall be reduced by an amount equal to the product of (x) $10.00 and (y) the number of Specified Shares beneficially owned and held by Cantor for its own account on the Acquisition Closing Date, and (2) the Deferred Underwriting Commission payable in cash and directly from the Trust Account pursuant to this sentence shall be increased by such same and equal amount. As of the opinion date the trust value was approximately $72,000,000 which is below the threshold for situation (A) as described above. Therefore, the amount payable for (iii) as of the opinion date would be approximately $2,670,000. The UA Amendment does not amend, modify or supplement any other terms of the underwriting agreement.

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

Purchase Agreement

On January 13, 2020, the Company entered into a Purchase Agreement (as amended on February 26, 2020, and as may be further amended from time to time, the “Purchase Agreement”) with MUDS Acquisition Sub, Inc., a Delaware corporation and an indirect wholly owned subsidiary of Parent (“Acquisition Sub”), and Hycroft, pursuant to which the parties thereto intend to consummate a business combination transaction (the “Hycroft Business Combination”) pursuant to which Hycroft will sell to Acquisition Sub, and Acquisition Sub will purchase from Hycroft, all of the issued and outstanding equity interests of Hycroft’s subsidiaries and substantially all of Hycroft’s other assets (collectively, the “Transferred Assets”).

In consideration for the Transferred Assets and in connection with the consummation of the Hycroft Business Combination, Acquisition Sub will deliver, or cause to be delivered on its behalf, to Hycroft (a) a number of shares of the Company’s Class A common stock equal to (i) (A) $325,000,000, plus (B) the Surrendered Shares Value (as defined in the Purchase Agreement), minus (C) the 1.5 Lien Share Payment Value (as defined in the Purchase Agreement), minus (D) the 1.5 Lien Cash Payment Amount (as defined in the Purchase Agreement), minus (E) the Excess Notes Share Payment Amount (as defined in the Purchase Agreement), minus (F) the Excess Notes Cash Payment Amount (as defined in the Purchase Agreement), divided by (ii) $10.00, which Hycroft will promptly distribute to its stockholders and (b) the Excess Notes (as defined in the Purchase Agreement) and Hycroft’s 1.5 lien notes acquired by Acquisition Sub in connection with the consummation of the Hycroft Business Combination and pursuant to the transactions described in the Purchase Agreement. In addition, (x) the Company and Acquisition Sub will assume certain of Hycroft’s liabilities, including the Company’s assumption of certain debt obligations of Hycroft and Hycroft’s liabilities and obligations under its existing warrant agreement, and (y) Acquisition Sub will pay off, or cause to be paid off, Hycroft’s other outstanding indebtedness for borrowed money, on Hycroft’s behalf, including under Hycroft’s first lien debt and promissory note.

The Hycroft Business Combination will be consummated subject to the deliverables and provisions as further described in the Purchase Agreement.

6. STOCKHOLDERS’ EQUITY

Common Stock

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2019 and 2018, there were 693,177 and 951,675 shares of Class A common stock issued and outstanding (excluding 20,106,823 and 19,848,325 shares of common stock subject to possible redemption), respectively.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of December 31, 2019 and 2018, there were 5,200,000 shares of Class B common stock outstanding.

Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law.

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the initial Business Combination on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering and related to the closing of the initial Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance, as is the case with the Hycroft Business Combination) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination, any private placement-equivalent warrants issued to the Sponsor or its affiliates upon conversion of loans made to the Company or any securities issued pursuant to the Forward Purchase Contract (see Note 5)). Holders of Founder Shares may also elect to convert their shares of Class B common stock into an equal number of shares of Class A common stock, subject to adjustment as provided above, at any time.

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2019 and 2018, there were no shares of preferred stock issued or outstanding.

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

The exercise price and number of shares of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of Class A common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination by the Extended Termination Date and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

7. INCOME TAX

The Company’s net deferred tax assets are as follows:

	December 31, 2019	December 31, 2018
Deferred tax asset
Organizational costs/Startup expenses	$227,930	$86,012
Total deferred tax assets	227,930	86,012
Valuation allowance	(227,930)	(86,012)
Deferred tax asset, net of allowance	$—	$—

The income tax provision consists of the following:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Federal
Current	$899,804	$555,449
Deferred	(141,918)	(86,012)

State
Current	—	—
Deferred	—	—
Change in valuation allowance	141,918	86,012
Income tax provision	$899,804	$555,449

As of December 31, 2019, the Company had no U.S. federal and state net operating loss carryovers (“NOLs”) available to offset future taxable income. In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s NOLs may be subject to an annual limitation in the event of a change in control as defined under the regulations.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2019 and 2018, the change in the valuation allowance was $141,918 and $86,012, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2019 sand 2018 is as follows:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
True-ups	0.6%	0.0%
Change in valuation allowance	4.0%	3.8%
Income tax provision	25.6%	24.8%

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2019 and 2018, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2019	December 31, 2018
Assets:
Trust Account – U.S. Treasury Securities Money Market Fund	1	$215,385,757	$212,916,691

See Note 1 for details on the subsequent redemptions and adjustment to the Trust Account.

9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On February 7, 2020, a purported class action complaint was filed by a purported holder of warrants, of Hycroft Mining Corporation (“Seller”), in the Court of Chancery of the State of Delaware against the Company and Seller. The complaint seeks a declaratory judgment that the transactions contemplated under the Purchase Agreement constitute a “Fundamental Change” under the terms of the Seller warrant agreement and thereby requiring that the Seller warrants be assumed by the Company as part of the business combination, in addition to asserting claims for (i) breach or anticipatory breach of contract against Seller, (ii) breach or anticipatory breach of the implied covenant of good faith and fair dealing against Seller, and (iii) tortious interference with contractual relations against the Company. The complaint seeks unspecified money damages and also seeks an injunction enjoining Seller and the Company from consummating the business combination. On February 26, 2020, the Company and Seller entered into an Amendment to the Purchase Agreement whereby the Seller's liabilities and obligations under the Seller warrant agreement shall be included as Parent Assumed Liability under the Purchase Agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 12, 2020	MUDRICK CAPITAL ACQUISITION CORPORATION

	By:	/s/ Jason Mudrick
		Name:	Jason Mudrick
		Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Jason Mudrick	Chief Executive Officer and Director	March 12, 2020
Jason Mudrick	(Principal Executive Officer)

/s/ Glenn Springer	Chief Financial Officer	March 12, 2020
Glenn Springer	(Principal Financial and Accounting Officer)

/s/ Dennis Stogsdill	Director	March 12, 2020
Dennis Stogsdill

/s/ Timothy Daileader	Director	March 12, 2020
Timothy Daileader

/s/ Dr. Brian Kushner	Director	March 12, 2020
Dr. Brian Kushner