Form 10-Q
period 2020-03-31
Mudrick Capital Acquisition Corp
filed 2020-05-08
CIK 1718405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

☐	Large accelerated filer	☒	Accelerated filer
☐	Non-accelerated filer	☒	Smaller reporting company
		☒	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒   No  ☐

As of May 8, 2020, there were 6,909,287 shares of the Company’s Class A common stock and 5,200,000 of the Company’s Class B common stock issued and outstanding.

MUDRICK CAPITAL ACQUISITION CORPORATION

Quarterly Report on Form 10-Q

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

MUDRICK CAPITAL ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
Current Assets
Cash	$12,639	$208,536
Prepaid income taxes	—	95,275
Prepaid expenses	54,375	3,966
Total Current Assets	67,014	307,777

Investments held in Trust Account	71,786,097	215,385,757
TOTAL ASSETS	$71,853,111	$215,693,534

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$2,671,103	$334,619
Income taxes payable	32,732	—
Convertible promissory note – related party	600,000	—
Total Current Liabilities	3,303,835	334,619

Deferred underwriting fees	7,280,000	7,280,000
Total Liabilities	10,583,835	7,614,619

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 5,571,215 and 20,106,823 shares as of March 31, 2020 and December 31, 2019, respectively (at redemption value of $10.10 per share)	56,269,272	203,078,914

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding as of March 31, 2020 and December 31, 2019	—	—
Class A Common stock, $0.0001 par value; 100,000,000 shares authorized; 1,338,072 and 693,177 shares issued and outstanding (excluding 5,571,215 and 20,106,823 shares subject to possible redemption) as of March 31, 2020 and December 31, 2019, respectively	134	69
Class B Common stock, $0.0001 par value; 10,000,000 shares authorized; 5,200,000 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	520	520
Additional paid-in capital	3,302,226	711,409
Retained earnings	1,697,124	4,288,003
Total Stockholders’ Equity	5,000,004	5,000,001
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$71,853,111	$215,693,534

The accompanying notes are an integral part of the unaudited condensed financial statements.

MUDRICK CAPITAL ACQUISITION CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2020	2019

General and administrative expenses	$3,122,431	$158,655
Loss from operations	(3,122,431)	(158,655)

Other income:
Interest income	409	2,404
Interest earned on investments held in Trust Account	659,150	1,152,202
Other income	659,559	1,154,606

(Loss) Income before provision for income taxes	(2,462,872)	995,951
Provision for income taxes	(128,007)	(252,611)
Net (loss) income	$(2,590,879)	$743,340

Weighted average shares outstanding of Class A common stock	13,167,740	20,800,000

Basic and diluted income per common share, Class A	$0.04	$0.04

Weighted average shares outstanding of Class B common stock	5,200,000	5,200,000

Basic and diluted loss per common share, Class B	$(0.59)	$(0.02)

The accompanying notes are an integral part of the unaudited condensed financial statements.

MUDRICK CAPITAL ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

THREE MONTHS ENDED MARCH 31, 2019

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2019	951,675	$95	5,200,000	$520	$3,322,214	$1,677,179	$5,000,008

Change in value of common stock subject to possible redemption	(73,598)	(7)	—	—	(743,332)	—	(743,339)

Net income	—	—	—	—	—	743,340	743,340
Balance – March 31, 2019	878,077	$88	5,200,000	$520	$2,578,882	$2,420,519	$5,000,009

THREE MONTHS ENDED MARCH 31, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2020	693,177	$69	5,200,000	$520	$711,409	$4,288,003	$5,000,001

Change in value of common stock subject to possible redemption	644,895	65	—	—	2,590,817	—	2,590,882

Net loss	—	—	—	—	—	(2,590,879)	(2,590,879)

Balance – March 31, 2020	1,338,072	$134	5,200,000	$520	$3,302,226	$1,697,124	$5,000,004

The accompanying notes are an integral part of the unaudited condensed financial statements.

MUDRICK CAPITAL ACQUISITION CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities:
Net (loss) income	$(2,590,879)	$743,340
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(659,150)	(1,152,202)
Changes in operating assets and liabilities:
Prepaid income taxes	95,275	—
Prepaid expenses	(50,409)	(28,543)
Accounts payable and accrued expenses	2,336,484	(131,785)
Income taxes payable	32,732	252,611
Net cash used in operating activities	(835,947)	(316,579)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise taxes	40,050	200,300
Cash withdrawn from Trust Account for redemption of common stock	144,218,760	—
Net cash provided by investing activities	144,258,810	200,300

Cash Flows from Financing Activities:
Proceeds from convertible promissory note – related party	600,000	—
Redemption of common stock	(144,218,760)	—
Net cash used in financing activities	(143,618,760)	—

Net Change in Cash	(195,897)	(116,279)
Cash – Beginning of period	208,536	535,946
Cash – End of period	$12,639	$419,667

Non-Cash investing and financing activities:
Change in value of common stock subject to possible redemption	$(2,590,882)	$743,339

The accompanying notes are an integral part of the unaudited condensed financial statements.

MUDRICK CAPITAL ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

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

As of March 31, 2020, the Company had not commenced any operations. All activity through March 31, 2020 relates to the Company’s formation, its Initial Public Offering, which is described below, identifying a target company for a Business Combination and activities in connection with the potential acquisition of Hycroft Mining Corporation, a Delaware corporation (“Hycroft”) (see Note 5). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and marketable securities from the proceeds derived from the Initial Public Offering, as defined below.

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

Transaction costs amounted to $11,974,088, consisting of $4,160,000 of underwriting fees, $7,280,000 of deferred underwriting fees payable (which are held in the Trust Account) and $534,088 of other costs. In addition, as of March 31, 2020, cash of $12,639 was held outside of the Trust Account and is available for working capital purposes. As described in Note 5, the $7,280,000 deferred underwriting fees payable is contingent upon the consummation of a Business Combination.

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

MARCH 31, 2020

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

MUDRICK CAPITAL ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

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

Liquidity and Going Concern

As of March 31, 2020, the Company had a cash balance of approximately $12,600, which excludes interest income of approximately $2,002,000 from the Company’s investments in the Trust Account which is available to the Company for tax obligations. As of March 31, 2020, there was approximately $71.8 million held in the Trust Account. During the three months ended March 31, 2020, the Company withdrew approximately $40,000 of interest income from the Trust Account to pay its franchise taxes.

The Company intends to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable and deferred underwriting commissions) to complete its initial Business Combination.

On January 2, 2020, the Company issued an unsecured convertible promissory note (the “Promissory Note”) to the Sponsor in the aggregate amount of $1,500,000 in order to finance transaction costs in connection with a Business Combination. As of March 31, 2020, there was $600,000 outstanding under the Promissory Note. The Promissory Note is non-interest bearing and repayable by the Company to the Sponsor upon the consummation of a Business Combination. The Promissory Note may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant, other than in connection with the Hycroft Business Combination. The warrants would be identical to the Private Placement Warrants (see Note 4).

To the extent necessary, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required, up to $1,500,000. Other than as described above, such loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants (see Note 4).

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

MUDRICK CAPITAL ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 12, 2020.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 12, 2020, which contains the audited financial statements and notes thereto. The interim results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

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

MUDRICK CAPITAL ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2020 and December 31, 2019.

Marketable securities held in Trust Account

At March 31, 2020 and December 31, 2019, substantially all of the assets held in the Trust Account were held in money market funds.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2020 and December 31, 2019, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of and March 31, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

MUDRICK CAPITAL ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

The Company’s statement of operations includes a presentation of income (loss) per share for common shares subject to redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account (net of applicable franchise and income taxes of approximately $178,000 and $303,000 for the three months ended March 31, 2020 and 2019, respectively) by the weighted average number of Class A redeemable common stock outstanding during the period. Net loss per common share, basic and diluted for Class A and Class B non-redeemable common stock is calculated by dividing the net income (loss), less income attributable to Class A redeemable common stock, by the weighted average number of Class A and Class B non-redeemable common stock outstanding for the period. Class A and Class B non-redeemable common stock includes the Founder Shares and the Placement Units as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income (loss) per common share:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Redeemable Common Stock
Numerator: Earnings allocable to Redeemable Common Stock
Interest Income	$659,150	$1,152,202
Income and Franchise Tax	(178,007)	(302,661)
Net Earnings	$481,143	$849,541
Denominator: Weighted Average Redeemable Common Stock
Redeemable Common Stock, Basic and Diluted	13,167,740	20,800,000
Earnings/Basic and Diluted Redeemable Common Stock	$0.04	$0.04

Non-Redeemable Common Stock
Numerator: Net (Loss) Income minus Redeemable Net Earnings
Net (Loss) Income	$(2,590,879)	$743,340
Redeemable Net Earnings	(481,143)	(849,541)
Non-Redeemable Net Loss	$(3,072,022)	$(106,201)
Denominator: Weighted Average Non-Redeemable Common Stock
Non-Redeemable Common Stock, Basic and Diluted (1)	5,200,000	5,200,000
Loss/Basic and Diluted Non-Redeemable Common Stock	$(0.59)	$(0.02)

Note: As of March 31, 2020 and 2019, basic and diluted shares are the same as there are no securities that are dilutive to the Company’s common stockholders.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2020 and December 31, 2019, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

MUDRICK CAPITAL ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

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

MARCH 31, 2020

(Unaudited)

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

On January 2, 2020, the Company issued an unsecured convertible promissory note (the “Promissory Note”) to the Sponsor in the aggregate amount of $1,500,000 in order to finance transaction costs in connection with a Business Combination. The Promissory Note is non-interest bearing and repayable by the Company to the Sponsor upon the consummation of a Business Combination. The Promissory Note will be forgiven if the Company is unable to consummate a Business Combination except to the extent of any funds held outside of the Trust Account. The Promissory Note may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant, other than in connection with the Hycroft Business Combination. The warrants would be identical to the Private Placement Warrants. As of March 31, 2020, there was $600,000 outstanding under the Promissory Note. In April 2020, the Company withdrew an additional $100,000 under the Promissory Note.

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on February 8, 2018 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. For each of the three months ended March 31, 2020 and 2019, the Company incurred $30,000 of administrative service fees. At December 31, 2019, $10,000 of such fees are included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

5. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

MUDRICK CAPITAL ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

On February 12, 2020, the Company entered into an amendment (the “UA Amendment”) to its underwriting agreement with Cantor, pursuant to which the deferred underwriting fees provided for by the underwriting agreement, which were originally payable by the Company to the underwriters in cash upon completion of an initial Business Combination, shall be payable upon completion of the Hycroft Business Combination (as defined below) through a combination of (i) $2,500,000, payable in cash and directly from the Trust Account, (ii) $2,000,000, payable in shares of Class A common stock, valued for these purposes at $10.00 per share and (iii) an amount up to $2,780,000, determined as follows: (A) if Third Party Equity Value (as defined in the UA Amendment) is less than or equal to $75,000,000, an amount payable in Class A common stock, valued for these purposes at $10.00 per share, equal to the product of (x) 2,780,000 and (y) a fraction, the numerator of which is the Third Party Equity Value and the denominator of which is $75,000,000 or (B) if Third Party Equity Value is greater than $75,000,000, $2,780,000 payable in cash and directly from the Trust Account (collectively, the “Deferred Underwriting Commission”); provided, however, to the extent Cantor continues to beneficially own and hold for its own account the Specified Shares (as defined in the UA Amendment) on the date of the consummation of the Hycroft Business Combination (the “Acquisition Closing Date”), (1) the Deferred Underwriting Commission payable in Class A common stock pursuant to clauses (ii) and (iii) above shall be reduced by an amount equal to the product of (x) $10.00 and (y) the number of Specified Shares beneficially owned and held by Cantor for its own account on the Acquisition Closing Date, and (2) the Deferred Underwriting Commission payable in cash and directly from the Trust Account pursuant to this sentence shall be increased by such same and equal amount. As of March 31, 2020, the trust value was approximately $72,000,000 which is below the threshold for situation (A) as described above. Therefore, the amount payable for (iii) as of March 31, 2020 would be approximately $2,670,000. The UA Amendment does not amend, modify or supplement any other terms of the underwriting agreement.

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

MUDRICK CAPITAL ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

(Unaudited)

On February 7, 2020, a purported class action complaint was filed by a purported holder of warrants of Hycroft in the Court of Chancery of the State of Delaware against the Company and Hycroft. The complaint seeks a declaratory judgment that the transactions contemplated under the Purchase Agreement constitute a “Fundamental Change” under the terms of the Hycroft warrant agreement and thereby requiring that the Hycroft warrants be assumed by the Company as part of the Hycroft Business Combination, in addition to asserting claims for (i) breach or anticipatory breach of contract against Hycroft, (ii) breach or anticipatory breach of the implied covenant of good faith and fair dealing against Hycroft, and (iii) tortious interference with contractual relations against the Company. The complaint seeks unspecified money damages and also seeks an injunction enjoining Hycroft and the Company from consummating the Hycroft Business Combination. On February 26, 2020, the Company and Hycroft entered into an Amendment to the Purchase Agreement whereby Hycroft's liabilities and obligations under the Hycroft warrant agreement shall be included as a Parent Assumed Liability under the Purchase Agreement. On March 27, 2020, the Company and Hycroft filed motions to dismiss the complaint.

6. STOCKHOLDERS’ EQUITY

Common Stock

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2020 and December 31, 2019, there were 1,338,072 and 693,177 shares of Class A common stock issued and outstanding (excluding 5,571,215 and 20,106,823 shares of common stock subject to possible redemption), respectively.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of March 31, 2020 and December 31, 2019, there were 5,200,000 shares of Class B common stock outstanding.

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

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

MUDRICK CAPITAL ACQUISITION CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2020

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

MARCH 31, 2020

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2020	December 31, 2019
Assets:
Trust Account – U.S. Treasury Securities Money Market Fund	1	$71,786,097	$215,385,757

8. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

In April 2020, the Company withdrew an additional $100,000 under the Promissory Note.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Recent Developments

On January 2, 2020, we issued an unsecured convertible promissory note (the “Promissory Note”) to the Sponsor in the aggregate amount of $1,500,000 in order to finance transaction costs in connection with a business combination. The Promissory Note is non-interest bearing and repayable by us to the Sponsor upon consummation of a business combination. The Promissory Note will be forgiven if we are unable to consummate a business combination except to the extent of any funds held outside of the Trust Account. The Promissory Note may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant, other than in connection with the Hycroft Business Combination. The warrants would be identical to the Private Placement Warrants.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 28, 2017 (date of inception) through March 31, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, which was consummated on February 12, 2018, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on investments held in the Trust Account. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2020, we had net loss of $2,590,879, which consists of interest income on investments held in the Trust Account of $659,150 and other interest income of $409, offset by operating costs of $3,122,431 and a provision for income taxes of $128,007.

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

As of March 31, 2020, we had investments held in the Trust Account of $71,786,097, substantially all of which is invested in U.S. treasury securities money market fund. Interest income earned on the balance in the Trust Account is available to us to pay taxes. During the three months ended March 31, 2020, we withdrew approximately $40,000 of interest income to pay our franchise taxes.

As of March 31, 2020, we had cash of $12,639 held outside the Trust Account, which is available for use by us to cover the costs associated with identifying a target business, negotiating a Business Combination, due diligence procedures and other general corporate uses. In addition, as of March 31, 2020, we had accounts payable and accrued expenses of $2,671,103.

For the three months ended March 31, 2020, cash used in operating activities amounted to $835,947. Net loss of $2,590,879 was offset by interest earned on investments held in the Trust Account of $659,150 and changes in our operating assets and liabilities, which provided $2,414,082 of cash.

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

On January 2, 2020, we issued the Promissory Note to the Sponsor in the aggregate amount of $1,500,000 in order to finance transaction costs in connection with a business combination. The Promissory Note is non-interest bearing and repayable by us to the Sponsor upon consummation of a business combination. The Promissory Note will be forgiven if we are unable to consummate a business combination except to the extent of any funds held outside of the Trust Account. The Promissory Note may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant, other than in connection with the Hycroft Business Combination. The warrants would be identical to the Private Placement Warrants. As of March 31, 2020, there was $600,000 outstanding under the Promissory Note.

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

The underwriters are entitled to deferred underwriting fee of $0.35 per Unit, or $7,280,000 in the aggregate. The deferred underwriting fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a business combination, subject to the terms of the amended underwriting agreement (see Recent Developments above).

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 12, 2020. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 12, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

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

MUDRICK CAPITAL ACQUISITION CORPORATION

Date: May 8, 2020		/s/ Jason Mudrick
	Name:	Jason Mudrick
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2020		/s/ Glenn Springer
	Name:	Glenn Springer
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

