Form 10-Q
period 2020-06-30
HYCROFT MINING HOLDING CORP
filed 2020-08-10
CIK 1718405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission File No. 001-38387

HYCROFT MINING HOLDING CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	82-2657796
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8181 E. Tufts Avenue, Suite 510 Denver, Colorado	80237
(Address of Principal Executive Offices)	(Zip Code)

(303) 524-1947
(Registrant’s telephone number, including area code)

Mudrick Capital Acquisition Corporation 527 Madison Avenue, 6th Floor New York, New York 10022
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	HYMC	The Nasdaq Capital Market
Warrants to purchase Common Stock	HYMCW	The Nasdaq Capital Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐   No  ☒

As of August 6, 2020, there were 50,160,042 shares of the Company’s common stock and no shares of the Company’s preferred stock issued and outstanding.

HYCROFT MINING HOLDING CORPORATION

Quarterly Report on Form 10-Q

HYCROFT MINING HOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(U.S. dollars in thousands, except share amounts)

	June 30,	December 31,
	2020	2019
	(unaudited)
Assets:
Cash	$47,293	$6,220
Accounts receivable	372	97
Inventories - Note 4	9,303	4,453
Ore on leach pads - Note 4	28,180	22,062
Prepaids and other - Note 5	4,822	2,648
Restricted cash - Note 6	-	3,270
Current assets	89,970	38,750
Other assets, non-current - Note 5	20,808	24,886
Plant, equipment, and mine development, net - Note 7	42,272	31,524
Restricted cash - Note 6	39,631	39,477
Total assets	$192,681	$134,637

Liabilities:
Accounts payable	$19,817	$10,746
Other liabilities, current - Note 8	1,834	3,939
Royalty obligation, current - Note 10	296	-
Interest payable	-	846
Debt, net, current - Note 9	-	553,965
Current liabilities	21,947	569,496
Other liabilities, non-current - Note 8	153	18
Debt, net, non-current - Note 9	139,044	-
Royalty obligation, non-current - Note 10	29,699	-
Asset retirement obligation, non-current - Note 11	4,561	4,374
Total liabilities	195,404	573,888
Commitments and contingencies - Note 20
Stockholders' (deficit) equity:(1) - Note 12
Common stock, $0.0001 par value; 400,000,000 shares authorized; 50,160,042 issued and outstanding at June 30, 2020; and 345,431 issued and 323,328 outstanding at December 31, 2019	5	-
Additional paid-in capital	466,047	5,187
Accumulated deficit	(468,775)	(444,438)
Total stockholders' (deficit)	(2,723)	(439,251)
Total liabilities and stockholders' equity	$192,681	$134,637

(1) Retroactively restated for the reverse recapitalization as described in Note 2 - Summary of Significant Accounting Policies.

The accompanying notes are an integral part of these unaudited interim financial statements.

HYCROFT MINING HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(U.S. dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues - Note 13	$7,636	$-	$18,760	$-
Cost of sales:
Production costs	7,486	-	16,421	-
Mine site period costs - Note 4	11,996	-	18,630
Depreciation and amortization mine site period costs	874	-	1,432	-
Depreciation and amortization	548	-	1,324	-
Write-down of production inventories - Note 4	10,959	-	17,924	-
Total cost of sales	31,863	-	55,731	-
Operating expenses:
General and administrative	10,432	1,214	12,438	3,161
Accretion - Note 11	94	105	187	211
Project and development	-	4,574	-	6,790
Pre-production depreciation and amortization	-	238	-	1,065
Care and maintenance	-	-	-	3,770
Loss from operations	(34,753)	(6,131)	(49,596)	(14,997)
Other income (expense):
Interest expense, net of capitalized interest of $290, $272, $334, and $417 respectively - Note 9	(15,072)	(15,641)	(34,959)	(30,039)
Interest income	35	110	147	226
Loss before reorganization items and income taxes	(49,790)	(21,662)	(84,408)	(44,810)
Reorganization items	-	(285)	-	(577)
Loss before income taxes	(49,790)	(21,947)	(84,408)	(45,387)
Income taxes - Note 15	-	-	-	-
Net loss	$(49,790)	$(21,947)	$(84,408)	$(45,387)

Loss per share:
Basic - Note 16	$(2.71)	$(73.21)	$(9.02)	$(151.80)
Diluted - Note 16	$(2.71)	$(73.21)	$(9.02)	$(151.80)
Weighted average shares outstanding(1):
Basic - Note 16	18,395,983	299,780	9,359,655	299,001
Diluted - Note 16	18,395,983	299,780	9,359,655	299,001

(1)	Retroactively restated for the reverse recapitalization. Refer to Note 2 - Summary of Significant Accounting Policies and Note 16 - Loss Per Share for further information.

The accompanying notes are an integral part of these unaudited interim financial statements.

HYCROFT MINING HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(U.S. dollars in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(84,408)	$(45,387)
Adjustments to reconcile net loss for the period to net cash used in operating activities:
Non-cash portion of interest expense - Note 9	30,376	24,981
Write-down of production inventories - Note 4	17,924	-
Depreciation and amortization	2,758	1,065
Stock-based compensation - Note 14	592	516
Accretion - Note 11	187	211
Phantom share compensation	225	525
Amortization of royalty obligation - Note 10	(5)	-
Changes in operating assets and liabilities:
Accounts receivable	(275)	-
Production-related inventories	(24,787)	(7,613)
Materials and supplies inventories	(2,484)	(425)
Prepaids and other	(3,761)	535
Other assets, non-current	(1,005)	(120)
Accounts payable	7,807	1,720
Other liabilities	(103)	93
Interest payable	(818)	(236)
Other liabilities, non-current	135	-
Net cash used in operating activities	(57,642)	(24,135)
Cash flows used in investing activities:
Additions to plant, equipment, and mine development	(11,704)	(9,725)
Net cash used in investing activities	(11,704)	(9,725)
Cash flows from financing activities:
Proceeds from private placement - Note 3	75,963	-
Proceeds from Sprott Credit Agreement - Note 3 and 9	68,600	-
Proceeds from royalty obligation - Note 3 and 10	30,000	-
Proceeds from forward purchase contract - Note 3	25,000	-
Proceeds from Recapitalization Transaction - Note 3	10,419	-
Proceeds from 1.25 Lien Note Issuances	44,841	36,927
Repayment of First Lien Agreement - Note 9	(125,468)	-
Transaction and issuance costs - Note 19	(15,138)	(1,881)
Repayment of Promissory Note - Note 3	(6,914)	-
Net cash provided by financing activities	107,303	35,046
Net increase in cash and restricted cash	37,957	1,186
Cash and restricted cash, beginning of period	48,967	52,861
Cash, end of period	$86,924	$54,047

Reconciliation of cash and restricted cash:
Cash	$47,293	$12,576
Restricted cash - current	-	2,547
Restricted cash - non-current	39,631	38,924
Total cash and restricted cash	$86,924	$54,047

See Note 19 - Supplemental Cash Flow Information for additional details.

The accompanying notes are an integral part of these unaudited interim financial statements.

HYCROFT MINING HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY (UNAUDITED)

(U.S. dollars in thousands, except share amounts)

							Total
					Additional		Stockholders'
	Common Stock(1)		Treasury Stock(1)		Paid-in	Accumulated	(Deficit)
	Shares	Amount	Shares	Amount	Capital(1)	Deficit	Equity
Balance at January 1, 2019	307,831	$-	17,927	$-	$5,187	$(345,543)	$(340,356)
Shares issued	10,105	-	-	-	-	-	-
Net loss	-	-	-	-	-	(23,440)	(23,440)
Balance at March 31, 2019	317,936	-	17,927	-	5,187	(368,983)	(363,796)
Share repurchased	-	-	4,176	-	-	-	-
Net loss	-	-	-	-	-	(21,947)	(21,947)
Balance at June 30, 2019	317,936	$-	22,103	$-	$5,187	$(390,930)	$(385,743)

							Total
					Additional		Stockholders'
	Common Stock(1)		Treasury Stock(1)		Paid-in	Accumulated	(Deficit)
	Shares	Amount	Shares	Amount	Capital(1)	Deficit	Equity
Balance at January 1, 2020	345,431	$-	22,103	$-	$5,187	$(444,438)	$(439,251)
Net loss	-	-	-	-	-	(34,618)	(34,618)
Balance at March 31, 2020	345,431	$-	22,103	$-	$5,187	$(479,056)	$(473,869)
Conversion of Seller's 2.0 Lien Notes to common shares of Seller and distribution of HYMC common stock(2)	14,795,153	2	(22,103)	-	146,217	74,640	220,859
Exchange of Seller's 1.5 Lien Notes for HYMC common stock	16,025,316	2	-	-	160,252	(14,569)	145,685
Common shares issued in private placement	7,596,309	1	-	-	75,962	-	75,963
Exchange of Seller's 1.25 Lien Notes for HYMC common stock	4,845,920	-	-	-	48,459	-	48,459
Shares issued pursuant to forward purchase agreement with SPAC sponsor, including conversion of Class B shares	4,813,180	-	-	-	25,000	-	25,000
Unredeemed SPAC shares of MUDS public stockholders	1,197,704	-	-	-	3,723	-	3,723
Common shares issued pursuant to Sprott Credit Agreement	496,634	-	-	-	6,282	-	6,282
Common shares issued to underwriter	44,395	-	-	-	444	-	444
Vesting of restricted stock(3)	-	-	-	-	1,802	-	1,802
Equity issuance costs	-	-	-	-	(7,281)	-	(7,281)
Net loss	-	-	-	-	-	(49,790)	(49,790)
Balance at June 30, 2020	50,160,042	$5	-	$-	$466,047	$(468,775)	$(2,723)

(1)	Retroactively restated for the reverse recapitalization as described in Note 2 - Summary of Significant Accounting Policies.
(2)	Includes 3,511,820 shares of HYMC common stock received by Seller which were surrendered by the Company (formerly known as Mudrick Capital Acquisition Corporation).
(3)	As of June 30, 2020 there were 148,803 unissued shares underlying restricted stock units which had vested.

The accompanying notes are an integral part of these unaudited interim financial statements.

HYCROFT MINING HOLDING CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

1. Company Overview

Hycroft Mining Holding Corporation (formerly known as Mudrick Capital Acquisition Corporation ("MUDS")) and its subsidiaries (collectively, “Hycroft”, the “Company”, “we”, “us”, “our”, "it", "HYMC", etc.) is a U.S.-based gold producer that is focused on operating and developing its wholly-owned Hycroft Mine in a safe, environmentally responsible, and cost-effective manner. Gold and silver sales represent 100% of the Company’s operating revenues and the market prices of gold and silver significantly impact the Company’s financial position, operating results, and cash flows. The Hycroft Mine is located in the state of Nevada and the corporate office is located in Denver, Colorado.

During the second quarter of 2019, the Company restarted open pit mining operations at the Hycroft Mine, and, during the third quarter of 2019, produced and sold gold and silver which it has continued to do on an approximate weekly basis since restarting. As part of the 2019 restart of mining operations, existing equipment was re-commissioned, including haul trucks, shovels and a loader, upgrades were made to the crushing system and new leach pad space was added to the existing leach pads. During 2020, the Company continued to increase its operations by mining more tons, procuring additional mobile equipment rentals, and increasing its total headcount. Through May 29, 2020, the Company obtained all of its financing from related party debt issuances (see Note 21 - Related Party Transactions), which were extinguished in connection with the Recapitalization Transaction with MUDS (discussed below).

M3 Engineering and Technology Corporation (“M3 Engineering”), in conjunction with SRK Consulting (U.S.), Inc. (“SRK”) and the Company, completed the Hycroft Technical Report Summary, Heap Leaching Feasibility Study, prepared in accordance with the requirements of the Modernization of Property Disclosures for Mining Registrants, with an effective date of July 31, 2019 (the “Hycroft Technical Report”), for a two-stage, heap oxidation and subsequent leaching of transition and sulfide ores. The 2019 Hycroft Technical Report projects the economic viability and potential future cash flows for the Hycroft Mine when mining operations expand to levels presented in the 2019 Hycroft Technical Report.

Recapitalization Transaction with MUDS

As discussed in Note 3 - Recapitalization Transaction, on May 29, 2020, pursuant to the Purchase Agreement, the Company completed a business combination Recapitalization Transaction with MUDS, a publicly-traded blank check special purpose acquisition corporation or “SPAC,” Acquisition Sub, and Seller (as each of such terms are defined herein). The Recapitalization Transaction was completed upon receiving regulatory approvals and stockholder approvals from each of MUDS and Seller. Following the close of the Recapitalization Transaction, MUDS and the entities purchased from Seller were consolidated under Hycroft Mining Holding Corporation, by amending and restating the Company's certificate of incorporation to reflect the Company’s change in name. Pursuant to the consummation of the Recapitalization Transaction, the shares of common stock of Hycroft Mining Holding Corporation were listed on the Nasdaq Stock Market under the ticker symbol “HYMC”.  Upon closing of the Recapitalization Transaction, the Company’s unrestricted cash available for use totaled $68.9 million, the number of shares of HYMC common stock issued and outstanding totaled 50,160,042. In addition, the Company had 34,289,999 outstanding warrants to purchase an equal number of shares of HYMC common stock at $11.50 per share and 12,721,623 warrants to purchase 3,210,213 shares of HYMC common stock at a price of $44.82 per share.

For more information on the consummation of the Recapitalization Transaction with MUDS, see Note 3 – Recapitalization Transaction.

Recent developments

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which continues to spread throughout the United States of America.  Efforts implemented by local and national governments, as well as businesses, including temporary closures, are expected to have adverse impacts on local, national and the global economies. The Company has implemented health and safety policies for employees that follow guidelines published by the Center for Disease Control (CDC) and the Mine Safety and Health Administration (MSHA). The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and continued spread of the outbreak, and the direct and indirect impacts on our employees, vendors and customers, all of which are uncertain and cannot be fully anticipated or predicted. Since the Company's Hycroft Mine represents the entirety of its operations, any COVID-19 outbreak at the mine site could result in an entire shutdown of the Hycroft Mine itself which would negatively impact the Company's financial position, operating results, and cash flows. As of the date of these financial statements, the extent to which COVID-19 may impact our financial condition. results of operations or cash flows is uncertain, but could be material and adverse.

HYCROFT MINING HOLDING CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

2. Summary of Significant Accounting Policies

Basis of presentation

These condensed consolidated interim financial statements have been prepared, without audit, in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, these financial statements do not include all information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying condensed consolidated unaudited interim financial statements include all adjustments which are necessary for a fair presentation of the interim financial position, operating results and cash flows for the periods presented.

Certain reclassifications have been made to the prior periods presented in these financial statements to conform to the current period presentation, which had no effect on previously reported total assets, liabilities, cash flows, or net loss.

References to “$” refers to United States currency.

Recapitalization Transaction with MUDS

The Recapitalization Transaction (see Note 3 - Recapitalization Transaction) was accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, for financial reporting purposes, MUDS has been treated as the “acquired” company and Hycroft Mining Corporation (“Seller”) has been treated as the “acquirer”. This determination was primarily based on (1) stockholders of Seller immediately prior to the Recapitalization Transaction with MUDS having a relative majority of the voting power of the combined entity; (2) the operations of Seller prior to the Recapitalization Transaction with MUDS comprising the only ongoing operations of the combined entity; (3) four of the seven members of the board of directors immediately following the Recapitalization Transaction with MUDS were directors of Seller immediately prior to the Recapitalization Transaction; and (4) executive and senior management of Seller comprises the same for the Company.

Based on Seller being the accounting acquirer, the financial statements of the combined entity represent a continuation of the financial statements of Seller, with the acquisition treated as the equivalent of Seller issuing stock for the net assets of MUDS, accompanied by a recapitalization. The net assets of MUDS were recognized at historical cost as of the date of the Recapitalization Transaction, with no goodwill or other intangible assets recorded. Comparative information prior to the Recapitalization Transaction in these financial statements are those of Seller and the accumulated deficit of Seller has been carried forward after the Recapitalization Transaction. The shares and net loss per common share prior to the Recapitalization Transaction, have been retroactively restated as shares reflecting the exchange ratio established in the Recapitalization Transaction to effect the reverse recapitalization (1 Seller share for 0.112 HYMC share). See Note 3 – Recapitalization Transaction for additional information.

Going concern

The financial statements of the Company have been prepared on a “going concern” basis, which contemplates the presumed continuation of the Company even though events and conditions exist that, when considered individually or in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern because it is probable that, without additional capital injections, the Company will be unable to meet its obligations as they become due within one year after the date that these financial statements were issued.

For the six months ended June 30, 2020, the Company incurred a net loss of $84.4 million and the net cash used in operating activities was $57.6 million. As of June 30, 2020, the Company had available cash on hand of $47.3 million, working capital of $68.0 million, total liabilities of $195.4 million, and an accumulated deficit of $468.8 million. Although the Company recently completed the Recapitalization Transaction with MUDS, using its internal forecasts and cash flow projection models, it currently projects there will be insufficient cash to meet its future obligations as they become due as the Company continues to ramp up the Hycroft Mine's operations from current levels or to levels which are contemplated by the 2019 Hycroft Technical Report.

Consistent with our financial reporting and accounting policies, and as part of the preparation of the second quarter 2020 financial statements, the Company performed routine quarter-end metallurgical balancing analysis, which is a process that estimates the remaining recoverable gold and silver ounces on the leach pads using surveyed volumes of material, ore grades determined through sampling and assaying of blastholes, crushed ore sampling, leach pad and solution sampling, estimated recovery percentages based on ore type, domain, and oxidation levels achieved, and quantities of gold and silver actually recovered.  During the second quarter of 2020, based on metallurgical balancing results, the Company determined that 6,512 ounces of gold that had been placed on the leach pads were no longer recoverable and wrote-off such ounces.  The write-down of these ounces significantly reduced the Company's projected revenues for the second half of 2020.

HYCROFT MINING HOLDING CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

The Company has been unsuccessful in achieving its operating and production costs targets at the Hycroft Mine. During the second quarter of 2020, the Company's production costs, mine site period costs, and the cash portion of the write-down of production inventories totaled $29.7 million, which exceeded second quarter 2020 revenues of $7.6 million by $22.1 million. Higher than planned operating and production costs were the result of: (1) increased contractor support for technical and manpower shortages in crusher operations, mobile maintenance, and leach pad operations; (2) overuse of processing reagents used in the leach pad operations due to poor planning, monitoring, and execution; (3) higher operating costs in the crusher, due to higher than planned belt failures; and (4) higher maintenance costs for the owned mining fleet, due to unexpected timing of component failures. As a result of actual second quarter 2020 operating and production costs incurred, the Company has revised its future forecasts of production and operating cost estimates for the second half of 2020 which has reduced its estimated future cash flows.

The Company’s ability to continue as a going concern is contingent upon achieving its sales, production, cost, and other operating targets, as well as the success of a future financing transaction to provide additional capital financing for working capital and construction of its leach pad. The Company has begun the process of speaking with its financial advisors and stakeholders about options and timing related to securing additional financing or capital that may permit it to complete the construction of its leach pad and continue to ramp up its operations. While the Company has received a non-binding letter of support from its two largest stakeholders, the Board of Directors of the Company intends to evaluate its options to ensure the necessary capital is raised on terms favorable to and in the best interests of all of its shareholders. The Company has no commitment from any party to provide additional financing, and there can be no assurance that any funding will be available, or if available, that its terms will be favorable or acceptable to the Company. At this time, the Company does not have an expected time frame for, or an expectation with respect to, securing additional financial capital, if at all.

These financial statements do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of any liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern. As such, recorded amounts in these financial statements (including without limitation, stockholders’ equity) have been prepared in accordance with GAAP on a historical-cost basis, as required, which do not reflect or approximate the current fair value of the Company’s assets or management’s assessment of the Company’s overall enterprise or equity value.

Use of estimates

The preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in these financial statements and accompanying notes. The more significant areas requiring the use of management estimates and assumptions relate to: recoverable gold and silver on the leach pads and in-process inventories; the useful lives of long-lived assets; probabilities of future expansion projects; estimates of mineral reserves; estimates of life-of-mine production timing and volumes; current and future mining and processing plans; environmental reclamation and closure costs; deferred taxes and related valuation allowances; and estimates of fair value for asset impairments and financial instruments. The Company bases its estimates on historical experience and various assumptions that are believed to be reasonable at the time the estimate is made. Actual results may differ from amounts estimated in these financial statements, and such differences could be material.  Accordingly, amounts presented in these financial statements are not indicative of results that may be expected for future periods.

Cash

Cash has historically consisted of cash balances and highly liquid investments with an original maturity of three months or less. The Company has not experienced any losses on cash balances and believes that no significant risk of loss exists with respect to its cash. As of June 30, 2020 and December 31, 2019, the Company held no cash equivalents.

Restricted cash is excluded from cash and is listed separately on the condensed consolidated balance sheets. As of June 30, 2020 and December 31, 2019, the Company held $39.6 million and $42.7 million in restricted cash, respectively. See Note 6 – Restricted Cash for additional information.

HYCROFT MINING HOLDING CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

Accounts receivable

Accounts receivable consists of amounts due from customers for gold and silver sales. The Company has evaluated the customers’ credit risk, payment history and financial condition and determined that no allowance for doubtful accounts is necessary. The entire accounts receivable balance is expected to be collected during the next 12 months.

Ore on leach pads and inventories

The Company’s production-related inventories include: ore on leach pads; in-process inventories; and doré finished goods. Production-related inventories are carried at the lower of average cost or net realizable value. Cost includes mining (ore and waste); processing; refining costs incurred during production stages; and mine site overhead and depreciation and amortization relating to mining and processing operations. Net realizable value represents the estimated future sales price of production-related inventories computed using the London Bullion Market Association’s (“LBMA”) quoted period-end metal prices, less any further estimated processing, refining, and selling costs.

Write-downs of production inventories

The recovery of gold and silver at the Hycroft Mine is accomplished through a heap leaching process, the nature of which limits the Company’s ability to precisely determine the recoverable gold ounces in ore on leach pads. The Company estimates the quantity of recoverable gold ounces in ore on leach pads using surveyed volumes of material, ore grades determined through sampling and assaying of blastholes, crushed ore sampling, solution sampling, and estimated recovery percentages based on ore type and domain. The estimated recoverable gold ounces placed on the leach pads are periodically reconciled by comparing the related ore gold contents to the actual gold ounces recovered (metallurgical balancing). Changes in recovery rate estimates from metallurgical balancing that do not result in write-downs are accounted for on a prospective basis. When a write-down is required, production-related inventories are adjusted to net realizable value with adjustments recorded as Write-down of production inventories, which is a component of Cost of sales in the condensed consolidated statements of operations. See Note 4 – Inventories for additional information on the Company's write-downs.

Mine site period costs

The Company evaluates its mine site costs incurred, which are normally recorded to the carrying value of production-related inventories, to determine if any such costs are a result of recurring or significant downtime or delays, unusually high levels of repairs, inefficient operations, overuse of processing reagents, or other costs or activities which significantly increase the cost per ounce of production-related inventories and are considered unusual. If costs are determined to meet the criteria and, therefore, cannot be recorded to the carrying value of production-related inventories, then the Company recognizes such costs in the period incurred as Mine site period costs or Depreciation and amortization mine site period costs, which are components of Cost of sales on the condensed consolidated statements of operations.

Ore on leach pads

Ore on leach pads represents ore that is being treated with a chemical solution to dissolve the contained gold. Costs are added to ore on leach pads based on current mining costs, including applicable depreciation and amortization relating to mining operations. As gold-bearing materials are further processed, costs are transferred from ore on leach pads at an average cost per estimated recoverable ounce of gold to in-process inventories.

In-process inventories

In-process inventories represent gold-bearing concentrated materials that are in the process of being converted to a saleable product using a Merrill-Crowe plant or carbon in column processing method. As gold ounces are recovered from in-process inventories, costs are transferred at an average cost per ounce of gold to precious metals inventory.

HYCROFT MINING HOLDING CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

Precious metals inventory

Precious metals inventory consists of doré and loaded carbon containing both gold and silver, which is ready for offsite shipment and sale to a third party. As gold ounces are sold, costs are recognized in  Production costs and  Depreciation  and amortization in the condensed consolidated statements of operations at an average cost per gold ounce sold.

Materials and supplies

Materials and supplies are valued at the lower of average cost or net realizable value. Cost includes applicable taxes and freight.

Fair value measurements

Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements, defines fair value and establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis;

Level 2 – Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and

Level 3 – Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Certain financial instruments, including Cash, Restricted cash, Accounts receivable, Prepaids and other, Accounts payable, and Other liabilities, current are carried at cost, which approximates their fair value due to the short-term nature of these instruments.  See Note 18 - Fair Value Measurements for additional information.

Plant, equipment, and mine development, net

Expenditures for new facilities and equipment, and expenditures that extend the useful lives or increase the capacity of existing facilities or equipment are capitalized and recorded at cost. Such costs are depreciated using either the straight-line method over the estimated productive lives of such assets or the units-of-production method (when actively operating) at rates sufficient to depreciate such costs over the estimated proven and probable reserves as gold ounces are recovered. See Note 7 – Plant, Equipment, and Mine Development, Net for additional information.

Mine development

Mine development costs include the cost of engineering and metallurgical studies, drilling and assaying costs to delineate an ore body, environmental costs, and the building of infrastructure. Additionally, interest is capitalized to mine development until such assets are ready for their intended use. Any of the above costs incurred before mineralization is classified as proven and probable reserves are expensed. During the second half of 2019, the Company established proven and probable mineral reserves.

HYCROFT MINING HOLDING CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

Drilling, engineering, metallurgical, and other related costs are capitalized for an ore body where proven and probable reserves exist and the activities are directed at obtaining additional information on the ore body, converting non-reserve mineralization to proven and probable mineral reserves, infrastructure planning, or supporting the environmental impact statement. All other drilling costs are expensed as incurred. Drilling costs incurred during the production phase for operational ore control are allocated to production-related inventories to be included as a component of Total cost of sales on the condensed consolidated statements of operations.

Mine development costs are amortized using the units-of-production method based upon estimated recoverable ounces in proven and probable mineral reserves. To the extent such capitalized costs benefit an entire ore body, they are amortized over the estimated life of that ore body. Capitalized costs that benefit specific ore blocks or areas are amortized over the estimated life of that specific ore block or area. Recoverable ounces are determined by the Company based upon its proven and probable mineral reserves and estimated metal recoveries associated with those mineral reserves.

Equipment not in use

From time to time the Company may determine that certain of its property and equipment no longer fit into its strategic operating plans and commence activities to sell such identified assets. The Company evaluates equipment not in use for held-for-sale classification in accordance with ASC Topic 360 Property, Plant, and Equipment ("ASC 360"). If property and equipment do not meet the held-for-sale criteria in ASC 360, but have been taken out of service for sale or were never placed into service, the costs of such assets are included in Other assets, non-current.  In accordance with its impairment policy, the Company reviews and evaluates its equipment not in use for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. For comparative purposes, prior year amounts related to equipment not in use have been reclassified to conform with the current year presentation.

Impairment of long-lived assets

The Company’s long-lived assets consist of plant, equipment, and mine development. The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Events that may trigger a test for recoverability include, but are not limited to, significant adverse changes to projected revenues, costs, or future expansion plans or changes to federal and state regulations (with which the Company must comply) that may adversely impact the Company’s current or future operations. An impairment is determined to exist if the total projected future cash flows on an undiscounted basis are less than the carrying amount of a long-lived asset group. An impairment loss is measured and recorded based on the excess carrying value of the impaired long-lived asset group over fair value.

To determine fair value, the Company uses a discounted cash flow model based on quantities of estimated recoverable minerals and incorporates projections and probabilities involving metal prices (considering current and historical prices, price trends, and related factors), production levels, operating and production costs, and the timing and capital costs of expansion and sustaining projects, all of which are based on life-of-mine plans. The term “recoverable minerals” refers to the estimated amount of gold and silver that will be sold after taking into account losses during ore processing and treatment. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. The Company’s estimates of future cash flows are based on numerous assumptions, which are consistent or reasonable in relation to internal budgets and projections, and actual future cash flows may be significantly different than the estimates, as actual future quantities of recoverable gold and silver, metal prices, operating and production costs, and the timing and capital costs of expansion and sustaining projects are each subject to significant risks and uncertainties. See Note 7 – Plant, Equipment, and Mine Development, Net for additional information.

During the three months ended June 30, 2020, the Company determined a triggering event had occurred, as it has been unsuccessful in achieving its operating and production costs targets. As a result, the Company performed a recoverability test at June 30, 2020, and no impairments were recorded.

Mineral properties

Mineral properties are tangible assets recorded at cost and include royalty interests, asset retirement costs, and land and mineral rights to explore and extract minerals from properties. Once a property is in the production phase, mineral property costs are amortized using the units-of-production method based upon the estimated recoverable gold ounces in proven and probable reserves at such properties. Costs to maintain mineral properties are expensed in the period they are incurred. As of June 30, 2020 and December 31, 2019, there was no recorded amounts for mineral properties as such values had been written-down to $0 in previous periods.

HYCROFT MINING HOLDING CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

Asset retirement obligation

The Company’s mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. The Company’s asset retirement obligation (“ARO”), consisting of estimated future mine reclamation and closure costs, may increase or decrease significantly in the future as a result of changes in regulations, mine plans, estimates, or other factors. The Company’s ARO relates to its operating property, the Hycroft Mine, and was recognized as a liability at fair value in the period incurred. An ARO, which is initially estimated based on discounted cash flow estimates, is accreted to full value over time through charges to Accretion in the condensed consolidated statements of operations. Resultant ARO cost assets (recorded in Mineral properties on the condensed consolidated balance sheets) are depreciated on a straight-line method over the related long-lived asset’s useful life. The Company’s ARO is adjusted annually, or more frequently if necessary, to reflect changes in the estimated present value resulting from revisions to the timing or amount of reclamation and closure costs.

Royalty obligation

The Company's royalty obligation is carried at amortized cost with reductions calculated by dividing actual gold and silver production by the estimated total life-of-mine production from proven and probable mineral reserves. Any updates to proven and probable mineral reserves or the estimated life-of-mine production profile would result in prospective adjustments to the amortization calculation used to reduce the carrying value of the royalty obligation. Amortization reductions to the royalty obligation are recorded to Production costs which is a component of Cost of sales. A portion of the Company’s royalty obligation is classified as current based upon the estimated gold and silver expected to be produced over the next 12 months, using the current mine plan, and current proven and probable mineral reserves. The royalty obligation and its embedded features do not meet the requirements for derivative accounting.

Derivative instruments

The Company recognizes all derivatives as either assets or liabilities and measures those instruments at fair value. Changes in the fair value of derivative instruments, together with any gains or losses on derivative settlements and transactions, are recorded in earnings to Fair value adjustments in the period in which they occur. In estimating the fair value of derivative instruments, the Company is required to apply judgments and make assumptions that impact the amount recorded for such derivative instruments. The Company does not hold derivative instruments for trading purposes.

As of June 30, 2020, the Company’s only recorded derivative was for warrants (see Note 18 - Fair Value Measurements for additional detail).

Revenue recognition

The Company recognizes revenue for gold and silver sales when it satisfies the performance obligation of transferring inventory to the customer, which generally occurs when the refiner notifies the customer that gold has been credited or irrevocably pledged to their account at which point the customer obtains the ability to direct the use and obtain substantially all of the remaining benefits of ownership of the asset. The transaction amount is determined based on the agreed upon sales prices and the number of ounces delivered. Concurrently, the payment date is agreed upon, which is usually within one week. The majority of sales are in the form of doré bars, but the Company also sells loaded carbon and slag, a by-product. All sales are final.

Stock-based compensation

Stock-based compensation costs for eligible employees are measured at fair value on the date of grant. Stock-based compensation costs are charged to General and administrative on the condensed consolidated statements of operations over the requisite service period. The fair value of awards is determined using the stock price on either the date of grant (if subject only to service conditions) or the date that the Compensation Committee of the Board of Directors establishes applicable performance targets (if subject to performance conditions). The Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods through the final vesting date. See Note 14 - Stock-Based Compensation for additional information.

HYCROFT MINING HOLDING CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

Phantom shares

Non-employee members of Seller’s board of directors received phantom shares of stock pursuant to a Non-Employee Director Phantom Stock Plan. For grants issued during the years ended 2015 and 2016, the cash payment was equal to the fair market value of one share of common stock of Seller at the date of payment. Under the grant agreements, each phantom share vested on the date of grant and entitled the participant to a cash payment. For grants issued during 2020, 2019 and 2018, the cash payment was equal to the greater of the (1) grant date value, and (2) the fair market value of one share of common stock of Seller at the date of payment. All phantom shares issued by Seller were terminated and paid in connection with the Recapitalization Transaction. See  Note 14 - Stock-Based  Compensation and  Note 18 – Fair Value Measurements for additional information.

Reorganization items

On March 10, 2015, a predecessor of the Company filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). Expenses directly associated with finalizing the Chapter 11 cases before the Bankruptcy Court are reported as Reorganization items in the condensed consolidated statements of operations.

Income taxes

The Company accounts for income taxes using the liability method, recognizing certain temporary differences between the financial reporting basis of the Company’s liabilities and assets and the related income tax basis for such liabilities and assets. This method generates either a net deferred income tax liability or asset for the Company, as measured by the statutory tax rates in effect at the anticipated time of reversal. The Company derives its deferred income tax provision or benefit by recording the change in either the net deferred income tax liability or asset balance for the year. See Note 15 – Income Taxes for additional information.

The Company’s deferred income tax assets include certain future tax benefits. The Company records a valuation allowance against any portion of those deferred income tax assets when it believes, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized. Evidence evaluated includes past operating results, forecasted earnings, estimated future taxable income, and prudent and feasible tax planning strategies. The assumptions utilized in determining future taxable income require significant judgment and are consistent with the plans and estimates used to manage the underlying business.

As necessary, the Company also provides reserves against the benefits of uncertain tax positions taken on its tax filings. The necessity for and amount of a reserve is established by determining, based on the weight of available evidence, the amount of benefit which is more likely than not to be sustained upon audit for each uncertain tax position. The difference, if any, between the full benefit recorded on the tax return and the amount more likely than not to be sustained is recorded as a liability on the Company’s condensed consolidated balance sheets unless the additional tax expense that would result from the disallowance of the tax position can be offset by a net operating loss, a similar tax loss, or a tax credit carryforward. In that case, the reserve is recorded as a reduction to the deferred tax asset associated with the applicable net operating loss, similar tax loss, or tax credit carryforward.

Recently issued accounting pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. In October 2019, the FASB issued ASU No. 2019-10 that amended the effective date of this ASU for non-public entities such that the new standard is effective for fiscal years and interim periods beginning after December 15, 2020. As the Company qualifies as an emerging growth company, the Company plans to take advantage of the deferred effective date afforded to non-public entities. A modified retrospective transition approach is required to either the beginning of the earliest period presented or the beginning of the year of adoption. We have compiled our leases and are in the process of estimating the impact of adopting this ASU.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurements (“ASU 2018-13”), which amends the disclosure requirements for fair value measurements in Topic 820 based on the considerations of costs and benefits. Under ASU 2018-13, certain disclosures were eliminated, while others were modified and there were some additions. The Company's adoption of ASU 2018-13 on January 1, 2020 did not materially affect its financial statement disclosures.

HYCROFT MINING HOLDING CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

3. Recapitalization Transaction

Recapitalization Transaction

On May 29, 2020, the Company, formerly known as Mudrick Capital Acquisition Corporation (“MUDS”) and now known and referred to herein as HYMC, consummated a business combination transaction (the “Recapitalization Transaction”) as contemplated by a purchase agreement dated January 13, 2020, as amended on February 26, 2020 (the “Purchase Agreement”), by and among the Company, MUDS Acquisition Sub, Inc. (“Acquisition Sub”) and Hycroft Mining Corporation (“Seller”). Pursuant to the Purchase Agreement, Acquisition Sub acquired all of the issued and outstanding equity interests of the direct subsidiaries of Seller and substantially all of the other assets of Seller and assumed substantially all of the liabilities of Seller.  In conjunction with the Recapitalization Transaction, Seller’s indebtedness existing prior to the Recapitalization Transaction was either repaid, exchanged for indebtedness of HYMC, exchanged for shares of HYMC common stock or converted into shares of Seller common stock, and the Company’s post-Recapitalization Transaction indebtedness included amounts drawn under the Sprott Credit Agreement and the assumption of the newly issued Subordinated Notes (as such are defined herein).  Upon closing of the Recapitalization Transaction, the Company’s unrestricted cash available for use totaled $68.9 million, the number of shares of HYMC common stock issued and outstanding totaled 50,160,042. In addition, the Company had 34,289,999 outstanding warrants to purchase an equal number of shares of HYMC common stock at $11.50 per share and 12,721,623 warrants to purchase 3,210,213 shares of HYMC common stock at a price of $44.82 per share.

Prior to the Recapitalization Transaction, MUDS was a blank check special purpose acquisition corporation (“SPAC”) with no business operations and prior to the Recapitalization Transaction on May 29, 2020 had assets and liabilities consisting primarily of $10.4 million of cash and $8.9 million of liabilities for accounts payable, accrued expenses, and deferred underwriting fees. As described in Note 2 - Summary of Significant Accounting Policies, the Company accounted for the Recapitalization Transaction as a reverse recapitalization in which the Company’s financial statements reflect a continuation of Seller.

The material financial effects and actions arising from the Recapitalization Transaction, which are described in detail elsewhere in these financial statements, were as follows (the defined terms that follow are included elsewhere in these financial statements):

Common stock and warrant transactions

a.

The Company issued, in a private placement transaction, an aggregate of 7.6 million shares of HYMC common stock and 3.25 million warrants to purchase shares of HYMC common stock at a price of $10.00 per share for aggregate gross cash proceeds of $76.0 million.

b.

Pursuant to a forward purchase contract, the Company issued 3.125 million shares of HYMC common stock and 2.5 million warrants to purchase shares of HYMC common stock having substantially the same terms as the private placement warrants for gross cash proceeds of $25.0 million.  The Company also converted 5.2 million shares of MUDS Class B common stock into the same number of shares of HYMC common stock, of which 3.5 million shares were surrendered to Seller as transaction consideration.

c.

The Company received $10.4 million of cash proceeds from the SPAC trust associated with the 1.2 million shares of MUDS Class A common stock which were not redeemed by MUDS public stockholders.  Additionally, the Company has 28.5 million warrants to purchase shares of HYMC common stock at a price of $11.50 per share which were issued to MUDS public stockholders at the time of the SPAC’s initial public offering (see Note 12 – Stockholders' Equity).

d.

The Company assumed the obligations with respect to 12.7 million Seller Warrants (as defined herein), which Seller Warrants became exercisable to purchase shares of HYMC common stock at an exercise price as of July 1, 2020, of $44.82 per share (see Note 12 – Stockholders' Equity).  As of July 1, 2020, each Seller Warrant was exercisable into approximately 0.2523 shares of HYMC common stock for a total of 3,210,213 shares of HYMC Common Stock.

HYCROFT MINING HOLDING CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

Seller’s pre-Recapitalization Transaction indebtedness

a.	Seller’s $125.5 million First Lien Agreement with the Bank of Nova Scotia, as agent, and $6.9 million Promissory Note plus accrued and unpaid interest were repaid with cash (see Note 9 - Debt, Net).

b.

$48.5 million of Seller’s 1.25 Lien Notes were exchanged, and subsequently cancelled, for 4.85 million shares of HYMC common stock and the remaining $80.0 million of Seller’s 1.25 Lien Notes were exchanged for $80.0 million in aggregate principal of new Subordinated Notes of the Company (see Note 9 - Debt, Net).

c.

After giving effect to the 1.5 Lien Notes’ 110% repurchase feature, $145.7 million of Seller’s 1.5 Lien Notes plus accrued and unpaid interest were exchanged, and subsequently cancelled, for 16.0 million shares of HYMC common stock (see Note 9 - Debt, Net).

d.

Prior to close, a total of $221.3 million of Seller’s 2.0 Lien Notes were converted into 132.8 million shares of Seller common stock and, together with the existing 2.9 million shares of Seller’s common stock issued and outstanding, received transaction consideration of 15.1 million shares of HYMC common stock distributed by Seller, including 3.5 million surrendered shares received by Seller from MUDS (see Note 9 - Debt, Net).  The consideration initially received by Seller was promptly distributed to the its stockholders on a pro rata basis pursuant to Hycroft Mining Corporation’s plan of dissolution.

Sprott entity transactions

a.

The Company assumed the amended Sprott Credit Agreement and was advanced $70.0 million of cash, subject to an original issue discount of 2.0% (see Note 9 - Debt, Net).  Pursuant to the Sprott Credit Agreement, the Company issued 0.5 million shares of HYMC common stock to the Lender, which was equal to 1.0% of the Company’s post-closing shares of HYMC common stock issued and outstanding.

b.

The Company entered into the Sprott Royalty Agreement, pursuant to which the Company received $30.0 million of cash proceeds and incurred a 1.5% net smelter royalty payment obligation, payable monthly, relating to the Hycroft Mine’s monthly production (see Note 10 – Royalty Obligation).

Other items

a.	Seller retained a reserve of $2.3 million in cash for use in the dissolution of Hycroft Mining Corporation.

b.

A $2.5 million cash payment was made and 0.04 million shares of HYMC common stock were issued to the Company’s underwriter, Cantor Fitzgerald & Co. (“Cantor”), pursuant to an underwriting agreement. Additionally, a $2.0 million payment was made to Cantor at closing in connection with shares of HYMC common stock held by Cantor which were not redeemed from the SPAC trust balance prior to closing.

c.	The Company remitted $1.8 million of cash to holders of Seller’s deferred phantom units (see Note 18 – Fair Value Measurements) and paid $7.4 million of cash for additional transaction costs.

HYCROFT MINING HOLDING CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

Upon closing of the Recapitalization Transaction and after giving effect to the terms of the business combination, the former holders of Seller’s indebtedness and common stock, including affiliated entities of such former holders, owned approximately 96.5% of the issued and outstanding HYMC common stock. The following table summarizes the ownership of the Company’s common stock issued and outstanding upon closing of the Recapitalization Transaction:

	Shares	Ownership %
Former Seller stockholders and affiliated entities	48,421,309	96.5%
Former MUDS public stockholders(1)	1,197,704	2.4%
Lender to Sprott Credit Agreement	496,634	1.0%
Cantor Fitzgerald & Co.	44,395	0.1%
Total shares issued and outstanding	50,160,042	100.0%

(1)   Includes 200,000 shares held by Cantor.

4. Inventories

The following table provides the components of inventories and the estimated recoverable gold ounces therein (in thousands, except ounces):

	June 30, 2020		December 31, 2019
	Amount	Gold Ounces	Amount	Gold Ounces
Materials and supplies	$5,043	-	$2,559	-
Merrill-Crowe in process	410	226	1,004	691
Carbon column in-process	2,209	1,397	478	474
Doré finished goods	1,641	885	412	278
Total	$9,303	2,508	$4,453	1,443

As of June 30, 2020 and December 31, 2019, in-process Inventories included $0.2 million and $0.1 million, respectively, of capitalized depreciation and amortization costs.

The following table summarizes Ore on leach pads and the estimated recoverable gold ounces therein (in thousands, except ounces):

	June 30, 2020		December 31, 2019
	Amount	Gold Ounces	Amount	Gold Ounces
Ore on leach pads	$28,180	17,825	$22,062	17,019

As of June 30, 2020 and December 31, 2019 (including write-downs discussed below), Ore on leach pads included $1.9 million and $1.8 million, respectively, of capitalized depreciation and amortization costs.

Write-down of production inventories

The estimated recoverable gold ounces placed on the leach pads are periodically reconciled by comparing the related ore contents to the actual gold ounces recovered (metallurgical balancing). During the three and six months ended June 30, 2020, based on metallurgical balancing results, the Company determined that 6,512 and 10,492 ounces of gold, respectively, that had been placed on the leach pads were no longer recoverable and wrote-off these ounces. As a result, the Company recognized a Write-down of production inventories on the condensed consolidated statements of operations, which included production costs of $10.2 million and $16.7 million, respectively, and capitalized depreciation and amortization costs of $0.7 million and $1.3 million, respectively. The write-off of these ounces was primarily due to mismanagement of the oxidation process and not properly adjusting variables in the oxidation process for changes in the ore type based on domain. As a result, we determined that we would recover less than planned of the mismanaged sections of the leach pads.

HYCROFT MINING HOLDING CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

Mine site period costs

During the three and six months ended June 30, 2020, the Company incurred $12.9 million and $20.1 million, respectively, of Mine site period costs (inclusive of depreciation and amortization expenses) which did not qualify for allocation to the Company's production-related inventories and, therefore, were expensed as incurred. Such period costs are generally the result of recurring or significant downtime or delays, unusually high levels of repairs, inefficient operations, overuse of processing reagents, or other unusual costs and activities.

5. Prepaids and Other

The following table provides the components of prepaids and other (in thousands):

	June 30,	December 31,
	2020	2019
Prepaids and other
Prepaids	$4,283	$2,109
Deposits	539	539
Total	$4,822	$2,648

Other assets, non-current
Equipment not in use	$19,683	$19,683
Prepaid supplies inventory	885	-
Royalty - advance payment	240	120
Deferred future financing costs	-	5,083
Total	$20,808	$24,886

As of June 30, 2020 and December 31, 2019, equipment not in use in Other assets, non-current included ball mills, SAG mills, and related motors and components, which were purchased some time ago by Company predecessor. During the six months ended June 30, 2020, the Company engaged an international equipment broker to advertise equipment not in use for potential sale.  There is a limited market for the Company's equipment not in use and any potential purchase would likely be subject to technical and commercial due diligence by the purchaser.  The equipment not in use is not classified as held-for-sale as it is uncertain if the Company will sell any of the equipment within one year and, as a result, equipment not in use is included in Other assets, non-current.

The Company has an inventory consignment agreement with a supplier of crusher parts, requiring the supplier to maintain a specified inventory of replacement parts and components that are exclusively for purchase and use at the Hycroft Mine.  As part of the agreement, the Company is required to make certain payments in advance of receiving such consignment inventory at the mine site. The Company records advance payments as prepaid supplies inventory within Other assets, non-current until such inventory is received and amounts are reclassified to Inventories.

6. Restricted Cash

The following table provides the components of restricted cash (in thousands):

	June 30,	December 31,
	2020	2019
Asset retirement obligation surety bonds (collateralized obligation)	$39,631	39,477
First Lien Agreement restricted cash - Note 9	-	3,270
Total	$39,631	$42,747

As of June 30, 2020, the Company's asset retirement obligation was secured with surety bonds totaling $59.9 million, which were partially collateralized by the restricted cash shown above. Restricted cash from the Company's First Lien Agreement was released on May 29, 2020 when such indebtedness was repaid in conjunction with the Recapitalization Transaction (see Note 3 - Recapitalization Transaction).

HYCROFT MINING HOLDING CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

7. Plant, Equipment, and Mine Development, Net

The following table provides the components of plant, equipment, and mine development, net (in thousands):

	Depreciation Life	June 30,	December 31,
	of Method	2020	2019
Process equipment	5 - 13 years	$15,809	$14,770
Leach pads	Units-of-production	17,431	17,419
Buildings and leasehold improvements	10 years	10,507	10,507
Mine equipment	5 - 7 years	4,898	4,716
Vehicles	3 - 5 years	730	136
Furniture and office equipment	7 years	290	129
Mine development	Units-of-production	408	119
Construction in progress and other		13,736	936
		$63,809	$48,732
Less: accumulated depreciation and amortization		(21,537)	(17,208)
Total		$42,272	$31,524

During the six months ended June 30, 2020, new processing equipment was placed into service, construction of the restart leach pads was completed, and construction of a new larger leach pad began, which comprised substantially all of the construction in progress as of June 30, 2020.

8. Other Liabilities

The following table summarizes the components of other liabilities, current and non-current (in thousands):

	June 30,	December 31,
	2020	2019
Other liabilities, current
Other accrued compensation	$1,784	$1,139
Restricted stock units - Note 14	50	1,210
Accrued compensation for phantom shares - Note 18	-	1,590
Total	$1,834	$3,939

Other liabilities, non-current
Seller Warrant liability - Notes 12 and 18	$18	$18
Payroll Tax Liability	135	-
Total	$153	$18

9. Debt, Net

Debt covenants

The Company’s debt agreements contain representations and warranties, events of default, restrictions and limitations, reporting requirements, and covenants that are customary for agreements of these types.

The Sprott Credit Agreement (as defined herein) contains covenants that, among other things, restrict or limit the ability of the Company to enter into encumbrances (other than Permitted Encumbrances), incur indebtedness (other than Permitted Indebtedness), dispose of its assets (other than Permitted Disposals), pay dividends, and purchase or redeem shares, as such terms are defined in the Sprott Credit Agreement. The Sprott Credit Agreement requires the Company to ensure that, at all times, both its Working Capital and Unrestricted Cash is at least $10.0 million, and that at least every six months from May 29, 2020 (or earlier as required per the terms of the Sprott Credit Agreement) it demonstrates its ability to repay and meet all present and future obligations as they become due with a financial Model that uses consensus gold and silver prices discounted by 5.0%, as such terms are defined in the Sprott Credit Agreement. The Subordinated Notes (as defined herein) include customary events of default, including those relating to a failure to pay principal or interest, a breach of a covenant, representation or warranty, a cross-default to other indebtedness, and non-compliance with security documents.

HYCROFT MINING HOLDING CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

As of June 30, 2020, the Company was in compliance with all covenants.

Debt balances

The following table summarizes the components of debt (in thousands):

	June 30,	December 31,
	2020	2019
Debt, net, current:
2.0 Lien Notes	$-	$208,411
1.5 Lien Notes	-	137,050
First Lien Agreement	-	125,468
1.25 Lien Notes	-	77,212
Promissory Note	-	6,773
Less, debt issuance costs	-	(949)
	$-	$553,965
Debt, net, non-current:
Subordinated Notes	$80,711	$-
Sprott Credit Agreement	63,114	-
Less, debt issuance costs	(4,781)	-
	$139,044	$-

As it relates to the $62.3 million initially recorded for the Sprott Credit Agreement on the May 29, 2020 closing of the Recapitalization Transaction, the Company recorded $70.0 million for the stated amount of the borrowing itself, $9.3 million for the additional interest payment obligation, and a $17.0 million discount (inclusive of the $1.4 million original issuance discount) which will be amortized to Interest expense, net using the effective interest method over the term of the Sprott Credit Agreement. As of June 30, 2020, the interest rate charged on the outstanding principal balance of the Sprott Credit Agreement was 8.5%.  Using the closing price of $12.65 per share of common stock on the Recapitalization Transaction date, the Company also recorded $6.3 million to Additional paid-in capital for the 496,634 shares of HYMC common stock issued to the Lender.

Sprott Credit Agreement

On October 4, 2019, the Company, as borrower, certain subsidiaries of the Company, as guarantors, and Sprott Private Resource Lending II (Collector), LP. (“Lender”), as arranger, executed a secured multi-advance term credit facility pursuant to which Lender committed to make, subject to certain conditions set forth therein, term loans in an aggregate principal amount up to $110.0 million. On May 29, 2020, the Company entered into the Amended and Restated Credit Agreement (the “Sprott Credit Agreement”) to update the conditions precedent and effect certain other changes to conform to the details of the business combination. On May 29, 2020, at the consummation of the business combination, the Company borrowed $70.0 million under the Sprott Credit Agreement, which was equal to the amount available under the first and second tranches, and issued to Lender 496,634 shares of HYMC common stock, which was equal to 1.0% of the Company’s post-closing shares of common stock outstanding. The Company paid an original issuance discount equal to 2.0% ($1.4 million) of the amount borrowed. The Company does not believe it is currently able to borrow under the third and final $40.0 million tranche of the Sprott Credit Agreement due to its inability to satisfy applicable conditions and production milestones required by certain conditions precedent to borrowing.

Advances under the Sprott Credit Agreement bear interest monthly at a floating rate equal to 7.0% plus the greater of (i) US Dollar three-month LIBOR and (ii) 1.5%, per annum, accruing daily and compounded monthly. For a period of twelve (12) months following the May 29, 2020 initial advance date, no cash payments of interest or principal will be due, with 100% of interest accruing and being capitalized on a monthly basis to the outstanding principal balance of the Sprott Credit Agreement. Additionally, for each three-month period commencing on February 28, 2021 and ending on the maturity date, the Company shall pay Lender additional interest on the last business day of such three-month period, calculated according to a formula set forth in the Sprott Credit Agreement and currently equal to $0.5 million per quarter ($9.3 million in total over the life of the Sprott Credit Agreement). Upon the prepayment of the entire Sprott Credit Agreement, all remaining additional interest payments and all remaining and yet unpaid additional interest must be prepaid as well.

HYCROFT MINING HOLDING CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

The Company is required to make principal repayments beginning on August 31, 2021 and on the last business day of each calendar quarter thereafter. The first four (4) principal repayments are equal to two and one-half percent (2.5%) of the outstanding principal amount of the Sprott Credit Agreement on May 31, 2021 (including all capitalized interest thereon, if any, but excluding the principal repayment then due). All subsequent principal repayments are equal to seven and one-half (7.5%) of the outstanding principal amount of the Sprott Credit Agreement on May 31, 2021 (including all capitalized interest thereon, if any, but excluding the principal repayment then due). The entire outstanding balance of the Sprott Credit Agreement, together with all unpaid interest and fees (including all capitalized interest, if any), is due on the day that is five years from the last day of the month of the initial closing date, which shall be no later than May 31, 2025, the maturity date. The Company reviewed the features of the Sprott Credit Agreement for embedded derivatives, and determined no such instruments exist.

The Sprott Credit Agreement may be repaid in whole or in part, at any time prior to the maturity date. Each prepayment or cancellation of the Sprott Credit Agreement (including capitalized interest, if any), whether in whole or in part, voluntarily or mandatory, subject to certain exceptions, that occurs on or prior to the fourth anniversary of the date of the initial advance is subject to a prepayment premium between 3.0% and 5.0%.  The obligations of the Company under the Sprott Credit Agreement are guaranteed by Credit Parties and secured by a lien on all properties and assets now owned, leased or hereafter acquired or leased by any Credit Party, as such terms are defined and further detailed in the Sprott Credit Agreement.

Subordinated Notes

In connection with the business combination and pursuant to a 1.25 Lien Exchange Agreement, on May 29, 2020, the Company assumed $80.0 million in aggregate principal amount of Seller’s 1.25 Lien Notes that were exchanged as part of the Recapitalization Transaction (the Subordinated Notes”). The Subordinated Notes are secured and subordinate in priority to the obligations under the Sprott Credit Agreement. The Subordinated Notes bear interest at a rate of 10.0% per annum, payable in kind on a quarterly basis. The principal on the New Subordinated Notes is due December 1, 2025.

2.0 Lien Notes

As discussed in Note 3 - Recapitalization Transaction, on May 29, 2020, $221.3 million of 2.0 Lien Notes were converted into shares of Seller common stock which, along with all of Seller's other stockholders, as part of Sellers's plan of dissolution, received a pro rata distribution of HYMC common stock from Seller that was received by Seller as consideration from MUDS. The Company recorded a $74.6 million gain recorded directly to retained earnings upon Seller's distribution of 14,817,256 shares of HYMC common stock to Seller's former 2.0 Lien Note holders, which represented the difference between the carrying value of the 2.0 Lien Notes and the value of the HYMC common stock received as consideration by Seller's former 2.0 Lien Note holders. The 2.0 Lien Notes bore interest at a rate of 15.0% per annum, payable in-kind on a quarterly basis, through the issuance of additional 2.0 Lien Notes. The 2.0 Lien Notes were converted into Seller common stock at a conversion price of $1.67 per share. While outstanding, the obligations under the 2.0 Lien Notes and the guarantees by the guarantors in respect thereof were secured by liens on substantially all assets of the Company and the guarantors, subject to the priority of the liens that secured the obligations under the First Lien Agreement, the 1.25 Lien Notes and the 1.5 Lien Notes.

1.5 Lien Notes

As discussed in Note 3 - Recapitalization Transaction, on May 29, 2020, after giving effect to the 1.5 Lien Notes’ 110.0% repurchase feature, $145.7 million of Seller’s 1.5 Lien Notes plus accrued and unpaid interest were exchanged, and subsequently cancelled, for 16,025,316 shares of HYMC common stock. The Company recorded a $14.6 million loss directly to retained earnings upon such exchange, which represented 10.0% of the $145.7 million aggregate principal amount of 1.5 Lien Notes balance at the time of exchange. While outstanding, the 1.5 Lien Notes bore interest at a rate of 15.0% per annum, which was payable in-kind on a quarterly basis, through the issuance of additional 1.5 Lien Notes. While outstanding, the obligations under the 1.5 Lien Notes and the guarantees by the guarantors in respect thereof were secured by liens on substantially all assets of Seller and the guarantors, subject to the priority of the liens that secured the obligations of the First Lien Agreement and the 1.25 Lien Notes but superior in priority to the liens that secured the obligations of the 2.0 Lien Notes and the unsecured obligations of Seller.

1.25 Lien Notes

As discussed in Note 3 - Recapitalization Transaction, on May 29, 2020, $48.5 million in aggregate principal amount of Seller’s 1.25 Lien Notes, which bore interest at 15.0% per annum, payable in-kind, were exchanged, and subsequently cancelled, for 4,845,920 shares of HYMC common stock and the remaining $80.0 million aggregate principal amount of Seller’s 1.25 Lien Notes were exchanged for $80.0 million in aggregate principal amount of new Subordinated Notes that were assumed in the Recapitalization Transaction by the Company bearing interest at a rate of 10.0% per annum, payable-in-kind. The 1.25 Lien Notes bore interest at a rate of 15.0% per annum, which was payable in-kind on a quarterly basis, through the issuance of additional 1.25 Lien Notes. While outstanding, the obligations under the 1.25 Lien Notes and the guarantees by the guarantors in respect thereof were secured by liens on substantially all assets of Seller and the guarantors, subject to the priority of the liens that secured the obligations of the First Lien Agreement but superior in priority to the liens that secured the obligations of the 1.5 Lien Notes, the 2.0 Lien Notes and the unsecured obligations of Seller.

HYCROFT MINING HOLDING CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

First Lien Agreement

As discussed in Note 3 - Recapitalization Transaction, on May 29, 2020, $125.5 million of outstanding principal under the First Lien Agreement with the Bank of Nova Scotia as agent, plus accrued interest, was repaid. Most recently, from January 31, 2020 through the repayment date, the First Lien Agreement bore interest at either LIBOR plus 7.5% or an Alternate Base Rate Canada plus 7.5%, as such terms were defined in the First Lien Agreement. The repayment of the First Lien Agreement and other obligations under the First Lien Agreement were guaranteed by all of the direct and indirect domestic subsidiaries of Seller. While outstanding, the obligations under the First Lien Agreement, the guarantees by the guarantors in respect thereof were secured by liens on substantially all of the assets of the Company and its subsidiaries. Upon repayment of the First Lien Agreement, $3.3 million of restricted cash was released to the Company (see Note 6 - Restricted Cash).

Promissory Note

As discussed in Note 3 - Recapitalization Transaction, on May 29, 2020, a $6.9 million Promissory Note was repaid, the obligation of which related to a 2014 settlement with vendor of a predecessor of Seller.

Interest expense, net

The following table summarizes the components of recorded interest expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
2.0 Lien Notes	$5,085	$6,997	$12,901	$13,743
1.5 Lien Notes	3,496	4,601	8,635	9,034
1.25 Lien Notes	2,866	852	6,218	1,130
First Lien Agreement	1,708	2,547	4,575	5,058
Sprott Credit Agreement	796	-	796	-
Subordinated Notes	711	-	711	-
Amortization of debt issuance costs	635	503	1,307	1,002
Promissory Note	57	413	142	489
Capitalized interest	(290)	(272)	(334)	(417)
Other interest expense	8	-	8	-
	$15,072	$15,641	$34,959	$30,039

The Company capitalizes interest to Plant, equipment, and mine development, net on the condensed consolidated balance sheets for construction projects in accordance with ASC Topic 835, Interest. Except for the First Lien Agreement and other interest expense, amounts shown in the table above represent non-cash interest expense charges.

10. Royalty Obligation

On May 29, 2020, the closing date of the Recapitalization Transaction, the Company and Sprott Private Resource Lending II (Co) Inc. (the “Payee”) entered into a royalty agreement with respect to the Hycroft Mine (the “Sprott Royalty Agreement”) in which Payee paid to the Company cash consideration in the amount of $30.0 million, for which the Company granted to Payee a perpetual royalty equal to 1.5% of the net smelter returns from its Hycroft Mine, payable monthly. Net Smelter Returns for any given month are calculated as Monthly Production multiplied by the Monthly Average Gold Price and the Monthly Average Silver Price, minus Allowable Deductions, as such terms are defined in the Sprott Royalty Agreement.

The Company has the right to repurchase up to 33.3% (0.5% of the 1.5% royalty) of the royalty on each of the first and second anniversaries from May 29, 2020. The Sprott Royalty Agreement is secured by a first priority lien on certain property of the Hycroft Mine, including (1) all land and mineral claims, leases, interests, and rights; (2) water rights, wells, and related infrastructure; and (3) stockpiles, buildings, structures, and facilities affixed to, or situated on, the Hycroft Mine, which ranks senior to security interests and liens granted pursuant to the Sprott Credit Agreement. In addition to the terms generally described above, the Sprott Royalty Agreement contains other terms and conditions commonly contained in royalty agreements of this nature.

During both the three and six months ended June 30, 2020, the Company recorded amortization of the royalty obligation of  approximately $5,300. As of June 30, 2020, $0.3 million of the royalty obligation was recorded as a current liability based upon the estimated gold and silver expected to be produced over the next 12 months, using the current mine plan, and current proven and probable mineral reserves.

HYCROFT MINING HOLDING CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

11. Asset Retirement Obligation

The following table summarizes changes in the Company’s ARO (in thousands):

	2020	2019
Balance at January 1,	$4,374	$5,832
Accretion expense	187	211
Balance at June 30,	$4,561	$6,043

12. Stockholders' Equity

Following the May 29, 2020 Recapitalization Transaction, as of June 30, 2020, the total number of shares of all classes of capital stock which we have authority to issue is 410,000,000, of which 400,000,000 are common stock, par value $0.0001 per share, and 10,000,000 are preferred stock par value $0.0001 per share. The designations and the powers, privileges and rights, and the qualifications, limitations or restrictions thereof in respect to each of our class of capital stock are discussed below.

Common stock

As of June 30, 2020, there were 50,160,042 shares of common stock issued and outstanding.  Each holder of common stock is entitled to one vote for each share of common stock held by such holder. The holders of common stock are entitled to the payment of dividends and other distributions as may be declared from time to time by the Board in accordance with applicable law and to receive other distributions from the Company.  Subject to the terms of the Recapitalization Transaction and as of May 29, 2020, certain new and existing holders of common stock of the Company, are subject to a lock-up periods, which ranged from six to twelve months or were dependent on the Company's filing of a registration statement, deemed effective by the SEC.

Preferred stock

As of June 30, 2020, there were no shares of preferred stock issued and outstanding.

Dividend policy

The Company’s credit facility under the Sprott Credit Agreement contains provisions that restrict its ability to pay dividends. For additional information see Note 9 - Debt, Net.

Warrants

As described below, the Company had a total of 47,011,622 warrants outstanding as of June 30, 2020.

Five-year Public Warrants

The Company has 34,289,999 publicly-traded warrants outstanding which entitle holders to purchase one share of HYMC common stock at an exercise price of $11.50 per share for a period of five years from the May 29, 2020 Recapitalization Transaction. The Company has certain abilities to call such warrants if the last reported sale price of HYMC common stock equals or exceeds $18.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading day period.  See Note 3 - Recapitalization Transaction for additional details on transactions to which these warrants were issued.

HYCROFT MINING HOLDING CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

Seller Warrants

As part of the Recapitalization Transaction, the Company assumed the obligations and liabilities under that certain warrant agreement, dated as of October 22, 2015, by and between Seller and Computershare Inc., a Delaware corporation, and its wholly-owned subsidiary Computershare Trust Company, N.A., a federally chartered trust company, collectively as initial warrant agent; and Continental Stock Transfer & Trust Company, LLC was named as the successor warrant agent (the “Seller Warrant Agreement”).  Pursuant to the assumption of the Seller Warrant Agreement, the warrants issued thereunder (the “Seller Warrants”) became exercisable into shares of HYMC common stock.  As of the consummation of the Recapitalization Transaction, 3,210,213 shares of common stock may be issued upon exercise of Seller Warrants at an exercise price, determined as of July 1, 2020 pursuant to the Seller Warrant Agreement of $44.82 per share upon the exercise of 12,721,623 Seller Warrants, each currently exercisable into approximately 0.2523 shares of common stock, which exercise price and number of shares may fluctuate under the terms of the Seller Warrant Agreement. Seller Warrants have a seven-year term that expires in October 2022.

13. Revenues

The table below is a summary of the Company’s gold and silver sales (in thousands, except ounces sold):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
		Ounces		Ounces		Ounces		Ounces
	Amount	Sold	Amount	Sold	Amount	Sold	Amount	Sold
Gold sales	$7,284	4,237	$-	-	$17,612	10,797	$-	-
Silver sales	352	21,331	-	-	1,148	70,703	-	-
Total	$7,636		$-		$18,760		$-

During the second quarter of 2019, the Company began actively operating the Hycroft Mine, but no ounces of gold or silver were sold. While the Company is not obligated to sell all of its gold and silver to one customer, the vast majority of gold and silver sales during 2020 were to the same customer.  During the first six months of 2020, approximately 95.1% of revenue was attributable to sales to one customer.

14. Stock-Based Compensation

Performance and Incentive Pay Plan

The Company's Performance and Incentive Pay Plan (the “PIPP”), which was approved on February 20, 2019 and amended on May 29, 2020 in connection with the Recapitalization Transaction, is a stock-based compensation plan to attract, retain and motivate employees and directors while directly linking incentives to increases in stockholder value. Terms and conditions (including performance-based vesting criteria) of awards granted under the PIPP are established by the Board of Directors or the Compensation Committee of the Board of Directors, who administer the PIPP.  Awards may be granted in a variety of forms, including restricted stock, restricted stock units, stock options, stock appreciation rights, performance awards, and other stock-based awards. The number of shares of common stock made available for award under the PIPP is equal to 5.0% of the issued and outstanding shares of HYMC common stock immediately after the close of the Recapitalization Transaction, or 2,508,002 shares.

As of June 30, 2020, all awards granted under the PIPP were in the form of restricted stock units to employees of the Company. Restricted stock units granted under the PIPP without performance-based vesting criteria typically vest in equal annual installments over two or three years. Awards granted with performance-based vesting criteria typically vest in annual installments over two or three years subject to the achievement of certain financial and operating results of the Company.

HYCROFT MINING HOLDING CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

For restricted stock units granted in the first quarter of 2019, a price per share was not determined as of the grant date. The number of shares of common stock of the Company to be granted and issued upon vesting is to be calculated on the vesting date, which can be the closing date of the Recapitalization Transaction, June 1, 2020, or the second and third anniversary of the date of the grant or the annual date the compensation committee determines the achievement of the corporate performance targets. In connection with the closing of the Recapitalization Transaction on May 29, 2020, 78,565 restricted stock units, which were granted in 2019, vested at an average price of $12.65 per share, the closing price of HYMC common stock on the date of the Recapitalization Transaction, for a total fair value of $1.0 million. Additionally, on June 1, 2020, 70,238 restricted stock units vested at an average price of $11.50 per share, the closing price of HYMC common stock on such vesting date, for a total fair value of $0.8 million. During the three months ended June 30, 2020, the Company reclassified $1.8 million from Other liabilities, current to Additional paid-in capital for the restricted stock units that vested; however, shares of common stock for such awards have not yet been issued but will be upon the Conversion Date, as defined in the grant agreements. As of June 30, 2020, all outstanding and unvested restricted stock vests through March 2022 and is included in Other liabilities, current on the condensed consolidated balance sheets.

The fair value of restricted stock units is recognized as expense over the vesting period. During the three and six months ended June 30, 2020, the Company recognized $0.2 million and $0.6 million, respectively, in stock-based compensation cost related to previously granted restricted stock units. During the three and six months ended June 30, 2019, the Company recognized $0.3 million and $0.5 million, respectively, in stock-based compensation cost related to the issuance of the restricted stock units.

Non-Employee Director Phantom Stock Plan

Non-executive members of Seller's Board of Director's received phantom shares pursuant to the Hycroft Mining Corporation Non-Employee Director Phantom Stock Plan (the “Phantom Plan”) as part of their annual compensation pursuant to phantom stock award agreements. For grants issued during the years ended 2015 and 2016, the cash payment was equal to the fair market value of one share of common stock of Seller at the date of payment. Under the grant agreements, each phantom share vested on the date of grant and entitled the participant to a cash payment. For grants issued during 2020, 2019 and 2018, the cash payment was equal to the greater of the (1) grant date value, and (2) the fair market value of one share of common stock of Seller at the date of payment. The cash payments were to be made to participants upon certain Payment Events, as such term is defined in the Phantom Plan, which was triggered by the closing of the Recapitalization Transaction. In connection with the closing of the Recapitalization Transaction, a $1.8 million cash payment was made to the participants to satisfy the 1,237,500 phantom shares that were vested and outstanding.

During the six months ended June 30, 2020 and 2019, non-employee members of Seller’s board of directors were granted a total of 157,500 and 315,000 phantom shares of stock, respectively, which vested upon grant. During the six months ended June 30, 2020 and 2019, the Company recorded $0.2 million and $0.5 million, respectively, in compensation expense related to the vesting of the phantom shares granted during each respective period, which are included in General and administrative on the condensed consolidated statements of operations. Historically, the Company included amounts for outstanding phantom awards at fair value within Other liabilities, current (see Note 18 – Fair Value Measurements for additional information).

15. Income Taxes

For the three and six months ended June 30, 2020 and 2019, the Company recorded no income tax benefit or expense based upon the estimated annual effective tax rate of 0.0% for each period. The estimated annual effective tax rate for each period was driven by year-to-date net losses for each period along with the expectation of continued losses for the remainder of the years. The gain related to the Recapitalization Transaction was excluded from the estimated annual effective tax rate calculation for the 2020 period as it is considered a discrete item. The Company reversed a portion of the valuation allowance based on the net operating loss expected to be used, in order to offset Seller's taxable gain related to the Recapitalization Transaction.

HYCROFT MINING HOLDING CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

The Company is subject to state income tax in Colorado, which is the location of its corporate office, but did not incur any income tax expense related to Colorado due to continued net operating losses. The Company is subject to mining taxes in Nevada, which are classified as income taxes as such taxes are based on a percentage of mining profits, but did not incur any mining tax expense due to continued mining losses. The Company is not subject to foreign income taxes as all of the Company’s operations and properties are located within the United States.

As of December 31, 2019, the Company had $256.5 million of net deferred tax assets, which were primarily comprised of net operating losses and disallowed interest expense under IRC Sec. 163(j). The Company recorded a full valuation allowance of $256.5 million against its net deferred tax assets.

Immediately prior to the Recapitalization Transaction, Seller had estimated net deferred tax assets of approximately $267.8 million, which were primarily comprised of net operating losses and offset by a full valuation allowance. As a result of the Recapitalization Transaction, Seller, which sold all of its issued and outstanding equity interests of its direct subsidiaries and substantially all of its other assets, to Acquisition Sub, which also assumed substantially all of the liabilities of Seller, had a taxable gain and cancellation of indebtedness of approximately $95.0 million before considering Seller's net operating loss carryforwards. In connection with the Recapitalization Transaction, Seller used approximately $19.9 million of its deferred tax assets to offset the taxable gain in full, resulting in remaining net deferred tax assets of approximately $247.9 million immediately after the Recapitalization Transaction. The remaining net deferred tax assets balance of Seller did not transfer to the Company as a result of the Recapitalization Transaction. For U.S. tax purposes, the sale of Seller's disregarded subsidiaries interests and other assets was considered a sale of assets. The acquired assets have a carryover basis for US GAAP purposes and the Company has stepped up the fair market value basis in the assets acquired for tax purposes, resulting in the Company having estimated net deferred tax assets of $94.2 million at June 30, 2020. The Company recorded a full valuation allowance of approximately $94.2 million as of June 30, 2020 against the net deferred tax assets, which were determined more likely than not to not be realized.

As necessary, the Company provides a reserve against the benefits of uncertain tax positions taken in its tax filings that are more likely than not to not be sustained upon examination. Based on the weight of available evidence, the Company does not believe it has taken any uncertain tax positions that require the establishment of a reserve. The Company has not recorded any interest or penalties related to income tax liabilities as of June 30, 2020.

16. Loss Per Share

The table below shows our basic and diluted loss per share calculations (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(49,790)	$(21,947)	$(84,408)	$(45,387)

Weighted average shares outstanding
Basic	18,395,983	299,780	9,359,655	299,001
Diluted	18,395,983	299,780	9,359,655	299,001

Basic loss per common share	$(2.71)	$(73.21)	$(9.02)	$(151.80)
Diluted loss per common share	$(2.71)	$(73.21)	$(9.02)	$(151.80)

The weighted-average shares of common stock outstanding for the three and six months ended June 30, 2019 have been retroactively restated as shares reflecting the exchange ratio established in the Recapitalization Transaction to effect the reverse recapitalization (1 Seller share for 0.112 HYMC share). Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Loss per share amounts in the 2019 periods exclude the common share effects from certain of Seller's debt instruments which are reflected in the 2020 periods.

Due to the Company's net loss during the three and six months ended June 30, 2020 and 2019, there was no dilutive effect of common stock equivalents because the effects of such would have been anti-dilutive. Using the treasury stock method, the weighted-average common stock equivalents excluded from diluted loss per share calculations were 37.6 million shares (37.5 million shares related to warrants, and 0.1 million shares related to restricted stock units), for both the three and six months ended June 30, 2020. For the three and six months ended June 30, 2019, the weighted-average common stock equivalents excluded from diluted loss per share calculations using the treasury stock method were 37.5 million shares related to warrants. Unvested restricted stock units were excluded from common stock equivalent calculations because the number of shares required to settle such stock-based compensation awards is not known until the future vesting date.

HYCROFT MINING HOLDING CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

17. Segment Information

The Company's reportable segments are comprised of operating units which have revenues, earnings or losses, or assets exceeding 10% of the respective consolidated totals, each of which is reviewed by the executive decision-making group to make decisions about resources to be allocated to the segments and to assess their performance. The tables below summarize segment information:

	Three months ended June 30,			Six months ended June 30,

	Hycroft Mine	Corporate and Other	Total	Hycroft Mine	Corporate and Other	Total
2020
Revenue - Note 13	$7,636	$-	$7,636	$18,760	$-	$18,760
Cost of sales	31,863	-	31,863	55,731	-	55,731
Other operating costs	94	10,432	10,526	187	12,438	12,625
Loss from operations	24,321	10,432	34,753	37,158	12,438	49,596
Interest expense - Note 9	56	15,016	15,072	141	34,818	34,959
Interest income	(35)	-	(35)	(147)	-	(147)
Loss before reorganization items and income taxes	24,342	25,448	49,790	37,152	47,256	84,408
Reorganization items	-	-	-	-	-	-
Loss before income taxes	$24,342	$25.448	$49,790	$37,152	$47,256	$84,408

2019
Revenue - Note 13	$-	$-	$-	$-	$-	$-
Cost of sales	-	-	-	-	-	-
Other operating costs	4,917	1,214	6,131	11,836	3,161	14,997
Loss from operations	4,917	1,214	6,131	11,836	3,161	14,997
Interest expense - Note 9	414	15,227	15,641	489	29,550	30,039
Interest income	(110)	-	(110)	(226)	-	(226)
Loss before reorganization items and income taxes	5,221	16,441	21,662	12,099	32,711	44,810
Reorganization items	-	285	285	-	577	577
Loss before income taxes	$5,221	$16,726	$21,947	$12,099	$33,288	$45,387

HYCROFT MINING HOLDING CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

18. Fair Value Measurements

Recurring fair value measurements

The following table sets forth by level within the fair value hierarchy, the Company’s liabilities measured at fair value on a recurring basis (in thousands).

	Hierarchy	June 30,	December 31,
Liabilities:	Level	2020	2019
Other liabilities, current
Accrued compensation for phantom shares	3	$-	$1,590
Other liabilities, non-current
Warrant liability - Note 12	3	$18	$18

Accrued compensation for phantom shares

Certain of Seller's phantom shares, which were satisfied in full upon closing of the Recapitalization Transaction, were carried at fair value due to holders of such awards being entitled to variable cash payments based upon valuations of the Company's common stock. The historical fair value of such obligation was computed using inputs and assumptions which were significant and unobservable as Seller was a privately held entity and, as such, were classified within Level 3 of the fair value hierarchy. The inputs and assumptions included estimates of consideration to be received by holders of phantom shares based on the estimated fair value of the consideration which may be allocated to such holders from the various financing transactions Seller was considering at such time based on the implied equity value.

Warrant liability

As part of the Recapitalization Transaction, the Company assumed Seller's obligations under the Seller Warrant Agreement and the 12.7 million Seller Warrants outstanding became exercisable into shares of HYMC common stock. The Seller Warrant Agreement also contains certain terms and features to reduce the exercise price and increase the number of shares of common stock each warrant is exercisable into. As a result, Seller Warrants are considered derivative financial instruments and carried at fair value.  The fair value of Seller Warrants was  computed by an independent third-party consultant (and validated by the Company) using a Monte Carlo simulation model that requires a variety of inputs, including contractual terms, market prices, exercise prices, equity volatility and discount rates. As of June 30, 2020, Seller Warrants were carried at $18,000, which represents the historically computed fair value. The Company plans to update the fair value calculation on at least an annual basis or more frequently if changes in circumstances and assumptions indicate a change from the existing carrying value. Since equity volatility is a significant unobservable input to the valuation, the derivative instruments are classified within Level 3 of the fair value hierarchy. Seller Warrants have a seven-year term which expires in October 2022, an exercise price of $44.82 as of July 1, 2020, and are exercisable into approximately 0.2523 shares of HYMC common stock.

Items disclosed at fair value

Debt

As of June 30, 2020, the fair value of the Company’s total current and non-current debt approximated its carrying value due to the short time period between the May 29, 2020 close of the Recapitalization Transaction and the end of the second quarter of 2020. As of December 31, 2019, Seller determined that certain of its debt instruments' carrying value exceeded the estimated fair value, which was based on the estimated fair value of the consideration which may be allocated to such debt instruments from the various financing transactions Seller was considering at such time. Accordingly, as of December 31, 2019, Seller estimated that the fair value of the 2.0 Lien Notes and 1.5 Lien Notes was approximately $262.4 million, compared to the carrying value of $345.5 million.

Royalty obligation

As of June 30, 2020, the estimated net present value of the Company’s royalty obligation $99.9 million, compared to the carrying value of $30.0 million. The net present value of the Company's royalty obligation was modeled using the following level 3 inputs: (1) market consensus inputs for future gold and silver prices; (2) a precious metal industry consensus discount rate of 5.0%; and (3) estimates of the Hycroft Mine’s life-of-mine gold and silver production volumes and timing.

HYCROFT MINING HOLDING CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

19. Supplemental Cash Flow Information

The following table provides supplemental cash flow information (in thousands):

	Six Months Ended June 30,
	2020	2019
Cash paid for interest	$5,366	$5,271

Significant non-cash financing and investing activities:
Exchange of Seller's 1.5 Lien Notes for HYMC common stock	160,254	-
Exchange of Seller's 1.25 Lien Notes for Subordinated Notes	80,000	-
Exchange of Seller's 1.25 Lien Notes for HYMC common stock	48,459	-
Allocate and write-off of Seller's debt issuance costs	8,202	-
Plant, equipment, and mine development additions included in accounts payable	3,038	2,592

In addition to the supplemental cash flow information shown above, Note - 3. Recapitalization Transaction and Note 9 - Debt, Net provide additional details on non-cash transactions that were part of the Recapitalization Transaction, as well as information on non-cash interest charges.

20. Commitments and Contingencies

From time to time, the Company is involved in various legal actions related to its business, some of which are class actions lawsuits. Management does not believe, based on currently available information, that contingencies related to any pending or threatened legal matter will have a material adverse effect on the Company’s financial statements, although a contingency could be material to the Company’s results of operations or cash flows for a particular period depending on the results of operations and cash flows for such period. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors.

On February 7, 2020, a purported class action complaint was filed by a purported holder of the Company’s warrants, in the Court of Chancery of the State of Delaware against the Company and MUDS. The complaint sought a declaratory judgment that the Recapitalization Transaction constitutes a “Fundamental Change” under the terms of the Seller Warrant Agreement and thereby requiring that Seller Warrants be assumed by MUDS as part of the Recapitalization Transaction, in addition to asserting claims for (1) breach or anticipatory breach of contract against Seller; (2) breach or anticipatory breach of the implied covenant of good faith and fair dealing against Seller; and (3) tortious interference with contractual relations against MUDS. The complaint sought unspecified money damages and also seeks an injunction enjoining the Company and MUDS from consummating the Recapitalization Transaction. On February 26, 2020, MUDS and Seller entered into an amendment to the Purchase Agreement whereby the Company’s liabilities and obligations under the Seller Warrant Agreement were included as a Parent Assumed Liability under the Purchase Agreement. On March 27, 2020, MUDS and Seller filed motions to dismiss the complaint. On May 15, 2020, a hearing was held and the complaint was dismissed. On May 21, 2020, Plaintiff filed a motion to alter or amend the Court’s order in order to retain jurisdiction in order to file application for a mootness fee, to which MUDS and Seller, while disputing factual assertions and characterizations, did not oppose. On June 30, 2020, the motion was granted and the Court retained jurisdiction over the action to hear any mootness fee application.

Financial commitments not recorded in the financial statements

As of June 30, 2020 and December 31, 2019, Seller’s off-balance sheet arrangements consisted of operating lease agreements, a net profit royalty arrangement, and a future purchase obligation for consignment inventory.

Operating Leases

During the first quarter of 2020, the Company signed a lease for mining equipment. The one-year operating lease for mobile mining equipment is used to supplement the Company’s own fleet. The lease term began during the second quarter of 2020 as all equipment was placed into service and has less than a year remaining as of June 30, 2020.  The total remaining minimum lease payments was approximately $10.1 million as of June 30, 2020.

HYCROFT MINING HOLDING CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

The Company also holds an operating lease for the Company’s office space in Denver, Colorado. Rent expense for this office space is $0.1 million annually and expires in January 2022. The total remaining lease payments were $0.2 million as of June 30, 2020.

As the Company has elected to take advantage of the extended transition period for complying with new or revised accounting standards, the liability for the Company’s operating leases will not be considered on the balance sheets until the new lease accounting rules apply to publicly traded emerging growth companies in accordance with the JOBS Act, or we no longer qualify as an emerging growth company.

Net profit royalty

A portion of the Hycroft Mine is subject to a mining lease that requires a 4% net profit royalty be paid to the owner of certain patented and unpatented mining claims. The mining lease also requires an annual advance payment of $120,000 every year mining occurs on the leased claims. All advance annual payments are credited against the future payments due under the 4% net profit royalty. The total payments due under the mining lease are capped at $7.6 million, of which the Company has paid $2.6 million through June 30, 2020, which is included in Prepaids and other in the condensed consolidated balance sheets. See Note 5 - Prepaids and Other for additional detail.

Consignment Inventory

During the first quarter of 2020, Hycroft entered into an agreement with a spare parts supplier that requires the supplier to maintain a specified inventory of replacement parts and components that are exclusively for purchase by Hycroft. Pursuant to the agreement, the Company is required to purchase all of the un-replenished consignment stock inventory, totaling $2.5 million, over the two-year life of the Inventory Consignment agreement. As of June 30, 2020, the Company had prepaid $0.9 million towards the un-replenished consignment stock inventory, which is included in Prepaids and other in the condensed consolidated balance sheets. See Note 2 - Summary of Significant Accounting Policies and Note 5 - Prepaids and Other for additional detail.

21. Related Party Transactions

Certain amounts of the Company's indebtedness disclosed in Note 9 – Debt, Net have historically, and with regard to the $80.0 million of Subordinated Notes, are currently, held by five financial institutions. As of June 30, 2020, three of the financial institutions, Highbridge Capital Management, LLC (“Highbridge”), Mudrick Capital Management, L.P (“Mudrick”) and, Whitebox Advisors, LLC (“Whitebox”), held more than 10% of the common stock of the Company and, as a result, each are considered a related party (the "Related Parties") in accordance with ASC 850, Related Party Disclosures.  For the three and six months ended June 30, 2020, Interest expense, net of capitalized interest included $12.7 million and $27.8 million, respectively, for the debt held by Related Parties. For the three and six months ended June 30, 2019, Interest expense, net of capitalized interest included $11.0 million and $21.7 million, respectively, for the debt held by Related Parties. As of June 30, 2020 and December 31, 2019, the Related Parties held a total $67.8 million and $421.6 million, respectively, of debt.

22. Subsequent Events

On July 1, 2020, the Company's Board of Directors and Randy Buffington agreed that Mr. Buffington would depart from the Company effective July 1, 2020. In connection with Mr. Buffington's departure and in recognition of his successful efforts in developing a new process to economically and profitably recover gold from sulfide ores in a heap leach process and in restarting mining operations at the Hycroft Mine and to reward and compensate him for transition assistance, Mr. Buffington will receive continuation payments for a period of 24 months following his departure at an amount equal to his previous salary. Additionally, the Company and Mr. Buffington entered into a restricted stock unit agreement (time-vesting) pursuant to which the Company granted a special discretionary equity bonus in the form of $1.3 million in restricted stock units convertible into shares of common stock, in which 50.0% vests on the first anniversary of the date of grant, and 50.0% vests on the second anniversary of the date of grant. The liability for the restricted stock units will be included in Other liabilities, current on the condensed consolidated balance sheets as the number of shares of common stock will not be known until the applicable vesting date. Finally, the Company and Mr. Buffington entered into a consulting agreement pursuant to which the Company will pay Mr. Buffington $25,000 per month for 24 months for his performance of consulting services during that time.

The Compensation Committee and Board of Directors approved the following initial annual Director compensation arrangements for non-employee directors, in the form of: (i) an annual cash retainer of $55,000; (ii) annual committee chair fees of $12,500 for the Audit Committee, $10,000 for the Safety, Sustainability and Technical Committee, and $7,500 for each of the Nominating and Governance and Compensation Committees; (iii) annual committee member fees of $5,000 for the Audit Committee, $4,000 for the Safety, Sustainability and Technical Committee, and $2,500 for each of the Nominating and Governance and Compensation Committees; and (iv) $75,000 in annual equity awards in the form of restricted stock units.  In addition, an initial equity award in the amount of $50,000 in form of restricted stock units will be granted to each director.  Equity awards will be granted at each annual stockholder meeting of the Company unless otherwise determined by the Compensation Committee.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), “we”, “us”, “our”, the “Company”, and “Hycroft” refer to Hycroft Mining Holding Corporation and its subsidiaries. The following discussion, which has been prepared based on information available to us as of August 7, 2020, provides information that we believe is relevant to an assessment and understanding of our condensed consolidated operating results and financial condition. As a result of the completion of the Recapitalization Transaction, the financial statements of Hycroft Mining Corporation (“Seller”) are now the financial statements of the Company. Prior to the Recapitalization Transaction, the Company had no operating assets but, upon consummation of the Recapitalization Transaction, the business and operating assets of Seller sold to the Company became the sole business and operating assets of the Company. Accordingly, the financial statements of Seller and its subsidiaries as they existed prior to the Recapitalization Transaction and reflecting the sole business and operating assets of the Company going forward, are now the financial statements of the Company and the financial statements have been restated to reflect the financial statements of Seller. The following discussion should be read in conjunction with our other reports filed with the U.S. Securities and Exchange Commission (the “SEC”) as well as our interim unaudited condensed consolidated financial statements (the "Financial Statements") and the notes thereto included in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2020.

Our discussion and analysis consists of the following subsections:

●	Introduction to the Company provides a brief discussion of our current operations, business strategies, and goals;

●	Executive Summary lists significant highlights of 2020;

●	Health and Safety provides a discussion of our year-to-date performance and initiatives in this area;

●	Recent Developments provides details on corporate and industry-specific items, including the recently completed Recapitalization Transaction, COVID-19, and our ability to continue as a going concern;

●	2020 Outlook summarizes our estimates for the second half of 2020 crushing and production levels;

●	Hycroft Mine provides a discussion of the mine’s operations and production statistics, the leach pad expansion project, and a summary of the 2019 Hycroft Technical Report Summary;

●	Results of Operations provides a review of our operating results for the current period and comparable prior year period;

●	Liquidity and Capital Resources provides a discussion of our liquidity, available sources of liquidity, cash flows, capital requirements, and debt instruments and covenants; and

●

Critical Accounting Estimates provides a discussion of accounting estimates that we believe are critical in understanding and evaluating our reported financial results because they affect reported amounts and require significant management judgment and assumptions about highly uncertain matters.

Introduction to the Company

Hycroft Mining Holding Corporation (formerly known as Mudrick Capital Acquisition Corporation ("MUDS")) and its subsidiaries is a U.S.-based gold producer that is focused on operating and developing its wholly-owned Hycroft Mine in a safe, environmentally responsible, and cost-effective manner. Gold and silver sales represent 100% of our operating revenues and the market prices of gold and silver significantly impact our financial position, operating results, and cash flows. The Hycroft Mine is located in the state of Nevada and the corporate office is located in Denver, Colorado. Based upon the 2019 Hycroft Technical Report (as defined herein), with an effective date of July 31, 2019, the Hycroft Mine had proven and probable mineral reserves of 12.0 million ounces of gold and 481.4 million ounces of silver.

Operations restart

During the second quarter of 2019, we restarted open pit mining operations at the Hycroft Mine, and, during the third quarter of 2019, produced and sold gold and silver which we have continued to do on an approximate weekly basis since restarting. As part of the 2019 restart of mining operations, existing equipment was re-commissioned, including haul trucks, shovels and a loader, upgrades were made to the crushing system and new leach pad space was added to the existing leach pads. During 2020, we continued to increase our operations by mining more tons, procuring additional mobile equipment rentals, and increasing our total headcount.  During the first six months of 2020 the Hycroft Mine produced 12,342 ounces of gold and 73,717 ounces of silver and sold 10,797 ounces of gold and 70,703 ounces of silver.

Strategy and goals

Our strategy is to increase stockholder value through the successful execution of a two-stage, heap oxidation and subsequent leaching of transition and sulfide ores, as presented in the 2019 Hycroft Technical Report. To accomplish this strategy, we must first achieve our most critical near-term internal targets and performance metrics, including within key operating areas, such as mining, crushing, and processing, as well as the related costs and operating expenses associated with producing gold and silver at the Hycroft Mine. We must also successfully construct, commission, and operate our ongoing leach pad expansion project, which provides the required pad areas for future ore placement expected to commence in the fourth quarter of 2020. Due to the technical nature of the two-stage, heap oxidation and leaching process, we must also be successful at attracting and retaining highly-skilled and experienced employees to manage the metallurgical and process departments. At such future time when we believe our near-term goals are achieved, we plan to ramp-up the Hycroft Mine by increasing the amount of ore tons mined and crushed, the amount of ore tons processed, and ultimately the number of gold and silver ounces produced.

As discussed throughout this MD&A, including within the Hycroft Mine section, during the first six months of 2020 we have been unable to fully achieve our internal operating, processing, sales, and production cost targets, which has created substantial doubt about our ability to continue as a going concern. Refer to the Going concern subsection of the Recent Developments section of this MD&A for additional details.

Executive Summary

●	Health and Safety – During the second quarter of 2020, we reported two lost time accidents.

●

Recapitalization Transaction – On May 29, 2020, we completed the Recapitalization Transaction, which as of the closing date, among other things, resulted in a cash balance of $68.9 million and 50,160,042 shares of HYMC common stock issued and outstanding. In addition, the Company had 34,289,999 outstanding warrants to purchase an equal number of shares of HYMC common stock at $11.50 per share and 12,721,623 warrants to purchase 3,210,213 shares of HYMC common stock at a price of $44.82 per share.

●

Ounces and realized prices - During the first six months of 2020, the Hycroft Mine produced 12,342 ounces of gold and 73,717 ounces of silver and sold 10,797 ounces of gold (average realized price $1,631) and 70,703 ounces of silver (average realized price of $16.24).

●	Leach pad construction – During the second quarter and first six months of 2020, we spent $8.6 million and $9.7 million, respectively, on the leach pad expansion project.

●

Cash flows and liquidity – Our ending cash balance was $47.3 million, following year-to-date 2020 operating cash flows of ($57.6) million, investing activities of ($11.7) million, and financing activities of $107.3 million.

●	Going concern – As of June 30, 2020, substantial doubt existed about our ability to continue as a going concern due to our need for additional capital.

Health and Safety

No matter the level of our health and safety performance, whether high or low, our philosophy is one of "continuous improvement" combined with a belief that "the miner is the most important thing to come out of a mine." We have mandatory mine safety and health programs that include employee and contractor training, risk management, workplace inspection, emergency response, accident investigation and program auditing. We consider these programs to be essential at all levels to ensure that our employees, contractors, and visitors operate safely.

During the second quarter of 2020, we reported two lost time accidents, which brought the year-to-date total to three. When included with other reportable incidents, the Hycroft Mine’s total reportable incident frequency rate (“TRIFR”), which is one of the metrics we use to assess safety performance, is above industry averages and historical levels experienced at the Hycroft Mine. As a result, we have allocated additional personnel, resources, workforce time, and communications to mine safety which we believe should contribute to a reduction in future lost time accidents and our TRIFR to reach the level of safety we expect and need to keep our workforce, contractors, and visitors safe.

For health and safety actions specific to COVID-19, refer to the Recent Developments section of this MD&A.

Recent Developments

Recapitalization Transaction

As discussed in Note 1 - Company Overview and Note 3 - Recapitalization Transaction to the Notes to the Financial Statements, on May 29, 2020, we, formerly known as Mudrick Capital Acquisition Corporation (“MUDS”), consummated a business combination transaction (the “Recapitalization Transaction”) as contemplated by a purchase agreement dated January 13, 2020, as amended on February 26, 2020 (the “Purchase Agreement”), by and among us, MUDS Acquisition Sub, Inc. (“Acquisition Sub”) and Hycroft Mining Corporation (“Seller”). Pursuant to the Purchase Agreement, Acquisition Sub acquired all of the issued and outstanding equity interests of the direct subsidiaries of Seller and substantially all of the other assets of Seller and assumed substantially all of the liabilities of Seller. In conjunction with the Recapitalization Transaction, Seller’s indebtedness existing prior to the Recapitalization Transaction was either repaid, exchanged for indebtedness of HYMC, exchanged for shares of HYMC common stock or converted into shares of Seller common stock, and our post-Recapitalization Transaction indebtedness included amounts drawn under the Sprott Credit Agreement and the assumption of the newly issued Subordinated Notes (as such are defined herein). Upon closing of the Recapitalization Transaction, our unrestricted cash available for use totaled $68.9 million and the number of shares of HYMC common stock issued and outstanding totaled 50,160,042. In addition, we had 34,289,999 outstanding warrants to purchase an equal number of shares of HYMC common stock at $11.50 per share and 12,721,623 warrants to purchase 3,210,213 shares of HYMC common stock at a price of $44.82 per share (see Note 12 – Stockholders’ Equity to the Notes to the Financial Statements for additional information). Upon closing of the Recapitalization Transaction and after giving effect to the terms of the business combination, the former holders of Seller’s indebtedness and common stock, including affiliated entities of such former holders, owned approximately 96.5% of the issued and outstanding HYMC common stock.

Going concern

As discussed in Note 2 – Summary of Significant Accounting Policies to the Notes to the Financial Statements, events and conditions exist that, when considered individually or in the aggregate, raise substantial doubt about our ability to continue as a going concern because it is probable that, without additional capital injections, we will be unable to meet our obligations as they become due within one year after the date that second quarter 2020 financial statements were issued. Although we recently completed the Recapitalization Transaction, using our internal forecasts and cash flow projection models, we currently project there will be insufficient cash to meet our future obligations as they become due or ramp up the Hycroft Mine's operations from current levels or to levels that are contemplated by the 2019 Hycroft Technical Report Summary (See Item 1A. Risk Factors below).

Production inventory write-downs

Consistent with our financial reporting and accounting policies, and as part of the preparation of the second quarter 2020 financial statements, we performed routine quarter-end metallurgical balancing analysis, which is a process that estimates the remaining recoverable gold and silver ounces on the leach pads using surveyed volumes of material, ore grades determined through sampling and assaying of blastholes, crushed ore sampling, leach pad and solution sampling, estimated recovery percentages based on ore type, domain, and oxidation levels achieved, and quantities of gold and silver actually recovered. During the second quarter of 2020, based on metallurgical balancing results, we determined that 6,512 ounces of gold that had been placed on the leach pads were no longer recoverable and wrote-off such ounces. The write-down of these ounces significantly reduced our projected revenues for the second half of 2020. See Note 4 – Inventories to the Notes to the Financial Statements for additional information.

Cost of sales

We have been unsuccessful in achieving our operating and production costs targets at the Hycroft Mine. During the second quarter of 2020, our production costs, mine site period costs, and the cash portion of the write-down of production inventories totaled $29.7 million, which exceeded second quarter 2020 revenues of $7.6 million by $22.1 million. Higher than planned operating and production costs were the result of: (1) increased contractor support for technical and manpower shortages in crusher operations, mobile maintenance, and leach pad operation; (2) overuse of processing reagents used in the leach pad operations due to poor planning, monitoring, and execution; (3) higher operating costs in the crusher, due to higher than planned belt failures; and (4) higher maintenance costs for the owned mining fleet, due to unexpected timing of component failures. As a result of actual second quarter 2020 operating and production costs incurred, we have revised our future forecasts of production and operating cost estimates for the second half of 2020 which has reduced our estimated future cash flows.

Current status

Our ability to continue as a going concern is contingent upon achieving our sales, production, cost, and other operating targets, as well as the success of a future financing transaction to provide additional capital financing for working capital and construction of the leach pad. We have begun the process of speaking with our financial advisors and stakeholders about options and timing related to securing additional debt and/or equity financing that may provide us with the financial resources required to complete the construction of the leach pad and continue to ramp up our operations. While we have received a non-binding letter of support from our two largest stakeholders, the Board of Directors of the Company intends to evaluate its options to ensure the necessary capital is raised on terms favorable to and in the best interests of all of its shareholders. We have no commitment from any party to provide additional financing or capital, and we can provide no assurance that any funding will be available, or if available, that its terms will be favorable or acceptable to us. At this time, we do not have an expected time frame for, or an expectation with respect to, securing additional financial capital, if at all.

Disclaimer

This Quarterly Report on Form 10-Q shall neither constitute an offer to sell or the solicitation of an offer to buy any securities, nor shall there be any sale of securities in any jurisdiction in which the offer, solicitation, or sale would be unlawful prior to the registration or qualification under the securities laws of any such jurisdiction.

COVID-19

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic, which continues to spread throughout the United States of America.  Efforts implemented by local and national governments, as well as businesses, including temporary closures, are expected to have adverse impacts on local, national and the global economies. We have implemented health and safety policies for employees, contractors, and visitors that follow guidelines published by the Center for Disease Control (CDC) and the Mine Safety and Health Administration (MSHA). The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and continued spread of the outbreak, and the direct and indirect impacts on our employees, vendors, and customers, all of which are uncertain and cannot be fully anticipated or predicted. Since the Hycroft Mine represents the entirety of our operations, any COVID-19 outbreak at the mine site could result in an entire shutdown of the Hycroft Mine itself which would negatively impact our financial position, operating results, and cash flows.

As a result of COVID-19, we have implemented numerous policies and initiatives, including, but not limited to:

●	General travel and site access restricted to business-critical needs; discretionary travel strongly discouraged;

●	Health and temperature checks required prior to boarding mine site transportation buses;

●	Increased cleaning and disinfecting of common areas, including mobile mining equipment cabs;

●	Social distancing, including limiting meetings to essential people with increased use of conference calls and webinars;

●	Communications informing employees of their ability to take paid-leave for COVID-19-related matters;

●	Employees who can have been permitted to work remotely; and

●	Regularly monitoring local, state, and national publications and guidance for routine discussion amongst executives and management.

To date, we have not experienced any material disruptions to our supply chain because of COVID-19.

CEO transition

As more fully discussed in Note 22 – Subsequent Events to the Notes to the Financial Statements, on July 1, 2020, Randy Buffington, our former Chairman, President, and CEO departed the Company. Mr. Buffington is assisting us during this transition period and has entered into a consulting agreement for 24 months. The Board of Directors is currently conducting a search process for a permanent CEO and our former Executive Vice President and CFO, Stephen Jones, was named the interim CEO upon Mr. Buffington’s departure.

Director Compensation

The Compensation Committee and Board of Directors approved the following initial annual Director compensation arrangements, in the form of: (i) an annual cash retainer of $55,000; (ii) annual committee chair fees of $12,500 for the Audit Committee, $10,000 for the Safety, Sustainability and Technical Committee, and $7,500 for each of the Nominating and Governance and Compensation Committees; (iii) annual committee member fees of $5,000 for the Audit Committee, $4,000 for the Safety, Sustainability and Technical Committee, and $2,500 for each of the Nominating and Governance and Compensation Committees; and (iv) $75,000 in annual equity awards in the form of restricted stock units.  In addition, an initial equity award in the amount of $50,000 in the form of restricted stock units will be granted to each director.  Equity awards will be granted at the each annual stockholder meeting of the Company unless otherwise determined by the Compensation Committee.

2020 Outlook

While we expect second half of 2020 crushing and production levels to be consistent with or above first half of 2020 levels, we believe that 2021 and beyond will see material increases in mining, crushing and production as we continue to ramp up infrastructure, including the large new leach pad currently under construction on the north of the property.  We continue to believe that feasibility study production levels or greater are ultimately achievable once infrastructure is ramped up and we can execute successfully.

Hycroft Mine

Operations

The following table provides a summary of operating results for our Hycroft Mine, which was restarted in April 2019:

		Three months ended June 30,		Six months ended June 30,
		2020	2019	2020	2019
Ore mined - crusher feed	(ktons)	1,550	837	2,507	850
Ore mined - run of mine	(ktons)	196	---	501	---
Total ore mined	(ktons)	1,746	837	3,008	850
Waste mined	(ktons)	1,272	87	1,437	310
Crushed ore rehandled to leach pads	(ktons)	1,350	678	2,334	842
Total mined and rehandled	(ktons)	4,368	1,601	6,779	2,002

Waste tons to ore tons strip ratio	(#)	0.73	0.10	0.48	0.36

Ore crushed	(ktons)	1,378	752	2,393	850

Ore grade mined - gold	(oz/ton)	0.011	0.022	0.014	0.022
Ore grade mined - silver	(oz/ton)	0.245	0.311	0.205	0.311

Production - gold	(oz)	5,370	---	12,342	---
Production - silver	(oz)	31,806	---	73,717	---

Sales - gold	(oz)	4,237	---	10,797	---
Sales - silver	(oz)	21,331	---	70,703	---

Average realized sales price - gold	($/oz)	$1,719	---	$1,631	---
Average realized sales price - silver	($/oz)	$16.49	---	$16.24	---

During the second quarter of 2019, we restarted open pit mining operations at the Hycroft Mine, and, during the third quarter of 2019, produced and sold gold and silver which we have continued to do on an approximate weekly basis since restarting.  Each quarter since restarting, we have generally increased tons mined, crushed, and placed on the leach pads, most notably in the second quarter of 2020 following the arrival and commissioning of mobile mining equipment rentals (seven haul trucks and one loader). Ore tons mined and crushed require rehandling from the crusher fine ore stockpile to the leach pads for processing, that is, crushed tons require a second cycle of loading and hauling beyond the initial mining cycle which occurs in the open pit. Run of mine ore tons can be placed directly on the leach pads and are not required to be rehandled.

During the first quarter of 2020, ore tons crushed averaged approximately 338,000 tons per month and increased to approximately 459,000 tons per month in the second quarter of 2020. During the second half of 2020, we expect to crush at levels consistent with or above first half levels, which will allow us to continue our focus on improving crusher operations, planned maintenance scheduling, operator training, and automation enhancements.

As discussed in Note 2 – Summary of Significant Accounting Policies to the Notes to the Financial Statements and in the Going concern section of this MD&A, during the first half of 2020 we were unable to achieve many of our targets, including with respect to leach pad processing activities which resulted in the write-off of recoverable gold ounces through metallurgical balancing reconciliations. Since restarting, we have (1) been unable to consistently maintain leach pad conditions required to produce all of the estimated recoverable ounces placed on the leach pads, and (2) have experienced instances of solution mismanagement in which pregnant metal-bearing solutions have been circulated to areas of leach pads not currently in operation, thus making such ounces unrecoverable in our current plans. Our operating plans for the second half of 2020 contemplate our estimates of ore tonnage (and related solution flows) that we believe can be successfully processed to mitigate potential future write-offs of recoverable gold ounces due to metallurgical balancing reconciliations, poor leach pad conditions, or solution mismanagement. Early in the third quarter of 2020, additional technical process and metallurgical staff were hired which is expected to mitigate further instances of solution mismanagement and poor process practices.

The gold and silver grades of ore mined in the first half of 2020 were as planned and decreased from the comparable period of 2019 in which existing higher grade stockpile ore was mined prior to any drilling and blasting starting. During the second quarter of 2020, we commenced in-pit contractor drilling and blasting activities to provide fresh ore feed for the crusher, run of mine hauling, and waste removal in support of the full year plan.

Gold and silver ounces produced and related ounces sold was lower than feasibility study level due to our inability to properly execute our processing plans, resulting in recurring write-offs of recoverable gold ounces due to metallurgical balancing reconciliations. Average realized gold prices per ounce increased during the first half of 2020 and resulted in revenue of $7.6 million and $18.8 million during the three and six months ended June 30, 2020.

Leach pad expansion project

During the second quarter of 2020, we commenced a leach pad expansion project on the north side of the Hycroft Mine property to provide us with leach pad space required for future operations. The initial stage of the leach pad project is being constructed in two phases by a contractor, with the first phase consisting of approximately 4.0 million square feet of pad space and infrastructure for ponds, pipes, and electrical controls, and the second phase consisting of approximately 4.6 million square feet, which we expect to construct in 2021. With respect to the first phase, we expect the earthworks and leach pad construction to be completed in the fourth quarter of 2020 with the infrastructure completed and initially commissioned shortly thereafter later in the fourth quarter of 2020.

During the second quarter and first six months of 2020, we spent $8.6 million and $9.7 million, respectively, on the leach pad expansion project, and expect total phase one leach pad project spending to approximate $36.0 million, including any final payments made in the first quarter of 2021. The leach pad expansion project represented approximately 82.9% of our total capital spending during the first six months of 2020 and is expected to represent a similar percentage of capital spending for the remainder of 2020.

2019 Hycroft Technical Report Summary

M3 Engineering and Technology Corporation (“M3 Engineering”), in conjunction with SRK Consulting (U.S.), Inc. (“SRK”) and us, completed the Hycroft Technical Report Summary, Heap Leaching Feasibility Study, prepared in accordance with the requirements of the Modernization of Property Disclosures for Mining Registrants, with an effective date of July 31, 2019 (the “Hycroft Technical Report”), for a two-stage, heap oxidation and subsequent leaching of transition and sulfide ores. The 2019 Hycroft Technical Report projects the economic viability and potential future cash flows for the Hycroft Mine when mining operations expand to levels presented in the 2019 Hycroft Technical Report.

The Hycroft Technical Report provides the results of the Hycroft heap leach feasibility study that evaluated the possibility of oxidizing and leaching transitional and sulfidic material in a heap leach application. The feasibility analyzes a full-scale operation including construction of new leach pads and expanded mining activities. Key components of the process that currently exist onsite include heap leach pads, a crushing facility consisting of primary, secondary, and tertiary crushing, two Merrill-Crowe plants having a total capacity of 26,000 gpm, and associated support facilities.

The Hycroft Technical Report presents reflects a mineral reserve estimate as of June 30, 2019, of 12.0 million ounces of gold and 481.4 million ounces of silver and contained in oxide, transition and sulfide ores, which is projected to be mined over 34 years using typical truck and shovel open pit mining methods. The mine plan developed for the Hycroft Technical Report requires a range of approximately 85 to 100 million tons per year to be mined (both ore and waste) through the mine life. Overall, 1.1 billion tons of ore is mined with a strip ratio of 1.17.

The Hycroft Technical Report outlines the test work done to demonstrate the viability of the two-stage, heap oxidation and subsequent leaching of transition and sulfide ores. As outlined in the Hycroft Technical Report, 94% of the ore is crushed to a P80 of ½” and then mixed with soda ash to induce an alkaline pre-oxidation process. After the ore has been oxidized to the desired extent, we will rinse the ore with fresh water and saturated lime solution and then cyanide leach the ore to extract the gold and silver. This process is the subject of a pending patent application.

The crushing system is initially designed to run at nominal capacity of 2.0 million tons per month ramping up to 3.0 million tons per month with the addition of two additional tertiary crushers. Soda ash is added prior to the trucks unloading into the primary crusher dump pocket to begin the pre-oxidation process. The ore proceeds through three stages of crushing and exists into the fine ore stockpile, which is then hauled to leach pads.

The pH and alkalinity of the ore is managed on the leach pad using a soda ash solution that is applied to bring the ore to field capacity (8-10% moisture). The ore is regularly sampled for reagent addition control and the soda ash solution in the heap is replenished on a regular basis to offset evaporation and carbonate consumption. The duration of the pre-oxidation is expected to take between 30 and 120 days which is determined by the characteristics of the ore and the measured extent of oxidation baes upon sulfate production.

When the pre-oxidation cycle has been completed, we rinse the ore first with fresh water and then with a saturated lime solution prior to the commencement of cyanidation leach. This is necessary to remove sulfate and bicarbonate from the heap and reduce cyanide loss during leaching. The alkalinity of the solution in the heap is monitored to ensure rinse completion prior to the start of cyanidation. The pH is controlled during cyanidation using lime. As the ore has already been oxidized and rinsed, it undergoes a nominal 60-day primary leach cycle.

Due to the high silver content of the pregnant solution, gold and silver are recovered by zinc cementation. We have two existing Merrill-Crowe plants, which are used to process pregnant solution from the heap leach operation. The older plant has a capacity of 4,500 gallons per minute. The newer plant is considerably larger, with a present capacity of 21,500 gallons per minute.

Overall, the Hycroft Technical Report shows 7.8 million ounces of payable gold and 344.1 million ounces of payable silver produced and sold.

Results of Operations

Revenues

Gold revenue

The table below summarizes gold sales, ounces sold and average realized prices for the following periods (dollars in thousands, except ounce amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Gold revenue	$7,284	$-	$17,612	$-
Gold ounces sold	4,237	-	10,797	-
Average realized price (per ounce)	$1,719	$-	$1,631	$-

During the three and six months ended June 30, 2020, our gold revenue was $7.3 million and $17.6 million, respectively, compared to no revenues in the prior year periods as mining operations were restarted during April 2019 and there was no production during the first six months of 2019. As discussed in the Hycroft Mine – Operations section of the MD&A, gold revenues were less than expected for both the three and six months ended June 30, 2020 due to lower production resulting from our inability to achieve processing targets. Because of the lower production for the reasons discussed in the Hycroft Mine – Operations section of the MD&A, gold revenues during the three months ended June 30, 2020 decreased from three months ended March 31, 2020. However, we benefited from favorable gold spot prices as the average realized price increased from $1,574 per ounce sold in the first quarter 2020 compared to $1,719 per ounce sold for the second quarter 2020.

Silver revenue

The table below summarizes silver sales, ounces sold and average realized prices for the following periods (dollars in thousands, except ounce amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Silver revenue	$352	$-	$1,148	$-
Silver ounces sold	21,331	-	70,703	-
Average realized price (per ounce)	$16.49	$-	$16.24	$-

During the three and six months ended June 30, 2020, our silver revenue was $0.4 million and $1.1 million, respectively, compared to no revenues in the prior year periods as mining operations were restarted during April 2019 and there was no production during the first six months of 2019. Silver revenue was similarly impacted negatively from our inability to achieve processing targets.

Total cost of sales

Total cost of sales consists of Production costs, Mine site period costs, Depreciation and amortization mine site period costs, Depreciation and amortization, and Write-down of production inventories. The table below summarizes total cost of sales for the following periods (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Production costs	$7,486	$-	$16,421	$-
Mine site period costs	11,996	-	18,630	-
Depreciation and amortization mine site period costs	874	-	1,432	-
Depreciation and amortization	548	-	1,324	-
Write-down of production inventories	10,959	-	17,924	-
Total cost of sales	$31,863	$-	$55,731	$-

 Production costs

For the three and six months ended June 30, 2020, we recognized $7.5 million and $16.4 million, respectively, in production costs, or $1,767 per ounce and $1,521 per ounce of gold sold, respectively, compared to no production costs in the prior year periods as mining operations were restarted during April 2019.

Mine site period costs

During the three and six months ended June 30, 2020, inclusive of depreciation and amortization, we recorded $12.9 million and $20.1 million, respectively, of mine site period costs which did not qualify for allocation to our production-related inventories and, therefore, were expensed as incurred. Such period costs are generally the result of recurring or significant downtime or delays, unusually high levels of repairs, inefficient operations, overuse of processing reagents, or other unusual costs and activities. There were no comparable costs in the prior year periods as mining operations were restarted during April 2019 and there was no production during the first six months of 2019.

Depreciation and amortization

Depreciation and amortization expense was $0.5 million, or $129 per ounce of gold sold for the three months ended June 30, 2020 and $1.3 million, or $123 per ounce of gold sold for the six months ended June 30, 2020.

Write-down of production inventories

As discussed in Note 2 – Significant Accounting Policies and Note 4 – Inventories to the Notes to the Financial Statements, based on metallurgical balancing results, for the three and six months ended June 30, 2020 we determined that 6,512 and 10,492 ounces of gold, respectively, were no longer recoverable and wrote-off such ounces. As a result of the write-offs, we recognized $10.2 million and $16.7 million in write-downs of cash production costs during the three and six months ended June 30, 2020, respectively and $0.7 million and $1.3 million, respectively, in depreciation and amortization. See the Hycroft Mine – Operations section of the MD&A for additional information.

General and administrative

General and administrative costs totaled $10.4 million and $1.2 million during the second quarters of 2020 and 2019, respectively, and $12.4 million and $3.2 million during the first six months of 2020 and 2019, respectively. Increases of $9.2 million and $9.3 million during the second quarter and first six months of 2020, respectively, compared to the same periods of 2019 were primarily due to $4.8 million of additional bonus expense which became payable upon completion of the Recapitalization Transaction, $2.1 million of insurance costs related to a directors and officers run-off policy for Seller as a result of the Recapitalization Transaction, and $1.1 million of additional legal and professional service fees associated with general corporate matters and obligations as a public company.

Accretion

We recorded $0.1 million of accretion expense for both the three months ended June 30, 2020 and 2019 and $0.2 million of accretion expense both the six months ended June 30, 2020 and 2019.

Project and development

For the three and six months ended June 30, 2019, project and development costs were $4.6 million and $6.8 million, respectively, while no such costs were incurred during the same periods of 2020. In late 2018, the Company began the process of restarting mining operations and restarted active mining at the Hycroft Mine in April 2019. During the 2019 periods, project and development costs were incurred related to the restart of the Hycroft Mine, such as maintenance and repair of mobile mining equipment and processing equipment (crusher, Merrill-Crowe facility), to prepare for use after sitting idle for several years. During 2019, project and development costs also related to the preparation of feasibility study and metallurgical test work, including for the 2019 Hycroft Technical Report Summary.

Pre-production depreciation and amortization

Pre-production depreciation and amortization represents expense recognized prior to the restart of mining operations at the Hycroft Mine and for the three and six months ended June 30, 2019 was $0.2 million and $1.1 million, respectively. Upon the April 2019 restart of the Hycroft Mine, we began capitalizing depreciation and amortization to ore on the leach pads.

Care and maintenance

Care and maintenance totaled $3.8 million for the first six months 2019 and were incurred from January to March of 2019 prior to the Hycroft Mine’s April 2019 restart, after which we no longer recorded such costs.

Interest expense, net

As discussed and detailed in Note 9 – Debt, Net to the Notes to the Financial Statements, interest expense totaled $15.1 million and $15.6 million during the second quarters of 2020 and 2019, respectively, and $35.0 million and $30.0 million during the first six months of 2020 and 2019, respectively. Interest expense decreased by $0.5 million during the second quarter of 2020 from the same period of 2019 as the Recapitalization Transaction was completed on May 29, 2020, and lowered recorded interest expense on Seller’s pre-transaction indebtedness by approximately one month, which was partially offset by interest expense recorded for our new post-Recapitalization Transaction indebtedness. Interest expense increased during the first six months of 2020 from the comparable period of 2019 as Seller’s weighted average debt balance prior to the closing of the Recapitalization Transaction increased by $131.1 million to $591.4 million, and we recorded $1.5 million interest expense for our new post-Recapitalization Transaction indebtedness.

Interest income

Interest income totaled $35,000 and $110,000 during the second quarters of 2020 and 2019, respectively, and $147,000 and $226,000 during the first six months of 2020 and 2019, respectively. Interest income was lower in the second quarter and first six months of 2020 due to decreases in interest rate yields from the comparable periods of 2019.

Reorganization items

On March 10, 2015, the a predecessor to Seller filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) and incurred legal and professional fees of $0.3 million and $0.6 million for the three and six months ended June 30, 2019, respectively, related to such matters.

Income taxes

There was no income tax expense or benefit, net, recognized during any of the three or six month periods ended June 30, 2020 or 2019. Seller’s gain from the Recapitalization Transaction was fully offset by the use of Seller’s deferred tax assets. For additional details, refer to Note 15 – Income Taxes to the Notes to the Financial Statements.

Net loss

For the reasons discussed above, we recorded net losses of $49.8 million and $84.4 million for the three and six months ended June 30, 2020, respectively, compared to net losses of $21.9 million and $45.4 million for the three and six months ended June 30, 2019, respectively.

Liquidity and Capital Resources

General

Prior to the closing of the Recapitalization Transaction, our primary source of liquidity was proceeds received from the issuance of related-party debt instruments, which were used to finance the 2019 restart of mining operations at the Hycroft Mine and all working capital and capital expenditures thereafter. During the second half of 2019, we began to produce and sell gold and silver at the Hycroft Mine which provided a source of revenue and related cash flow. On May 29, 2020, we completed the Recapitalization Transaction which provided cash available for use of $68.9 million. As part of the Recapitalization Transaction, Seller’s indebtedness existing prior to the Recapitalization Transaction was either repaid, exchanged for indebtedness of HYMC, exchanged for shares of HYMC common stock or converted into shares of Seller common stock, and our post-Recapitalization Transaction indebtedness included amounts drawn under the Sprott Credit Agreement and the assumption of the newly issued Subordinated Notes.

Of the $68.9 million of cash available for use upon closing the Recapitalization Transaction, we expect to spend approximately $40.0 million on capital expenditures at the Hycroft Mine, including for the leach pad expansion project and the $2.7 million final crusher payment to the vendor, with the remainder to be used for operations and working capital purposes at the Hycroft Mine and corporate charges and expenses. We have yet to generate cash flow from operations and are not forecasting that we will do so in the second half of 2020.

As discussed in the Going concern subsection of the Recent Developments section of this MD&A, we have insufficient liquidity and available capital resources that raises substantial doubt about our ability to continue as a going concern because it is probable that, without additional capital injections, we will be unable to meet our obligations as they become due within one year after the date that second quarter 2020 financial statements were issued. At this time, we do not have an expected time frame for, or an expectation with respect to, securing additional financial capital, if at all (See Item 1A. Risk Factors below).

We have undertaken efforts aimed at managing our liquidity and preserving our capital resources by, among other things: (1) monitoring metal prices and the impacts (near-term and future) they have on our business; (2) developing a second half of 2020 forecast which we expect may be achieved in terms of processing projected recoverable ounces placed on the leach pads; (3) controlling our working capital and managing discretionary spending; (4) planning the timing and amounts of capital expenditures at the Hycroft Mine and deferring such items that are not expected to impact our operating plans; and (5) evaluating new financing options that might be attainable and are permissible under our existing debt and royalty agreements. Our future liquidity and capital resources management strategy entails a disciplined approach to monitor the timing and amount of any operational tonnage ramp-up of the Hycroft Mine while attempting to remain in a position that allows us to respond to changes in our business environment, such as a decrease in metal prices or lower than forecast future cash flows, and changes in other factors beyond our control.

Cash and liquidity

We have placed substantially all our cash in operating accounts with a well-capitalized financial institution, thereby ensuring balances remain readily available. Due to the nature of our operations and the composition of our current assets, our Cash, Accounts receivable, and metal inventory balances represent substantially all of our liquid assets on hand. As of June 30, 2020, we had Cash of $47.3 million, Accounts receivable of $0.4 million, and metal inventories of $4.3 million. Additionally, we are provided with additional liquidity as ounces are recovered from the Ore on leach pads, processed into finished goods, and sold at prevailing spot prices to our customers.

The following table summarizes our projected sources of future liquidity, as recorded within our financial statements:

	June 30,	December 31,
	2020	2019
Cash	$47,293	$6,220
Accounts receivable	372	97
Metal inventories(1)	4,260	1,894
Ore on leach pads(2)	28,180	22,062
Total projected sources of future liquidity	$80,105	$30,273

(1)

Metal inventories contained approximately 2,508 recoverable ounces of gold which are expected to be sold within the next 12 months. Assuming a gold selling price of $1,768 per ounce (the June 30, 2020 P.M. fix) and excluding any proceeds from silver sales, the sale of all gold ounces estimated to be recovered from our metal inventories would provide us with $4.4 million of revenue. See Note 4 – Inventories to the Notes to the Financial Statements for additional information.

(2)

Ore on leach pads contained approximately 17,825 ounces of gold which are expected to be processed into finished goods and then sold within the next 12 months. Assuming a gold selling price of $1,768 per ounce (the June 30, 2020 P.M. fix) and excluding any proceeds from silver sales, the sale of all gold ounces estimated to be recovered from our ore on leach pads would provide us with $31.5 million of revenue. See Note 4 – Inventories to the Notes to the Financial Statements for additional information.

Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

The following table summarizes our sources and uses of cash for the following periods:

	Six Months Ended June 30,
	2020	2019
	(dollars in thousands)
Net loss	$(84,408)	$(45,387)
Net non-cash adjustments	52,057	27,298
Net change in operating assets and liabilities	(25,291)	(6,046)
Net cash used in operating activities	(57,642)	(24,135)
Net cash used in investing activities	(11,704)	(9,725)
Net cash provided by financing activities	107,303	35,046
Net increase in cash	37,957	1,186
Cash, beginning of period	48,967	52,861
Cash, end of period	$86,924	$54,047

Cash used in operating activities

For the six months ended June 30, 2020, we used $57.6 million in cash for operating activities primarily attributable to a net loss of $84.4 million and increases in production related inventories of $24.8 million, which were partially offset by certain non-cash items, in particular, write-downs of production inventories of $17.9 million, which is discussed in Note 4 – Inventories to the Notes to the Financial Statements, the non-cash portion of interest expense of $30.4 million and an increase in accounts payable of $7.8 million.

For the six months ended June 30, 2019, we used $24.1 million of cash in operating activities primarily attributable to a net loss of $45.4 million and increases in production-related inventories of $7.6 million, which were partially offset by certain non-cash items, in particular, the non-cash portion of interest expense of $25.0 million and an increase in accounts payable of $1.7 million.

Cash used in investing activities

For the six months ended June 30, 2020 and 2019, we used $11.7 million and $9.7 million, respectively, in investing activities. For 2020, expenditures primarily related to construction of a new leach pad of $9.7 million, and construction or purchases of processing equipment of $1.5 million. For the 2019 period, expenditures were mostly driven by construction of leach pad space for the restart of $5.3 million, and the purchase and installation of four new cone crushers for $3.4 million.

Cash used in financing activities

For the six months ended June 30, 2020, Seller issued $44.8 million in aggregate principal amount of 1.25 Lien Notes (net of issuance costs) which were used to fund the operations and capital needs through May 29, 2020. The remainder of the financing activities related to the Recapitalization Transaction, which provided $210.0 million in net cash flows and was used to repay Seller’s $125.5 million First Lien Agreement, $6.9 million Promissory Note, and transaction costs and other issuance costs. See Note 3 – Recapitalization Transaction to the Notes to the Financial Statements for further discussion.

The amount of cash provided by financing activities was $35.0 million for the six months ended June 30, 2019, which was due to $36.9 million in aggregate principal amount of 1.25 Lien Notes (net of issuance costs) issued to fund the restart of mining operations. Seller spent $1.2 million for legal and consulting fees related to the Recapitalization Transaction and $0.7 million to extend the maturity of the First Lien Credit Agreement.

Future capital and cash requirements

The following table provides our gross contractual cash obligations as of June 30, 2020, which are grouped in the same manner as they were classified in the cash flows in order to provide a better understanding of the nature of the obligations and to provide a basis for comparison to historical information. We believe the following provides the most meaningful presentation of near-term obligations expected to be satisfied using current and available sources of liquidity

	Payments Due by Period
		Less than	1 - 3	3 - 5	More than
	Total	1 Year	Years	Years	5 Years
	(dollars in thousands)
Operating activities
Operating lease requirements(1)	$10,112	$10,042	$70	$-	$-
Consignment inventory purchase obligation(2)	1,770	885	885	-	-
Interest payments(3)	25,296	1,090	15,687	8,519	-
Crofoot royalty obligation(4)	4,990	240	4,554	196	-
Net smelter royalty(5)	209,815	2,213	9,295	10,905	187,402
Remediation and reclamation expenditures(6)	62,213	-	-	-	62,213
Financing activities
Repayments of debt principal(7)	214,135	-	30,511	45,766	137,858
	$528,331	$14,470	$61,002	$65,386	$387,473

(1)	As noted below in the Off-balance sheet arrangements section of this MD&A, we have operating leases for mine equipment.
(2)

As noted below in the Off-balance sheet arrangements section of this MD&A, and as discussed in Note 5 – Prepaids and Other to the Notes to the Financial Statements, we have future purchase obligation for consignment inventory.

(3)

Under the Sprott Credit Agreement, we must pay interest beginning in the 13th month after the initial advance to the Lender and also pay additional interest payments commencing February 28, 2021 and ending on the maturity date. See Note 9 – Debt, Net to the Notes to the Financial Statements for additional information.

(4)	We are required to pay a 4% net profits royalty, including advance royalty payments of $120,000 in any year where mining occurs on the Crofoot claims. See Note 20 - Commitments and Contingencies.
(5)

Under the Sprott Royalty Agreement, we are required to pay a perpetual royalty equal to 1.5% of the net smelter returns from our Hycroft Mine, payable monthly. Amounts presented above incorporate estimates of our current life-of-mine plan. See Note 10 – Royalty Obligation to the Notes to the Financial Statements for additional information.

(6)

Mining operations are subject to extensive environmental regulations in the jurisdictions in which they are conducted and we are required, upon cessation of operations, to reclaim and remediate the lands that our operations have disturbed. The estimated undiscounted cash outflows of these remediation and reclamation obligations are reflected here.

(7)

Repayments of principal on debt consists of amounts due under the Sprott Credit Agreement and the Subordinated Notes. Included in the repayment of the Subordinated Notes principal is interest that has been capitalized as payable in kind on a quarterly basis, and on a monthly basis for the Sprott Credit Agreement for the first 12 months after the initial advance. See Note 9 – Debt, Net to the Notes to the Financial Statements for additional information.

Debt covenants

Our debt agreements contain representations and warranties, events of default, restrictions and limitations, reporting requirements, and covenants that are customary for agreements of these types.

The Sprott Credit Agreement contains covenants that, among other things, restrict or limit our ability to enter into encumbrances (other than Permitted Encumbrances), incur indebtedness (other than Permitted Indebtedness), dispose of our assets (other than Permitted Disposals), pay dividends, and purchase or redeem shares, as such terms are defined in the Sprott Credit Agreement. The Sprott Credit Agreement requires us to ensure that, at all times, both Working Capital and Unrestricted Cash is at least $10.0 million, and that at least every six months from May 29, 2020 (or earlier as required per the terms of the Sprott Credit Agreement) we demonstrate our ability to repay and meet all present and future obligations as they become due with a financial Model that uses consensus gold and silver prices discounted by 5.0%, as such terms are defined in the Sprott Credit Agreement. The Subordinated Notes (as defined herein) include customary events of default, including those relating to a failure to pay principal or interest, a breach of a covenant, representation or warranty, a cross-default to other indebtedness, and non-compliance with security documents.

As of June 30, 2020, the Company was in compliance with all covenants.

As discussed in Note 2 – Summary of Significant Accounting Policies to the Notes to the Financial Statements, our ability to continue as a going concern is contingent upon achieving our sales, production, cost, and other operating targets, as well as the success of a future financing transaction to provide additional capital financing for working capital and construction of its leach pad. Additionally, if we are unable to achieve our targets and obtain financing in the future then we may no longer be able to stay in compliance with all covenants discussed above (See also, Item 1A. Risk Factors).

Off-balance sheet arrangements

As of June 30, 2020, our off-balance sheet arrangements consisted of operating lease agreements (see Note 20 – Commitment and Contingencies to our Notes to the Financial Statements), a net profit royalty arrangement (see Note 20 – Commitment and Contingencies to the Notes to the Financial Statements), and a future purchase obligation for consignment inventory (see Note 5 – Prepaids and Other to the Notes to the Financial Statements).

Accounting Developments

For a discussion of any recently issued and/or recently adopted accounting pronouncements, see Note 2 – Summary of Significant Accounting Policies to the Notes to the Financial Statements.

Critical Accounting Estimates

MD&A is based on our Financial Statements, that have been prepared in accordance with GAAP. The preparation of these statements requires us to make assumptions and estimates that affect the reported amounts. The more significant areas requiring the use of management estimates and assumptions relate to; ore on leach pads; proven and probable mineral reserves; impairment of long-lived assets; and our reclamation liability. We base our assumptions and estimates on historical experience and various assumptions that we believe to be relevant at the time our estimates are made. Actual results may differ from amounts estimated in these statements, and such difference could be material. As such, future events and their effects cannot be determined with certainty.

We consider an accounting estimate to be critical if it requires significant management judgments and assumptions about matters that are highly uncertain at the time the estimate is made and if changes in the estimate that are reasonably possible could materially impact our financial statements. Although other estimates are used in preparing our financial statements, we believe that the following accounting estimates are the most critical to understanding and evaluating our reported financial results. For information on all of our significant accounting policies, see Note 2 - Summary of Significant Accounting Policies to the Notes to the Financial Statements.

Ore on Leach Pads

Estimate Required:

The recovery of gold and silver at the Hycroft Mine is accomplished through a two-stage, heap oxidation and subsequent leaching process, the nature of which limits our ability to precisely determine the recoverable gold ounces in ore on leach pads. We estimate the quantity of recoverable gold ounces in ore on leach pads using surveyed volumes of material, ore grades determined through sampling and assaying of blastholes, and estimated recovery rates based on ore type and domain and level of oxidation actually achieved or expected to be achieved prior to leaching. The quantity of recoverable gold ounces and recovery rates varies based on ore mineralogy, ore grade, ore particle sizes and the percentage of cyanide soluble gold. The estimated recoverable gold ounces placed on the leach pads are periodically reconciled by comparing the related ore to the actual gold ounces recovered (metallurgical balancing). The ultimate recoverable gold ounces or life-of-mine recovery rate is unknown until mining operations cease. A change in the recovery rate or the quantity of recoverable gold ounces in our stockpiles or ore on leach pads could materially impact our financial statements.

Impact of Change in Estimate:

Changes in recovery rate estimates or estimated recoverable gold ounces that do not result in write-downs are accounted for on a prospective basis. If a write-down is required, ore on leach pads would be adjusted to market values before prospectively accounting for the remaining costs and revised estimated recoverable gold ounces. During the three and six months ended June 30, 2020, based on our metallurgical balancing results, we determined that 6,512 and 10,492 ounces of gold, respectively, that had been placed on the leach pads were no longer recoverable and wrote-off these ounces. For the three and six months ended June 30, 2020, we recognized write-downs of production inventories, which included production costs of $10.2 million and $16.7 million, respectively, and capitalized depreciation and amortization costs of $0.7 million and $1.3 million, respectively. The write-off of these ounces was primarily due to mismanagement of the oxidation process and not properly adjusting variables in the oxidation process for changes in the ore type based on domain. As a result, we determined that we would recover fewer ounces than planned of the mismanaged sections of the leach pads.

At June 30, 2020, if our estimate of recoverable gold ounces on the leach pad decreased by 2.5% or 5.0%, recoverable gold ounces in ore on leach pads would decrease by approximately 446 ounces or 891 ounces, respectively, which would require a write-down of $0.7 million or $1.4 million, respectively, of our ore on leach pad costs before prospectively accounting for the remaining costs. A 2.5% or 5.0% increase to our estimate of recoverable gold ounces in ore on leach pads would increase the estimated recoverable ounces by the aforementioned amounts and reduce our weighted average cost per ounce by approximately $39 per ounce or $75 per ounce, respectively, which would be accounted for on a prospective basis.

Proven and Probable Mineral Reserves

Estimate Required:

Proven and probable mineral reserves are the part of a mineral deposit that can be economically and legally extracted or produced at the time of the reserve determination. Our mineral reserve estimates are calculated in accordance with subpart 1300 of Regulation S-K under the Modernization of Property Disclosures for Mining Registrants of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Estimated recoverable gold ounces in our proven and probable reserves at the Hycroft Mine are used in units-of-production amortization calculations and are the basis for future cash flow estimates utilized in impairment calculations. When determining proven and probable reserves, we must make assumptions and estimates of future commodity prices and demand, the mining methods we use and intend to use in the future, and the related costs incurred to develop, mine, and process our reserves. Our estimates of recoverable gold ounces in proven and probable reserves are prepared by and are the responsibility of our employees. Any change in estimate or assumption used to determine our proven and probable ore reserves could change our estimated recoverable gold ounces in such reserves, which may have a material impact on our financial statements.

Impact of Change in Estimate:

Our proven and probable mineral reserves are periodically updated, usually on an annual basis. Estimated recoverable gold ounces used in our units-of-production amortization and impairment calculations are based on proven and probable ore reserves that were determined as of June 30, 2019 using gold and silver selling prices of $1,200 per ounce and $16.50 per ounce, respectively. Resulting changes in estimates of recoverable gold ounces are used in our units-of-production calculations and impairment calculations on a prospective basis.

Impairment of Long-Lived Assets

Estimate Required:

Our long-lived assets consist of plant, equipment, and mine development. We review and evaluate our long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Events that may trigger a test for recoverability include, but are not limited to, significant adverse changes to projected revenues, costs, or future expansion plans or changes to federal and state regulations (with which we must comply) that may adversely impact our current or future operations. An impairment is determined to exist if the total projected future cash flows on an undiscounted basis are less than the carrying amount of a long-lived asset group. An impairment loss is measured and recorded based on the excess carrying value of the impaired long-lived asset group over fair value.

To determine fair value, we use a discounted cash flow model based on quantities of estimated recoverable minerals and incorporate projections and probabilities involving metal prices (considering current and historical prices, price trends, and related factors), production levels, operating and production costs, and the timing and capital costs of expansion and sustaining projects, all of which are based on life-of-mine plans. The term “recoverable minerals” refers to the estimated amount of gold and silver that will be sold after taking into account losses during ore processing and treatment. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. Our estimates of future cash flows are based on numerous assumptions, which are consistent or reasonable in relation to internal budgets and projections, and actual future cash flows may be significantly different than the estimates, as actual future quantities of recoverable gold and silver, metal prices, operating and production costs, and the timing and capital costs of expansion and sustaining projects are each subject to significant risks and uncertainties.

Impact of Change in Estimate

The estimates and assumptions used in our impairment test as of June 30, 2020 were based on the Hycroft Technical Report, which was effective as of July 31, 2019. The Hycroft Technical Report was prepared using prices of $1,200 per ounce for gold and $16.50 per ounce for silver, which when using sales prices of $1,300 per ounce for gold and $17.33 per ounce for silver, resulted in an after tax net present value of $2.1 billion. We compared the estimated after tax net present value of $2.1 billion to the carrying value of our plant, equipment, and mine development of $42.3 million, and given the large surplus between the estimated after tax net present value of the Hycroft Mine and the carrying value of our plant, equipment, and mine development a change in the estimates used in the Hycroft Technical Report would be unlikely to result in an impairment as of June 30, 2020.

Reclamation Liability

Estimate Required:

We will be required to perform reclamation activity at the Hycroft Mine in the future. As a result of this requirement, a reclamation liability has been recorded on our condensed consolidated balance sheets that is based on our expectation of the costs that will be incurred years in the future. Any underestimate or unanticipated reclamation costs or any changes in governmental reclamation requirements could require us to record or incur additional reclamation costs. Reclamation liabilities are accrued when they become known, are probable and can be reasonably estimated. Whenever a previously unrecognized reclamation liability becomes known, or a previously estimated reclamation cost is increased, the amount of that liability and additional cost will be recorded at that time and could materially reduce our consolidated net income attributable to stockholders.

Impact of Change in Estimate:

Based on our current mine plan, no significant reclamation activity will be made until 2047. However, if the significant reclamation activity were to begin in 2042 or 2045 our reclamation liability would increase by approximately $1.3 million and approximately $0.4 million, respectively.

Cautionary Statement Regarding Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Exchange Act, and the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the SEC, all as may be amended from time to time. All statements, other than statements of historical fact, included herein or incorporated by reference, that address activities, events or developments that we expect or anticipate will or may occur in the future, are forward-looking statements, including but not limited to such things as:

The words “estimate”, “plan”, “anticipate”, “expect”, “intend”, “believe”, “project”, “target”, “budget”, “may”, “can”, “will”, “would”, “could”, “should”, “seeks”, or “scheduled to”, or other similar words, or negatives of these terms or other variations of these terms or comparable language or any discussion of strategy or intentions identify forward-looking statements. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefit of the “safe harbor” provisions of such laws. These statements involve known and unknown risks, uncertainties, assumptions, and other factors which may cause our actual results, performance or achievements to be materially different from any results, performance, or achievements expressed or implied by such forward-looking statements. Forward-looking statements are based on current expectations. Important factors that could cause actual results, performance, or achievements to differ materially from those in the forward-looking statements include, but are not limited to:

Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. Although we base these forward-looking statements on assumptions that we believe are reasonable when made, we caution you that forward-looking statements are not guarantees of future performance and that our actual results, performance or achievements may differ materially from those made in or suggested by the forward-looking statements contained in this Quarterly Report on Form 10-Q. In addition, even if our results, performance, or achievements are consistent with the forward-looking statements contained in this Quarterly Report on Form 10-Q, those results, performance or achievements may not be indicative of results, performance or achievements in subsequent periods.

Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Any forward-looking statements that we make in this Quarterly Report on Form 10-Q speak only as of the date of those statements, and we undertake no obligation to update those statements or to publicly announce the results of any revisions to any of those statements to reflect future events or developments. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should only be viewed as historical data.

Please see “Risk Factors” in our other reports filed with the U.S. Securities and Exchange Commission (the “SEC”), including our Periodic Report on Form 8-K12B filed on June 4, 2020 and Item 1A. Risk Factors to this Quarterly Report on Form 10-Q for more information about these and other risks. These risks may include the following and the occurrence of one or more of the events or circumstances alone or in combination with other events or circumstances, may have a material adverse effect on our business, cash flows, financial condition and results of operations. Important factors and risks that could cause actual results to differ materially from those in the forward-looking statements include, among others:

Industry-related risks including:

●	Fluctuations in the price of gold and silver;

●	Uncertainties concerning estimates of reserves and mineralized material;

●	Uncertainties relating to the COVID-19 pandemic;

●	The intense competition within the mining industry and state of Nevada;

●	The inherently hazardous nature of mining activities, including environmental risks;

●	Our insurance may not be adequate to cover all risks associated with our business, or cover the replacement costs of our assets;

●	Potential effects on our operations of U.S. federal and state governmental regulations, including environmental regulation and permitting requirements;

●	Cost of compliance with current and future government regulations;

●	Uncertainties relating to obtaining or retaining approvals and permits from governmental regulatory authorities;

●	Potential challenges to title in our mineral properties;

●	Risks associated with proposed legislation in Nevada that could significantly increase the costs or taxation of our operations; and

●	Changes to the climate and regulations and pending legislation regarding climate change.

Business-related risks including:

●	Risks related to our liquidity and going concern considerations;

●	Risks related to the heap leaching process at the Hycroft Mine and estimates of production;

●	Our ability to achieve our estimated production and sales rates and stay within our estimated operating and production costs and capital expenditure projections;

●	Risks related to our limited experience with a largely untested process of oxidizing and heap leaching sulfide ores;

●	The decline of our gold and silver production;

●	Risks related to our reliance on one mine with a new process;

●	The decline of our gold and silver production;

●	Risks related to our reliance on one mine with a new process;

●	Uncertainties and risks related to our reliance on contractors and consultants;

●	Uncertainties related to our ability to replace and expand our ore reserves;

●	The costs related to our land reclamation requirements;

●	Availability and cost of equipment, supplies, energy, or commodities;

●	The commercial success of, and risks relating to, our development activities;

●	Risks related to slope stability;

●	Our ability to raise capital on favorable terms or at all;

●	Risks related to our substantial indebtedness, including cross acceleration and our ability to generate sufficient cash to service our indebtedness;

●	Uncertainties resulting from the possible incurrence of operating and net losses in the future;

●	Risks related to disruption of our business due to the historical chapter 11 proceedings;

●	The loss of key personnel or our failure to attract and retain personnel;

●	Risks related to technology systems and security breaches;

●	Risks related to current and future legal proceedings;

●	Our current intention or future decisions whether or not to use streaming or forward-sale arrangements;

●	Risks associated with possible future joint ventures; and

●	Risks that our principal stockholders will be able to exert significant influence over matters submitted to stockholders for approval.

Risks related to our Common Stock and warrants, including:

●	Volatility in the price of our common stock;

●	Risks related to a lack of liquidity in the trading of our common stock;

●	Potential declines in the value of our common stock due to substantial future sales of our common stock and/or warrants;

●	Dilution of your investment;

●	We do not intend to pay cash dividends; and

●	Anti–takeover provisions could make a third party acquisition of us difficult.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As the Company qualifies as smaller reporting company under Item 10(f) of Regulation S-K, quantitative and qualitative disclosures about market risk are not required, and such are omitted from this filing.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Hycroft Mining Holding Company management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act as of June 30, 2020. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us, including our consolidated subsidiaries, in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure and is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2020 to provide such reasonable assurance.

Our management, including our Chief Executive Officer and Chief Financial Officer, believes that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must consider the benefits of controls relative to their costs. Inherent limitations within a control system include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by unauthorized override of the control. While the design of any system of controls is to provide reasonable assurance of the effectiveness of disclosure controls, such design is also based in part upon certain assumptions about the likelihood of future events, and such assumptions, while reasonable, may not take into account all potential future conditions. Accordingly, because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be prevented or detected.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we are involved in various legal actions related to our business, some of which are class action lawsuits. We do not believe, based on currently available information, that contingencies related to any pending or threatened legal matter will have a material adverse effect on our financial statements, although a contingency could be material to our results of operations or cash flows for a particular period depending on our results of operations and cash flows for such period. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

ITEM 1A. RISK FACTORS

Due to uncertainty surrounding the our ability to achieve sales, production, cost and other operating targets, as well as its ability to consummate a future financing transaction to provide additional working capital and to fund construction of a new leach pad, substantial doubt exists as to its ability to continue as a going concern. Our plans to alleviate the substantial doubt about its ability to continue as a going concern may not be successful, and we may be forced to limit our business activities or be unable to continue as a going concern, which would have a material adverse effect on our results of operations and financial condition.

The Financial Statements included herein have been prepared on a “going concern” basis, which contemplates the presumed continuation of the Company even though events and conditions exist that, when considered individually or in the aggregate, raise substantial doubt about our ability to continue as a going concern because it is probable that, without additional capital injections, we will be unable to meet our obligations as they become due within one year after the date that these financial statements were issued.

For the six months ended June 30, 2020, we incurred a net loss of $84.4 million and the cash used in operating activities was $57.6 million. As of June 30, 2020, we had available cash on hand of $47.3 million, working capital of $68.0 million, total liabilities of $195.4 million, and an accumulated deficit of $468.8 million. Although we recently completed the Recapitalization Transaction with MUDS, using our internal forecasts and cash flow projection models, we now project that there will be insufficient cash to meet our future obligations as they become due or ramp up our Mine's operations from current levels or to levels which are contemplated by the 2019 Hycroft Technical Report.

Our ability to continue as a going concern is contingent upon achieving sales, production, cost, and other operating targets, as well as the success of a future financing transaction to provide additional capital financing for working capital and construction of a new leach pad. We are currently working to secure additional financing or capital that could allow us to complete the construction of a new leach pad and continue to ramp up our operations; however, as of the date of this filing, we have no commitment from any party to provide additional financing or capital. We can provide no assurance that any such financing or capital will be available, or if available, that its terms will be favorable or acceptable to us. If we are unable to secure such additional financing or capital on terms favorable to us, we may be forced to limit our business activities or be unable to continue as a going concern, which would have a material adverse effect on our results of operations, financial condition, and liquidity.

In addition, our Financial Statements contained herein do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of any liabilities or any other adjustments that might be necessary should we be unable to continue as a going concern. As such, recorded amounts in these financial statements (including without limitation, stockholders’ equity) have been prepared in accordance with GAAP on a historical-cost basis, as required, which do not reflect or approximate the current fair value of our assets or management’s assessment of our overall enterprise or equity value. As a result, the amounts recorded for such assets, liabilities and adjustments as of the date of the Financial Statements herein may not be indicative of the values in the future which could be materially impacted if we do not secure additional funding or capital.

Our ability to continue as a going concern is dependent on, among other things, generating profitable operating results, obtaining additional financing, having sufficient liquidity, and maintaining compliance with the covenants and other requirements under the Sprott Credit Agreement and the Subordinated Notes. As of June 30, 2020, we had recorded $139.0 million of debt on our condensed consolidated balance sheets, comprised of $63.1 million under the Sprott Credit Agreement and $80.7 million outstanding under Subordinated Notes. The documents governing these obligations contain various operating and financial covenants, the breach of which would result in a default under such agreements, and in certain cases, cross-defaults under other agreements. As of June 30, 2020, we were in compliance with all applicable indebtedness covenants but no assurances can be given that such compliance will continue if we are unable to secure additional financing or capital. If we default under such indebtedness, it would have a material adverse impact on our operations, financial condition and results of operations. In addition, the terms of any additional financing or capital available to us may not be permitted under the Sprott Credit Agreement and the Subordinated Notes and/or we may be unable to obtain waivers of such covenants to allow us to secure additional financing or capital, which events would have a material adverse impact on our results of operations, financial condition and liquidity.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 29, 2020 in connection with the Recapitalization Transaction and pursuant to the terms of the Exchange Agreement, dated as of January 13, 2020 by and among MUDS Acquisition Sub, Inc., Hycroft Mining Corporation and certain investment funds affiliated with or management by Mudrick Capital Management, L.P., Whitebox Advisors LLC, Highbridge Capital Management, LLC, Aristeia Capital, LLC and Wolverine Asset Management, LLC, the holders of Seller's previously outstanding 1.5 Lien Notes and Excess Notes (as such notes are defined in the Note 9 -Debt, Net to the Notes to Financial Statements contained in this report) transferred and exchanged $208.7 million, in aggregate principal amount, of 1.5 Lien Notes and Excess Notes to Acquisition Sub in exchange for 20,871,236 shares of our common stock valued at $10.00 per share.

On May 29, 2020, in connection with the closing of the Recapitalization Transaction, Mudrick Capital Acquisition Holdings LLC, pursuant to the Forward Purchase Contract, dated January 24, 2018, between Mudrick Capital Acquisition Corporation and Mudrick Capital Acquisition Holdings LLC, purchased, in a private placement for gross proceeds of $25.0 million, 3.125 million shares of our common stock and 2.5 million warrants on substantially the same terms as our private placement warrants.

On May 29, 2020, in connection with the closing of the Recapitalization Transaction, we issued 7.6 million shares of our common stock pursuant to those certain Subscription/Backstop Agreements, dated as of January 13, 2020, by and among the Company and the Initial Subscribers (defined below), as amended on May 28, 2020, and issued 3,249,999 PIPE warrants to the Initial Subscribers in the private investment. The PIPE warrants have substantially the same terms as the private placement warrants.  The Initial Subscribers are investment funds affiliated with or managed by Mudrick Capital Management, L.P., Whitebox Advisors LLC, Highbridge Capital Management, LLC, Aristeia Capital, LLC and Woverine Asset Management, LLC (together with any permitted assigns under the Subscription/Backstop Agreements).

On May 29, 2020, at the consummation of the Recapitalization Transaction, we (1) assumed the Initial Sprott Credit Agreement pursuant to the terms of the Purchase Agreement, dated as of January 13, 2020, by and among Mudrick Capital Acquisition Corporation, MUDS Acquisition Sub, Inc. and Hycroft Mining Corporation, as amended; (2) entered into the Sprott Credit Agreement; (3) borrowed $70.0 million under such facility; and (4) issued to Lender 496,634 shares of our common stock equal to approximately 1.0% of our post-closing shares of common stock outstanding.

On May 29, 2020, at the consummation of the Recapitalization Transaction, we issued 44,395 shares of our common stock to Cantor Fitzgerald & Co.(“Cantor”) pursuant to the Underwriting Agreement, dated as of February 7, 2018 between the Company and Cantor, as representatives of the several underwriters, as amended, as partial payment of Cantor’s deferred underwriting commission.

No underwriting discounts or commissions were paid with respect to such sales. All securities set forth above were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act and each purchaser was an accredited investor at the time of such purchase for purposes of Rule 501 of Regulation D.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Safety and health is our highest priority, which is why we have a mandatory mine safety and health program that includes employee and contractor training, risk management, workplace inspection, emergency response, accident investigation and program auditing. We consider this program to be essential at all levels to ensure that our employees, contractors, and visitors are always in an environment that is safe and healthy.

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this Quarterly Report on Form 10-Q.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)	Exhibits

Exhibit Number	Description
2.1

Purchase Agreement, dated as of January 13, 2020, by and among Mudrick Capital Acquisition Corporation, MUDS Acquisition Sub, Inc. and Hycroft Mining Corporation (Incorporated by reference to Exhibit 2.1. to the Registrant’s Form 8-K, filed with the SEC on January 14, 2020).

2.2

Amendment to Purchase Agreement, dated as of February 26, 2020, by and among Mudrick Capital Acquisition Corporation, MUDS Acquisition Sub, Inc. and Hycroft Mining Corporation (incorporated by reference to Annex A-1 to the joint proxy statement/prospectus on Form S-4 of the Registrant filed with the SEC on April 7, 2020).

3.1

Second Amended and Restated Certificate of Incorporation of Mudrick Capital Acquisition Corporation (Incorporated by reference to Exhibit 3.1 to the Registrants Form 8-K, filed with the SEC on June 4, 2020).

3.2	Amended and Restated Bylaws of Mudrick Capital Acquisition Corporation (Incorporated by reference to Exhibit 3.2 to the Registrant's Form 8-K, filed with the SEC on June 4, 2020).
4.1

Warrant Agreement, dated as of October 22, 2015, by and between Hycroft Mining Corporation, Computershare Inc. and its wholly-owned subsidiary, Computershare Trust Company N.A., a federally chartered trust company, collectively as warrant agent (Incorporated by reference to Exhibit 10.11 to the joint proxy statement/prospectus on Form S-4/A of the Registrant filed with the SEC on April 7, 2020).

4.2

Warrant Agreement, dated February 7, 2018, by and between and Mudrick Capital Acquisition Corporation and Continental Stock Transfer & Trust Company, LLC (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K, filed with the SEC on February 13, 2018).

4.3

Warrant Agreement, dated May 28, 2020, by and between Hycroft Mining Holding Corporation (f/k/a/ Mudrick Capital Acquisition Corporation) and Continental Stock Transfer & Trust Company, LLC (Incorporated by reference to Exhibit 4.3 to the Registrant's Form 8-K, filed with the SEC on June 4, 2020).

10.1

Amended and Restated Credit Agreement, dated as of May 29, 2020, by and between Hycroft Mining Holding Corporation, as borrower, MUDS Acquisition Sub, Inc., MUDS Holdco, Inc., Hycroft Resources & Development, LLC and Allied VGH LLC, as guarantors, Sprott Private Resource Lending II (Collector), LP, as lender, and Sprott Resource Lending Corp., as arranger (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K, filed with the SEC on June 4, 2020).

10.2

Sprott Royalty Agreement, dated May 29, 2020, by and between the Registrant, Hycroft Resources & Development, LLC and Sprott Private Resource Lending II (Co) Inc (Incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K, filed with the SEC on June 4, 2020).

10.3	Form of Subscription/Backstop Agreement, dated January 13, 2020, entered into by Mudrick Capital Acquisition Corporation, and certain investment funds affiliated with or managed by Mudrick Capital Management, L.P., Whitebox Advisors LLC, Highbridge Capital Management, LLC, Aristeia Capital, LLC or Wolverine Asset Management, LLC (Incorporated by reference to Exhibit 10.1/Annex K to the joint proxy statement/prospectus on Form S-4 of the Registrant, filed with the SEC on February 14, 2020).
10.4

Form of Amendment to Subscription Agreement, dated May 28,2020 entered into by Mudrick Capital Acquisition Corporation, and certain investment funds affiliated with or managed by Mudrick Capital Management, L.P.,  Whitebox Advisors LLC, Highbridge Capital Management, LLC, Aristeia Capital, LLC or Wolverine Asset Management, LLC (Incorporated by reference to Exhibit 10.4 to the Registrant's Form 8-K, filed with the SEC on June 4, 2020).

10.5

Amended and Restated Registration Rights Agreement, dated May 29, 2020, by and between Mudrick Capital Acquisition Corporation, Mudrick Capital Acquisition Holdings LLC, Cantor Fitzgerald & Co.  and the restricted stockholders (Incorporated by reference to Exhibit 10.5 to the Registrant's Form 8-K, filed with the SEC on June 4, 2020).

10.6

Form of Indemnification Agreement of the Registrant entered May 29, 2020 by Randy Buffington, John Ellis, Michael Harrison, David Kirsch, Eugene Davis, Marni Wieshofer, Thomas Weng or Stephen M. Jones (Incorporated by reference to Exhibit 10.6 to the Registrant's Form 8-K, filed with the SEC on June 4, 2020).

10.7	HYMC 2020 Performance and Incentive Pay Plan (Incorporated by reference to Exhibit 10.7 to the Registrant's Form 8-K, filed with the SEC on June 4, 2020).
10.8	Employment Agreement, dated March 15, 2019, by and between Hycroft Mining Corporation and Randy Buffington (Incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K, filed with the SEC on June 4, 2020).
10.9	Employment Agreement, dated March 15, 2019, by and between Hycroft Mining Corporation and Stephen M. Jones (Incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K, filed with the SEC on June 4, 2020).

10.10	Employment Agreement, dated March 15, 2019, by and between Hycroft Mining Corporation and Stephen M. Jones (Incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K, filed with the SEC on June 4, 2020).
10.11	Seller Support Agreement, dated as of January 13, 2020, by and among Mudrick Capital Acquisition Corporation and certain investment funds affiliated with or managed by Mudrick Capital Management, L.P., Whitebox Advisors LLC, Highbridge Capital Management, LLC, Aristeia Capital, LLC and Wolverine Asset Management, LLC (Incorporated by reference to Exhibit 10.2 to the joint proxy statement/prospectus on Form S-4 of the Registrant, filed with the SEC on February 14, 2020).
10.12	Exchange Agreement, dated as of January 13, 2020, by and among MUDS Acquisition Sub, Inc., Hycroft Mining Corporation and certain investment funds affiliated with or managed by Mudrick Capital Management, L.P., Whitebox Advisors LLC, Highbridge Capital Management, LLC, Aristeia Capital, LLC and Wolverine Asset Management, LLC, in each case, signatory thereto (Incorporated by reference to Exhibit 10.3 to the joint proxy statement/prospectus on Form S-4 of the Registrant filed with the SEC on February 14, 2020).
10.12	Omnibus Amendment to Note Purchase Agreements and Exchange Agreement, dated May 28, 2020 by and between MUDS Acquisition Sub, Inc., Hycroft Mining Corporation and certain of its direct and indirect subsidiaries and certain investment funds affiliated with or managed by Mudrick Capital Management, L.P., Whitebox Advisors LLC, Highbridge Capital Management, LLC, Aristeia Capital, LLC and Wolverine Asset Management, LLC, in each case, signatory thereto (Incorporated by reference to Exhibit 10.12 to the Registrant's Form 8-K, filed with the SEC on June 4, 2020).
10.13	Note Exchange Agreement, dated as of January 13, 2020, by and among Hycroft Mining Corporation and certain investment funds affiliated with or managed by Mudrick Capital Management, L.P., Whitebox Advisors LLC, Highbridge Capital Management, LLC, Aristeia Capital, LLC or Wolverine Asset Management, LLC, in each case, signatory thereto (Incorporated by reference to Exhibit 10.7 to the joint proxy statement/prospectus on Form S-4 of the Registrant, filed with the SEC on February 14, 2020).
10.14

Omnibus Amendment to Note Purchase Agreements and Note Exchange Agreement, dated May 28, 2020 by and between MUDS Acquisition Sub, Inc., Hycroft Mining Corporation and certain of its direct and indirect subsidiaries and certain investment funds affiliated with or managed by Mudrick Capital Management, L.P., Whitebox Advisors LLC, Highbridge Capital Management, LLC, Aristeia Capital, LLC and Wolverine Asset Management, LLC, in each case, signatory thereto (Incorporated by reference to Exhibit 10.14 to the Registrant's Form 8-K, filed with the SEC on June 4, 2020).

10.15	Parent Sponsor Letter Agreement, dated as of January 13, 2020, by and among Mudrick Capital Acquisition Holdings LLC and Mudrick Capital Acquisition Corporation (Incorporated by reference to Exhibit 10.4 to the joint proxy statement/prospectus on Form S-4 of the Registrant filed with the SEC on February 14, 2020).
10.16	Forward Purchase Contract, dated January 24, 2018, between Mudrick Capital Acquisition Corporation and Mudrick Capital Acquisition Holdings LLC (Incorporated by reference to Exhibit 10.10 to the Registrant’s registration statement on Form S-1/A, filed with the SEC on January 26, 2018).
10.17	Underwriting Agreement, dated February 7, 2018, between the Registrant and Cantor Fitzgerald & Co. as representatives of the several underwriters (Incorporated by reference to Exhibit 1.1 to the Registrant’s Form 8-K, filed with the SEC on February 13, 2018).
10.18	Amendment to Underwriting Agreement, dated as of February 12, 2020, by and among the Registrant and Cantor Fitzgerald & Co., as representatives of the several underwriters (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed with the SEC on February 14, 2020).
10.19	Restricted Stock Unit Agreement (Performance) dated as of February 20, 2019, by and between Hycroft Mining Corporation and Randy Buffington (Incorporated by reference to Exhibit 10.19 to the Registrant’s Form 8-K, filed with the SEC on June 4, 2020).
10.20	Restricted Stock Unit Agreement (Time) dated as of February 20, 2019, by and between Hycroft Mining Corporation and Randy Buffington (Incorporated by reference to Exhibit 10.20 to the Registrant’s Form 8-K, filed with the SEC on June 4, 2020).
10.21	Restricted Stock Unit Agreement (Performance) dated as of February 20, 2019, by and between Hycroft Mining Corporation and Stephen Jones (Incorporated by reference to Exhibit 10.21 to the Registrant’s Form 8-K, filed with the SEC on June 4, 2020).
10.22	Restricted Stock Unit Agreement (Time) dated as of February 20, 2019, by and between Hycroft Mining Corporation and Stephen Jones (Incorporated by reference to Exhibit 10.22 to the Registrant’s Form 8-K, filed with the SEC on June 4, 2020).
10.23

Amendment to the Restricted Stock Unit Agreement (Performance) dated as of May 29, 2020, by and between Hycroft Mining Corporation and Randy Buffington (Incorporated by reference to Exhibit 10.23 to the Registrant's Form 8-K, filed with the SEC on June 4, 2020).

10.24

Amendment to the Restricted Stock Unit Agreement (Time) dated as of May 29, 2020, by and between Hycroft Mining Corporation and Randy Buffington (Incorporated by reference to Exhibit 10.24 to the Registrant's Form 8-K, filed with the SEC on June 4, 2020).

10.25

Amendment to the Restricted Stock Unit Agreement (Performance) dated as of May 29, 2020, by and between Hycroft Mining Corporation and Stephen Jones (Incorporated by reference to Exhibit 10.25 to the Registrant's Form 8-K, filed with the SEC on June 4, 2020).

10.26

Amendment to the Restricted Stock Unit Agreement (Time) dated as of May 29, 2020, by and between Hycroft Mining Corporation and Stephen Jones (Incorporated by reference to Exhibit 10.26 to the Registrant's Form 8-K, filed with the SEC on June 4, 2020).

10.27	Restricted Stock Unit Agreement (Performance) dated as of February 20, 2019, by and between Hycroft Mining Corporation and Jeffrey Stieber (Incorporated by reference to Exhibit 10.28 to the Registrant’s Form S-1, filed with the SEC on July 13, 2020).
10.28	Restricted Stock Unit Agreement (Time) dated as of February 20, 2019, by and between Hycroft Mining Corporation and Jeffrey Stieber (Incorporated by reference to Exhibit 10.29 to the Registrant’s Form S-1, filed with the SEC on July 13, 2020).
10.29	Amendment to the Restricted Stock Unit Agreement (Performance) dated as of May 29, 2020, by and between Hycroft Mining Corporation and Jeffrey Stieber (Incorporated by reference to Exhibit 10.30 to the Registrant's Form S-1, filed with the SEC on July 13, 2020).
10.30	Amendment to the Restricted Stock Unit Agreement (Time) dated as of May 29, 2020, by and between Hycroft Mining Corporation and Jeffrey Stieber (Incorporated by reference to Exhibit 10.31 to the Registrant's Form S-1, filed with the SEC on July 13, 2020).
10.31

Transition and Succession Agreement, dated July 1, 2020, between Randy Buffington and Hycroft Mining Holding Corporation and Autar Gold Corporation (Incorporated by reference to Exhibit 10.1 to the Registrants Form 8-K, filed with the SEC on July 2, 2020).

10.32

Restricted Stock Unit Agreement (Time Vesting), dated July 1, 2020, between Randy Buffington and Hycroft Mining Holding Corporation (Incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K, filed with the SEC on July 2, 2020).

10.33

Consulting Agreement, dated July 1, 2020, between Randy Buffington and Hycroft Mining Holding Corporation (Incorporated by reference to Exhibit 10.3 tot he Registrant's Form 8-K, filed with the SEC on July 2, 2020).

Rule 13a-14(a)/15d-14(a) Certifications.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended*

Section 1350 Certifications.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

Mine Safety Disclosure Exhibits.
95.1	Mine Safety Disclosures*

Additional Exhibits.
99.1	Stakeholder Letter of Support dated August 9, 2020*
Interactive Data File.
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HYCROFT MINING HOLDING CORPORATION (Registrant)

Date: August 10, 2020	By:	/s/ Stephen M. Jones
Stephen M. Jones President and Chief Executive Officer

Date: August 10, 2020	By:	/s/ Jeffrey Stieber
Jeffrey Stieber Chief Financial Officer