Form 10-Q
period 2020-09-30
HYCROFT MINING HOLDING CORP
filed 2020-11-09
CIK 1718405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to
Commission File No. 001-38387
HYCROFT MINING HOLDING CORPORATION

(Exact name of registrant as specified in its charter)
Delaware

(State or other jurisdiction of incorporation or organization)
8181 E. Tufts Avenue, Suite 510 Denver, Colorado

(Address of Principal Executive Offices)
82-2657796

(I.R.S. Employer Identification No.)
80237

(Zip Code)
(303) 253-3267

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	HYMC	The Nasdaq Capital Market
Warrants to purchase Common Stock	HYMCW	The Nasdaq Capital Market
Warrants to purchase Common Stock	HYMCZ	The Nasdaq Capital Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No ☒
As of November 5, 2020, there were 59,743,477 shares of the Company’s common stock and no shares of the Company’s preferred stock issued and outstanding.

HYCROFT MINING HOLDING CORPORATION
Quarterly Report on Form 10-Q

HYCROFT MINING HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share amounts)

	September 30, 2020	December 31, 2019
	(unaudited)
Assets:
Cash	$11,505	$6,220
Accounts receivable	597	97
Inventories - Note 4	6,147	4,453
Ore on leach pads - Note 4	46,480	22,062
Prepaids and other - Note 5	6,639	2,648
Restricted cash - Note 6	—	3,270
Current assets	71,368	38,750
Other assets, non-current - Note 5	13,283	24,886
Plant, equipment, and mine development, net - Note 7	48,881	31,524
Restricted cash - Note 6	39,654	39,477
Total assets	$173,186	$134,637
Liabilities:
Accounts payable	$21,596	$10,746
Other liabilities, current - Note 8	3,984	3,939
Royalty obligation, current - Note 9	168	—
Debt, net, current - Note 10	2,901	553,965
Interest payable	—	846
Current liabilities	28,649	569,496
Other liabilities, non-current - Note 8	1,893	18
Royalty obligation, non-current - Note 9	29,812	—
Debt, net, non-current - Note 10	140,959	—
Asset retirement obligation, non-current - Note 11	4,654	4,374
Total liabilities	205,967	573,888
Commitments and contingencies - Note 20
Stockholders' (deficit) equity:(1) - Note 12
Common stock, $0.0001 par value; 400,000,000 shares authorized; 50,160,143 issued and outstanding at September 30, 2020; and 345,431 issued and 323,328 outstanding at December 31, 2019	5	—
Additional paid-in capital	465,103	5,187
Accumulated deficit	(497,889)	(444,438)
Total stockholders' deficit	(32,781)	(439,251)
Total liabilities and stockholders' deficit	$173,186	$134,637
(1)Retroactively restated for the reverse recapitalization as described in Note 2 - Summary of Significant Accounting Policies.
The accompanying notes are an integral part of these unaudited interim financial statements.

HYCROFT MINING HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(U.S. dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues - Note 13	$12,291	$2,707	$31,051	$2,707
Cost of sales:
Production costs	10,865	1,650	27,286	1,650
Depreciation and amortization	675	167	1,999	167
Mine site period costs - Note 4	14,230	—	34,292	—
Write-down of production inventories - Note 4	—	14,347	17,924	14,347
Total cost of sales	25,770	16,164	81,501	16,164
Operating expenses:
General and administrative	5,711	1,499	18,149	4,660
Impairment on equipment not in use - Note 5	5,331	—	5,331	—
Accretion - Note 11	93	106	280	317
Project and development	—	378	—	7,168
Pre-production depreciation and amortization	—	—	—	1,065
Care and maintenance	—	—	—	3,770
Loss from operations	(24,614)	(15,440)	(74,210)	(30,437)
Other income (expense):
Interest expense, net of capitalized interest - Note 10	(4,319)	(16,735)	(39,278)	(46,774)
Fair value adjustment to Seller Warrants - Note 18	(190)	—	(190)	—
Interest income	9	394	156	620
Loss before reorganization items and income taxes	(29,114)	(31,781)	(113,522)	(76,591)
Reorganization items	—	(311)	—	(888)
Loss before income taxes	(29,114)	(32,092)	(113,522)	(77,479)
Income taxes - Note 15	—	—	—	—
Net loss	$(29,114)	$(32,092)	$(113,522)	$(77,479)

Loss per share:
Basic - Note 16	$(0.58)	$(106.54)	$(4.92)	$(258.48)
Diluted - Note 16	$(0.58)	$(106.54)	$(4.92)	$(258.48)
Weighted average shares outstanding(1):
Basic - Note 16	50,160,080	301,213	23,059,068	299,746
Diluted - Note 16	50,160,080	301,213	23,059,068	299,746
(1)Retroactively restated for the reverse recapitalization. Refer to Note 2 - Summary of Significant Accounting Policies and Note 16 - Loss Per Share for further information.
The accompanying notes are an integral part of these unaudited interim financial statements.

HYCROFT MINING HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(U.S. dollars in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(113,522)	$(77,479)
Adjustments to reconcile net loss for the period to net cash used in operating activities:
Non-cash portion of interest expense - Note 10	34,696	39,207
Mine site period costs - Note 4	32,024	—
Write-down of production inventories - Note 4	17,924	14,347
Impairment on equipment not in use - Note 5	5,331	—
Depreciation and amortization	4,270	1,233
Stock-based compensation - Note 14	1,991	697
Salary continuation and compensation costs	1,940	—
Fair value adjustment to Seller Warrants - Note 18	190	—
Accretion - Note 11	280	317
Phantom share compensation	225	706
Amortization reduction of Sprott Royalty Obligation - Note 9	(20)	—
Changes in operating assets and liabilities:
Accounts receivable	(500)	—
Production-related inventories	(71,787)	(25,852)
Materials and supplies inventories	(2,094)	(1,072)
Prepaids and other assets, current and non-current	(2,765)	(25)
Accounts payable	6,926	4,270
Other liabilities, current and non-current	497	6
Interest payable	(818)	(450)
Net cash used in operating activities	(85,212)	(44,095)
Cash flows used in investing activities:
Additions to plant, equipment, and mine development	(19,237)	(10,809)
Net cash used in investing activities	(19,237)	(10,809)
Cash flows from financing activities:
Proceeds from private placement - Note 3	75,963	—
Proceeds from Sprott Credit Agreement - Note 3 and 10	68,600	—
Proceeds from Sprott Royalty Obligation - Note 3 and 9	30,000	—
Proceeds from forward purchase contract - Note 3	25,000	—
Proceeds from Recapitalization Transaction - Note 3	10,419	—
Proceeds from 1.25 Lien Note Issuances	44,841	51,919
Proceeds from warrant exercise	1	—
Repayment of First Lien Agreement - Note 10	(125,468)	—
Transaction and issuance costs	(15,801)	(3,075)
Repayment of Promissory Note - Note 3	(6,914)	—
Net cash provided by financing activities	106,641	48,844
Net increase (decrease) in cash and restricted cash	2,192	(6,060)
Cash and restricted cash, beginning of period	48,967	52,861
Cash, end of period	$51,159	$46,801

Reconciliation of cash and restricted cash:
Cash	$11,505	$4,963
Restricted cash - current	—	2,518
Restricted cash - non-current	39,654	39,320
Total cash and restricted cash	$51,159	$46,801
See Note 19 - Supplemental Cash Flow Information for additional details.
The accompanying notes are an integral part of these unaudited interim financial statements.

HYCROFT MINING HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (UNAUDITED)
(U.S. dollars in thousands, except share amounts)

	Common Stock(1)		Treasury Stock(1)		Additional Paid-in Capital(1)	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance at January 1, 2020	345,431	$—	22,103	$—	$5,187	$(444,438)	$(439,251)
Net loss	—	—	—	—	—	(34,618)	(34,618)
Balance at March 31, 2020	345,431	—	22,103	—	5,187	(479,056)	(473,869)
Conversion of Seller's 2.0 Lien Notes to common shares of Seller and distribution of HYMC common stock(2)	14,795,153	2	(22,103)	—	146,217	74,640	220,859
Exchange of Seller's 1.5 Lien Notes for HYMC common stock	16,025,316	2	—	—	160,252	(14,569)	145,685
Common shares issued in private placement	7,596,309	1	—	—	75,962	—	75,963
Exchange of Seller's 1.25 Lien Notes for HYMC common stock	4,845,920	—	—	—	48,459	—	48,459
Shares issued pursuant to forward purchase agreement with SPAC sponsor, including conversion of Class B shares	4,813,180	—	—	—	25,000	—	25,000
Unredeemed SPAC shares of MUDS public stockholders	1,197,704	—	—	—	3,723	—	3,723
Common shares issued pursuant to Sprott Credit Agreement	496,634	—	—	—	6,282	—	6,282
Common shares issued to underwriter	44,395	—	—	—	444	—	444
Vesting of restricted stock(3)	—	—	—	—	1,802	—	1,802
Equity issuance costs	—	—	—	—	(7,281)	—	(7,281)
Net loss	—	—	—	—	—	(49,790)	(49,790)
Balance at June 30, 2020	50,160,042	5	—	—	466,047	(468,775)	(2,723)
Shares issued	101	—	—	—	1	—	1
Stock-based compensation costs	—	—	—	—	15	—	15
Equity issuance costs	—	—	—	—	(960)	—	(960)
Net loss	—	—	—	—	—	(29,114)	(29,114)
Balance at September 30, 2020	50,160,143	$5	—	$—	$465,103	$(497,889)	$(32,781)
(1)Retroactively restated for the reverse recapitalization as described in Note 2 - Summary of Significant Accounting Policies.
(2)Includes 3,511,820 shares of HYMC common stock received by Seller that were surrendered by the Company (formerly known as Mudrick Capital Acquisition Corporation).
(3)As of September 30, 2020 there were 148,803 unissued shares underlying restricted stock units that had vested.
The accompanying notes are an integral part of these unaudited interim financial statements.

HYCROFT MINING HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (UNAUDITED)
(U.S. dollars in thousands, except share amounts)

	Common Stock(1)		Treasury Stock(1)		Additional Paid-in Capital(1)	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance at January 1, 2019	307,831	$—	17,927	$—	$5,187	$(345,543)	$(340,356)
Shares issued	10,105	—	—	—	—	—	—
Net loss	—	—	—	—	—	(23,440)	(23,440)
Balance at March 31, 2019	317,936	—	17,927	—	5,187	(368,983)	(363,796)
Share repurchased	—	—	4,176	—	—	—	—
Net loss	—	—	—	—	—	(21,947)	(21,947)
Balance at June 30, 2019	317,936	—	22,103	—	5,187	(390,930)	(385,743)
Shares issued	27,495	—	—	—	—	—	—
Net loss	—	—	—	—	—	(32,092)	(32,092)
Balance at September 30, 2019	345,431	$—	22,103	$—	$5,187	$(423,022)	$(417,835)
(1)Retroactively restated for the reverse recapitalization as described in Note 2 - Summary of Significant Accounting Policies.
The accompanying notes are an integral part of these unaudited interim financial statements.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

1. Company Overview
Hycroft Mining Holding Corporation (formerly known as Mudrick Capital Acquisition Corporation ("MUDS")) and its subsidiaries (collectively, “Hycroft”, the “Company”, “we”, “us”, “our”, "it", "HYMC", etc.) is a U.S.-based gold producer that is focused on operating and developing its wholly owned Hycroft Mine in a safe, environmentally responsible, and cost-effective manner. Gold and silver sales represent 100% of the Company’s operating revenues and the market prices of gold and silver significantly impact the Company’s financial position, operating results, and cash flows. The Hycroft Mine is located in the state of Nevada and the corporate office is located in Denver, Colorado.
During the second quarter of 2019, the Company restarted open pit mining operations at the Hycroft Mine, and, during the third quarter of 2019, produced and sold gold and silver, which it has continued to do on an approximate weekly basis since restarting. As part of the 2019 restart of mining operations, existing equipment was re-commissioned, including haul trucks, shovels and a loader, upgrades were made to the crushing system and new leach pad space was added to the existing leach pads. During 2020, the Company continued to increase its operations by mining more tons, procuring additional mobile equipment rentals, and increasing its total headcount. Through May 29, 2020, the Company obtained all of its financing from related party debt issuances (see Note 21 - Related Party Transactions), which were extinguished in connection with the Recapitalization Transaction with MUDS (discussed below).
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
Recapitalization Transaction with MUDS
As discussed in Note 3 - Recapitalization Transaction, on May 29, 2020, pursuant to the Purchase Agreement (defined herein), Seller completed a business combination Recapitalization Transaction with MUDS, a publicly-traded blank check special purpose acquisition corporation or “SPAC,” and Acquisition Sub (as each of such terms are defined herein). The Recapitalization Transaction was completed upon receiving regulatory approvals and stockholder approvals from each of MUDS and Seller. Following the close of the Recapitalization Transaction, MUDS and the entities purchased from Seller were consolidated under Hycroft Mining Holding Corporation, by amending and restating the Company's certificate of incorporation to reflect the Company’s change in name. Pursuant to the consummation of the Recapitalization Transaction, the shares of common stock of Hycroft Mining Holding Corporation were listed on the Nasdaq Stock Market under the ticker symbol “HYMC”.  Upon closing of the Recapitalization Transaction, the Company’s unrestricted cash available for use totaled $68.9 million, and the number of shares of HYMC common stock issued and outstanding totaled 50,160,042. In addition, upon closing, the Company had 34,289,999 outstanding warrants to purchase an equal number of shares of HYMC common stock at $11.50 per share and 12,721,623 warrants to purchase 3,210,213 shares of HYMC common stock at a price of $44.82 per share.
For more information on the consummation of the Recapitalization Transaction with MUDS, see Note 3 - Recapitalization Transaction.
Recent developments
In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which continues to spread throughout the United States of America.  Efforts implemented by local and national governments, as well as businesses, including temporary closures, are expected to have adverse impacts on local, national and global economies. The Company has implemented health and safety policies for employees that follow guidelines published by the Center for Disease Control (CDC) and the Mine Safety and Health Administration (MSHA). The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic may have on the Company’s financial condition, liquidity, and future results of operations, which will depend on certain developments, including the duration and continued spread of the outbreak, and the direct and indirect impacts on our employees, vendors and customers, all of which are uncertain and cannot be fully anticipated or predicted. Since the Company's Hycroft Mine represents the entirety of its operations, any COVID-19 outbreak at the mine site could result in an entire shutdown of the Hycroft Mine

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
itself, which would negatively impact the Company's financial position, operating results, and cash flows. As of the date of these financial statements, the extent to which COVID-19 may impact our financial condition, results of operations or cash flows is uncertain, but could be material and adverse.
2. Summary of Significant Accounting Policies
Basis of presentation
These condensed consolidated interim financial statements have been prepared, without audit, in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, these financial statements do not include all information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying condensed consolidated unaudited interim financial statements include all adjustments that are necessary for a fair presentation of the interim financial position, operating results and cash flows for the periods presented.
Certain reclassifications have been made to the prior periods presented in these financial statements to conform to the current period presentation, which had no effect on previously reported total assets, liabilities, cash flows, or net loss.
References to “$” refers to United States currency.
Recapitalization Transaction
The Recapitalization Transaction (see Note 3 - Recapitalization Transaction) was accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, for financial reporting purposes, MUDS has been treated as the “acquired” company and Hycroft Mining Corporation (“Seller”) has been treated as the “acquirer”. This determination was primarily based on (1) stockholders of Seller immediately prior to the Recapitalization Transaction  having a relative majority of the voting power of the combined entity; (2) the operations of Seller prior to the Recapitalization Transaction comprising the only ongoing operations of the combined entity; (3) four of the seven members of the Board of Directors immediately following the Recapitalization Transaction were directors of Seller immediately prior to the Recapitalization Transaction; and (4) executive and senior management of Seller comprises the same for the Company.
Based on Seller being the accounting acquirer, the financial statements of the combined entity represent a continuation of the financial statements of Seller, with the acquisition treated as the equivalent of Seller issuing stock for the net assets of MUDS, accompanied by a recapitalization. The net assets of MUDS were recognized at historical cost as of the date of the Recapitalization Transaction, with no goodwill or other intangible assets recorded. Comparative information prior to the Recapitalization Transaction in these financial statements are those of Seller and the accumulated deficit of Seller has been carried forward after the Recapitalization Transaction. The shares and net loss per common share prior to the Recapitalization Transaction have been retroactively restated as shares reflecting the exchange ratio established in the Recapitalization Transaction to effect the reverse recapitalization (1 Seller share for 0.112 HYMC share). See Note 3 - Recapitalization Transaction for additional information.
Going concern
The financial statements of the Company have been prepared on a “going concern” basis, which contemplates the presumed continuation of the Company even though events and conditions exist that, when considered individually or in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern because it is probable that, without additional capital injections, the Company may be unable to meet its obligations as they become due within one year after the date that these financial statements were issued.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
For the nine months ended September 30, 2020, the Company incurred a net loss of $113.5 million and the net cash used in operating activities was $85.2 million. As of September 30, 2020, the Company had available cash on hand of $11.5 million, working capital of $42.7 million, total liabilities of $206.0 million, and an accumulated deficit of $497.9 million. Although the Company completed the Recapitalization Transaction with MUDS during the second quarter of 2020 and it also completed the Public Offering (as defined herein) (see Note 22 - Subsequent Events) on October 6, 2020, for net proceeds of approximately $83.1 million, using its internal forecasts and cash flow projection models, the Company is currently evaluating if it will have sufficient cash to meet its future obligations as they become due as the Company continues to ramp up the Hycroft Mine's operations from current levels to those which are consistent with the 2019 Hycroft Technical Report.
The Company is currently working through its budgeting process for 2021 to determine the quantum and timing of sources and uses of cash, and if additional capital resources may be required during the next twelve months. Using estimates of future production, costs, and operational metrics, at current metal spot price levels, the Company projects its monthly mine-site net operating cash flows to be at, or slightly above, break-even levels towards the end of the second quarter of 2021. However, during the second quarter of 2021, the Company will also begin remitting cash payments required pursuant to the Sprott Credit Agreement, which are currently estimated at $2.9 million over the next 12 months, and continue to incur corporate general and administrative costs.
The Company’s ability to continue as a going concern is contingent upon increasing sales, by achieving higher operating tonnages and recovery rates consistent with the Hycroft Technical Report. Additionally, the Company plant to reduce its production costs, by limiting its reliance on contractors needed to supplement its work force, enhancing its ability to monitor and control the use of reagents in the leach pad and reducing the costs of its mining fleet by increasing the availability and utilization of the fleet and reducing the maintenance costs. If the Company is not successful in achieving its plans, it may require additional financing.
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
Use of estimates
The preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in these financial statements and accompanying notes. The more significant areas requiring the use of management estimates and assumptions relate to: recoverable gold and silver on the leach pads and in-process inventories; timing of near-term ounce production and related sales; the useful lives of long-lived assets; probabilities of future expansion projects; estimates of mineral reserves; estimates of life-of-mine production timing, volumes, costs and prices; current and future mining and processing plans; environmental reclamation and closure costs and timing; deferred taxes and related valuation allowances; and estimates of fair value for asset impairments and financial instruments. The Company bases its estimates on historical experience and various assumptions that are believed to be reasonable at the time the estimate is made. Actual results may differ from amounts estimated in these financial statements, and such differences could be material. Accordingly, amounts presented in these financial statements are not indicative of results that may be expected for future periods.
Cash
Cash has historically consisted of cash balances and highly liquid investments with an original maturity of three months or less. The Company has not experienced any losses on cash balances and believes that no significant risk of loss exists with respect to its cash. As of September 30, 2020 and December 31, 2019, the Company held no cash equivalents.
Restricted cash is excluded from cash and is listed separately on the condensed consolidated balance sheets. As of September 30, 2020 and December 31, 2019, the Company held $39.7 million and $42.7 million in restricted cash, respectively. See Note 6 - Restricted Cash for additional information.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
Accounts receivable
Accounts receivable consists of amounts due from customers for gold and silver sales. The Company has evaluated the customers’ credit risk, payment history and financial condition and determined that no allowance for doubtful accounts is necessary. The entire accounts receivable balance is expected to be collected during the next twelve months.
Ore on leach pads and inventories
The Company’s production-related inventories include: ore on leach pads; in-process inventories; and doré finished goods. Production-related inventories are carried at the lower of average cost or net realizable value. Cost includes mining (ore and waste); processing; refining costs incurred during production stages; and mine site overhead and depreciation and amortization relating to mining and processing operations. Corporate general and administrative costs are not included in inventory costs. Net realizable value represents the estimated future sales price of production-related inventories computed using the London Bullion Market Association’s (“LBMA”) quoted period-end metal prices, less any further estimated processing, refining, and selling costs.
Write-downs of production inventories
The recovery of gold and silver at the Hycroft Mine is accomplished through a heap leaching process, the nature of which limits the Company’s ability to precisely determine the recoverable gold ounces in ore on leach pads. The Company estimates the quantity of recoverable gold ounces in ore on leach pads using surveyed volumes of material, ore grades determined through sampling and assaying of blastholes, crushed ore sampling, solution sampling, and estimated recovery percentages based on ore type and domain. The estimated recoverable gold ounces placed on the leach pads are periodically reconciled by comparing the related ore gold contents to the actual gold ounces recovered (metallurgical balancing). Changes in recovery rate estimates from metallurgical balancing that do not result in write-downs are accounted for on a prospective basis. When a write-down is required, production-related inventories are adjusted to net realizable value with adjustments recorded as Write-down of production inventories, which is included in Cost of sales in the condensed consolidated statements of operations. See Note 4 - Inventories for additional information on the Company's write-downs.
Mine site period costs
The Company evaluates its mine site costs incurred, which are normally recorded to the carrying value of production-related inventories, to determine if any such costs are a result of recurring or significant downtime or delays, unusually high levels of repairs, inefficient operations, overuse of processing reagents, or other costs or activities that significantly increase the cost per ounce of production-related inventories and are considered unusual. If costs are determined to meet the criteria and, therefore, cannot be recorded to the carrying value of production-related inventories, then the Company recognizes such costs in the period incurred as Mine site period costs, which is included in Cost of sales on the condensed consolidated statements of operations.
Ore on leach pads
Ore on leach pads represents ore that is being treated with a chemical solution to dissolve the contained gold and silver. Costs are added to ore on leach pads based on current mining costs, including reagents, leaching supplies, and applicable depreciation and amortization relating to mining operations. As gold-bearing materials are further processed, costs are transferred from ore on leach pads to in-process inventories at an average cost per estimated recoverable ounce of gold.
In-process inventories
In-process inventories represent gold-bearing concentrated materials that are in the process of being converted to a saleable product using a Merrill-Crowe plant or carbon in column processing method. As gold ounces are recovered from in-process inventories, costs, including conversion costs, are transferred to precious metals inventory at an average cost per ounce of gold.

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
Plant, equipment, and mine development, net
Expenditures for new facilities and equipment, and expenditures that extend the useful lives or increase the capacity of existing facilities or equipment are capitalized and recorded at cost. Such costs are depreciated using either the straight-line method over the estimated productive lives of such assets or the units-of-production method (when actively operating) at rates sufficient to depreciate such costs over the estimated proven and probable reserves as gold ounces are recovered. For equipment that is constructed by the Company, interest is capitalized to the cost of the underlying asset while being constructed until such asset is ready for its intended use. See Note 7 - Plant, Equipment, and Mine Development, Net for additional information.
Mine development
Mine development costs include the cost of engineering and metallurgical studies, drilling and assaying costs to delineate an ore body, environmental costs, and the building of infrastructure. Additionally, interest is capitalized to mine development until such assets are ready for their intended use. Any of the above costs incurred before mineralization is classified as proven and probable reserves are expensed. The Company established proven and probable mineral reserves during the second half of 2019.
Drilling, engineering, metallurgical, and other related costs are capitalized for an ore body where proven and probable reserves exist and the activities are directed at obtaining additional information on the ore body, converting non-reserve mineralization to proven and probable mineral reserves, infrastructure planning, or supporting the environmental impact statement. All other exploration drilling costs are expensed as incurred. Drilling costs incurred during the production phase for operational ore control are allocated to production-related inventories and upon the sale of gold ounces are included in Cost of sales on the condensed consolidated statements of operations.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
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
Equipment not in use
From time to time the Company may determine that certain of its property and equipment no longer fit into its strategic operating plans and may either contemplate or commence activities to sell such identified assets. The Company evaluates equipment not in use for held-for-sale classification in accordance with ASC Topic 360 Property, Plant, and Equipment ("ASC 360"). If property and equipment do not meet the held-for-sale criteria in ASC 360, but have been taken out of service for sale or were never placed into service, the carrying value of such assets is included in Other assets, non-current. In accordance with its impairment policy, the Company reviews and evaluates its equipment not in use for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. During the three months ended September 30, 2020, the Company determined that the fair value of equipment not in use was less the carrying amount and recorded an impairment loss of $5.3 million.
Assets held-for-sale
In accordance with ASC 360, an asset is considered to be held-for-sale when all of the following criteria are met: (i) management commits to a plan to sell the property; (ii) it is unlikely that the disposal plan will be significantly modified or discontinued; (iii) the property is available for immediate sale in its present condition; (iv) an active program to locate a buyer or other actions required to complete the sale of the property have been initiated; (v) sale of the asset is probable and the completed sale is expected to occur within one year; and (vi) the property is actively being marketed for sale at a price that is reasonable given its current market value.
Upon designation as an asset held-for-sale, the carrying value of the asset is recorded at the lower of its carrying value or its estimated fair value less estimated costs to sell. During the three months ended September 30, 2020, the Company determined that certain equipment not in use met the criteria to be classified as held for sale and reclassified $2.3 million of equipment not in use to assets held-for-sale, which is included in Prepaids and other.
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
To determine fair value, the Company uses a discounted cash flow model based on quantities of estimated recoverable minerals and incorporates projections and probabilities involving metal prices (considering current and historical prices, price trends, and related factors), production levels, operating and production costs, and the timing and capital costs of expansion and sustaining projects, all of which are based on life-of-mine plans. The term “recoverable minerals” refers to the estimated amount of gold and silver that will be sold after taking into account losses during ore processing and treatment. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. The Company’s estimates of future cash flows are based on numerous assumptions, which are consistent or reasonable in relation to internal budgets and projections, and actual future cash flows may be significantly different than the estimates, as actual future quantities of recoverable gold and silver, metal prices, operating and production costs, and the timing and capital costs of expansion and sustaining projects are each subject to significant risks and uncertainties. See Note 7 - Plant, Equipment, and Mine Development, Net for additional information.
During the three months ended September 30, 2020, as part of the Company's recurring quarterly analysis, the Company determined a triggering event had occurred, as the Company's operations have continued to generate negative cash flows. As a

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
result, the Company performed a recoverability test for the carrying value of its plant, equipment, and mine development at September 30, 2020, and no impairments were recorded.
Mineral properties
Mineral properties are tangible assets recorded at cost and include royalty interests, asset retirement costs, and land and mineral rights to explore and extract minerals from properties. Once a property is in the production phase, mineral property costs are amortized using the units-of-production method based upon the estimated recoverable gold ounces in proven and probable reserves at such properties. Costs to maintain mineral properties are expensed in the period they are incurred. As of September 30, 2020 and December 31, 2019, there was no recorded amounts for mineral properties.
Asset retirement obligation
The Company’s mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. The Company’s asset retirement obligation (“ARO”), consisting of estimated future mine reclamation and closure costs, may increase or decrease significantly in the future as a result of changes in regulations, mine plans, estimates, or other factors. The Company’s ARO relates to its operating property, the Hycroft Mine, and was recognized as a liability at fair value in the period incurred. An ARO, which is initially estimated based on discounted cash flow estimates, is accreted to full value over time using the expected timing of future payments through charges to Accretion in the condensed consolidated statements of operations. Resultant ARO cost assets (recorded in Mineral properties on the condensed consolidated balance sheets) are depreciated on a straight-line method over the related long-lived asset’s useful life. The Company’s ARO is adjusted annually, or more frequently if necessary, to reflect changes in the estimated present value resulting from revisions to the timing or amount of reclamation and closure costs.
Royalty obligation
The Company's royalty obligation is carried at amortized cost with reductions calculated by dividing actual gold and silver production by the estimated total life-of-mine production from proven and probable mineral reserves. Any updates to proven and probable mineral reserves or the estimated life-of-mine production profile would result in prospective adjustments to the amortization calculation used to reduce the carrying value of the royalty obligation. Amortization reductions to the royalty obligation are recorded to Production costs which is included in Cost of sales. A portion of the Company’s royalty obligation is classified as current based upon the estimated gold and silver expected to be produced over the next 12 months, using the current mine plan, and current proven and probable mineral reserves. The royalty obligation and its embedded features do not meet the requirements for derivative accounting.
Derivative instruments
The Company recognizes all derivatives as either assets or liabilities and measures those instruments at fair value. Changes in the fair value of derivative instruments, together with any gains or losses on derivative settlements and transactions, are recorded in earnings to Fair value adjustments to Seller Warrants in the period in which they occur. In estimating the fair value of derivative instruments, the Company is required to apply judgments and make assumptions that impact the amount recorded for such derivative instruments. The Company does not hold derivative instruments for trading purposes.
As of September 30, 2020, the Company’s only recorded derivative was for the Seller Warrants (as defined herein) (see Note 18 - Fair Value Measurements for additional detail).
Revenue recognition
The Company recognizes revenue for gold and silver sales when it satisfies the performance obligation of transferring inventory to the customer, which generally occurs when the refiner notifies the customer that gold has been credited or irrevocably pledged to their account, at which point the customer obtains the ability to direct the use and obtain substantially all of the remaining benefits of ownership of the asset. The transaction amount is determined based on the agreed upon sales prices and the number of ounces delivered. Concurrently, the payment date is agreed upon, which is usually within one week. The majority of sales are in the form of doré bars, but the Company also sells loaded carbon and slag, a by-product. All sales are final.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
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
Phantom shares
Non-employee members of Seller’s Board of Directors received phantom shares of stock pursuant to a Non-Employee Director Phantom Stock Plan. For grants issued during the years ended 2015 and 2016, the cash payment was equal to the fair market value of one share of common stock of Seller at the date of payment. Under the grant agreements, each phantom share vested on the date of grant and entitled the participant to a cash payment. For grants issued during 2020, 2019 and 2018, the cash payment was equal to the greater of the (1) grant date value, or (2) the fair market value of one share of common stock of Seller at the date of payment. All phantom shares issued by Seller were terminated and paid in connection with the Recapitalization Transaction. See  Note 14 - Stock-Based Compensation and Note 18 - Fair Value Measurements for additional information.
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
Income taxes
The Company accounts for income taxes using the liability method, recognizing certain temporary differences between the financial reporting basis of the Company’s liabilities and assets and the related income tax basis for such liabilities and assets. This method generates either a net deferred income tax liability or asset for the Company, as measured by the statutory tax rates in effect at the anticipated time of reversal. The Company derives its deferred income tax provision or benefit by recording the change in either the net deferred income tax liability or asset balance for the year. See Note 15 - Income Taxes for additional information.
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
As necessary, the Company also provides reserves against the benefits of uncertain tax positions taken on its tax filings. The necessity for and amount of a reserve is established by determining, based on the weight of available evidence, the amount of benefit that is more likely than not to be sustained upon audit for each uncertain tax position. The difference, if any, between the full benefit recorded on the tax return and the amount more likely than not to be sustained is recorded as a liability on the Company’s condensed consolidated balance sheets unless the additional tax expense that would result from the disallowance of the tax position can be offset by a net operating loss, a similar tax loss, or a tax credit carryforward. In that case, the reserve is recorded as a reduction to the deferred tax asset associated with the applicable net operating loss, similar tax loss, or tax credit carryforward.
Recently adopted accounting pronouncements
In August 2018, the FASB issued Accounting Standards Update ("ASU") 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurements (“ASU 2018-13”), which amends the disclosure requirements for fair value measurements in Topic 820 based on the considerations of costs and benefits.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
Under ASU 2018-13, certain disclosures were modified or eliminated, while other disclosures were added. The Company's adoption of ASU 2018-13 on January 1, 2020 did not materially affect its financial statement disclosures.
Accounting pronouncements not yet adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases ("ASU 2016-02"). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the condensed consolidated statements of operations and classification within the condensed consolidated statement of cash flows. In October 2019, the FASB issued ASU No. 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) ("ASU 2019-10") that amends the effective date of ASU 2016-02 for emerging growth companies, such that the new standard is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. As the Company qualifies as an emerging growth company, the Company plans to take advantage of the deferred effective date afforded to emerging growth companies. A modified retrospective transition approach is required to either the beginning of the earliest period presented or the beginning of the year of adoption. The Company has compiled its leases and is in the process of estimating the impact of adopting this ASU.
3. Recapitalization Transaction
Recapitalization Transaction
On May 29, 2020, the Company, formerly known as Mudrick Capital Acquisition Corporation (“MUDS”) and now known and referred to herein as HYMC, consummated a business combination transaction (the “Recapitalization Transaction”) as contemplated by a purchase agreement dated January 13, 2020, as amended on February 26, 2020 (the “Purchase Agreement”), by and among the Company, MUDS Acquisition Sub, Inc. (“Acquisition Sub”) and Hycroft Mining Corporation (“Seller”). Pursuant to the Purchase Agreement, Acquisition Sub acquired all of the issued and outstanding equity interests of the direct subsidiaries of Seller and substantially all of the other assets of Seller and assumed substantially all of the liabilities of Seller.  In conjunction with the Recapitalization Transaction, Seller’s indebtedness existing prior to the Recapitalization Transaction was either repaid, exchanged for indebtedness of HYMC, exchanged for shares of HYMC common stock or converted into shares of Seller common stock, and the Company’s post-Recapitalization Transaction indebtedness included amounts drawn under the Sprott Credit Agreement and the assumption of the newly issued Subordinated Notes (as such are defined herein).  Upon closing of the Recapitalization Transaction, the Company’s unrestricted cash available for use totaled $68.9 million, and the number of shares of HYMC common stock issued and outstanding totaled 50,160,042. In addition, upon closing, the Company had 34,289,999 outstanding warrants to purchase an equal number of shares of HYMC common stock at $11.50 per share and 12,721,623 warrants to purchase 3,210,213 shares of HYMC common stock at a price of $44.82 per share.
Prior to the Recapitalization Transaction, MUDS was a blank check special purpose acquisition corporation (“SPAC”) with no business operations and on May 29, 2020 had assets and liabilities consisting primarily of $10.4 million of cash and $6.9 million of liabilities for accounts payable, accrued expenses, and deferred underwriting fees. As described in Note 2 - Summary of Significant Accounting Policies, the Company accounted for the Recapitalization Transaction as a reverse recapitalization in which the Company’s financial statements reflect a continuation of Seller.
The material financial effects and actions arising from the Recapitalization Transaction, which are described in detail elsewhere in these financial statements, were as follows (the defined terms that follow are included elsewhere in these financial statements):
Common stock and warrant transactions
a.The Company issued, in a private placement transaction, an aggregate of 7.6 million shares of HYMC common stock and 3.25 million warrants to purchase shares of HYMC common stock at a price of $10.00 per share for aggregate gross cash proceeds of $76.0 million.
b.Pursuant to a forward purchase contract, the Company issued 3.125 million shares of HYMC common stock and 2.5 million warrants to purchase shares of HYMC common stock having substantially the same terms as the private placement warrants for gross cash proceeds of $25.0 million. The Company also converted 5.2 million shares of

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
MUDS Class B common stock into the same number of shares of HYMC common stock, of which 3.5 million shares were surrendered to Seller as transaction consideration.
c.The Company received $10.4 million of cash proceeds from the SPAC trust associated with the 1.2 million shares of MUDS Class A common stock that were not redeemed by MUDS public stockholders. Additionally, the Company has 27.9 million warrants to purchase shares of HYMC common stock at a price of $11.50 per share that were issued to MUDS public stockholders at the time of the SPAC’s initial public offering (see Note 12 - Stockholders' Equity).
d.The Company assumed the obligations with respect to 12.7 million Seller Warrants (as defined herein), which Seller Warrants became exercisable to purchase shares of HYMC common stock at an exercise price as of July 1, 2020 and September 30, 2020, of $44.82 per share (see Note 12 - Stockholders' Equity).  Since July 1, 2020, and as of September 30, 2020, each Seller Warrant was exercisable into approximately 0.2523 shares of HYMC common stock for a total of 3,210,213 shares of HYMC Common Stock.
Seller’s pre-Recapitalization Transaction indebtedness
a.Seller’s $125.5 million First Lien Agreement with the Bank of Nova Scotia, as agent, and $6.9 million Promissory Note plus accrued and unpaid interest were repaid with cash (see Note 10 - Debt, Net).
b.$48.5 million of Seller’s 1.25 Lien Notes were exchanged, and subsequently cancelled, for 4.85 million shares of HYMC common stock and the remaining $80.0 million of Seller’s 1.25 Lien Notes were exchanged for $80.0 million in aggregate principal of new Subordinated Notes of the Company (see Note 10 - Debt, Net).
c.After giving effect to the 1.5 Lien Notes’ 110% repurchase feature, $145.7 million of Seller’s 1.5 Lien Notes plus accrued and unpaid interest were exchanged, and subsequently cancelled, for 16.0 million shares of HYMC common stock (see Note 10 - Debt, Net).
d.Prior to close, a total of $221.3 million of Seller’s 2.0 Lien Notes were converted into 132.8 million shares of Seller common stock and, together with the existing 2.9 million shares of Seller’s common stock issued and outstanding, received transaction consideration of 15.1 million shares of HYMC common stock distributed by Seller, including 3.5 million surrendered shares received by Seller from MUDS (see Note 10 - Debt, Net). The consideration initially received by Seller was promptly distributed to the its stockholders on a pro rata basis pursuant to Seller’s plan of dissolution.
Sprott entity transactions
a.The Company assumed the amended Sprott Credit Agreement and was advanced $70.0 million of cash, subject to an original issue discount of 2.0% (see Note 10 - Debt, Net). Pursuant to the Sprott Credit Agreement, the Company issued approximately 0.5 million shares of HYMC common stock to the Lender, which was equal to 1.0% of the Company’s post-closing shares of HYMC common stock issued and outstanding.
b.The Company entered into the Sprott Royalty Agreement, pursuant to which the Company received $30.0 million of cash proceeds and incurred a 1.5% net smelter royalty payment obligation, payable monthly, relating to the Hycroft Mine’s monthly production (see Note 9 - Royalty Obligation).
Other items
a.Seller retained a reserve of $2.3 million in cash for use in the dissolution of Hycroft Mining Corporation.
b.A $2.5 million cash payment was made and approximately 0.04 million shares of HYMC common stock were issued to the Company’s underwriter, Cantor Fitzgerald & Co. (“Cantor”), pursuant to an underwriting agreement. Additionally, a $2.0 million payment was made to Cantor at closing in connection with shares of HYMC common stock held by Cantor, which were not redeemed from the SPAC trust balance prior to closing.
c.The Company remitted $1.8 million of cash to holders of Seller’s deferred phantom units (see Note 18 - Fair Value Measurements) and paid $7.4 million of cash for additional transaction costs.

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

	Shares	Ownership %
Former Seller stockholders and affiliated entities	48,421,309	96.5%
Former MUDS public stockholders(1)	1,197,704	2.4%
Lender to Sprott Credit Agreement	496,634	1.0%
Cantor Fitzgerald & Co.	44,395	0.1%
Total shares issued and outstanding	50,160,042	100.0%
(1)Includes 200,000 shares held by Cantor.
4. Inventories
The following table provides the components of inventories and the estimated recoverable gold ounces therein (in thousands, except ounces):

	September 30, 2020		December 31, 2019
	Amount	Gold Ounces	Amount	Gold Ounces
Materials and supplies	$4,652	—	$2,559	—
Merrill-Crowe in process	979	517	1,004	691
Carbon column in-process	213	130	478	474
Doré finished goods	303	161	412	278
Total	$6,147	808	$4,453	1,443
As of both September 30, 2020 and December 31, 2019, in-process Inventories included $0.1 million of capitalized depreciation and amortization costs.
The following table summarizes Ore on leach pads and the estimated recoverable gold ounces therein (in thousands, except ounces):

	September 30, 2020		December 31, 2019
	Amount	Gold Ounces	Amount	Gold Ounces
Ore on leach pads	$46,480	26,591	$22,062	17,019
As of September 30, 2020 and December 31, 2019 (net of write-downs discussed below), Ore on leach pads included $2.7 million and $1.8 million, respectively, of capitalized depreciation and amortization costs.
Write-down of production inventories
The estimated recoverable gold ounces placed on the leach pads are periodically reconciled by comparing the related ore contents to the actual gold ounces recovered (metallurgical balancing). During the nine months ended September 30, 2020, based on metallurgical balancing results, the Company determined that 10,492 ounces of gold (3,980 and 6,512 ounces in the first and second quarters of 2020, respectively), that had been placed on the leach pads were no longer recoverable and wrote-off these ounces. As a result, during the first nine months of 2020, the Company recognized a Write-down of production inventories on the condensed consolidated statements of operations, which included production costs of $16.7 million ($6.5 million and $10.2 million for the first and second quarters of 2020, respectively), and capitalized depreciation and amortization costs of $1.3 million ($0.6 million and $0.7 million for the first and second quarters of 2020, respectively). The write-offs of ounces during the first and second quarters of 2020 were primarily due to mismanagement of the oxidation process and improperly adjusting variables in the oxidation process for changes in the ore type based on domain, and improper solution management. As a result, we determined that we would recover less gold ounces than planned for those sections of the leach pads.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
Mine site period costs
During the three and nine months ended September 30, 2020, the Company incurred $14.2 million and $34.3 million (which included $0.8 million and $2.3 million of previously capitalized depreciation and amortization), respectively, of Mine site period costs (inclusive of depreciation and amortization expenses) that did not qualify for allocation to the Company's production-related inventories and, therefore, were expensed as incurred. Such period costs are generally the result of recurring or significant downtime or delays, unusually high levels of repairs, inefficient operations, overuse of processing reagents, or other unusual costs and activities.
5. Prepaids and Other
The following table provides the components of Prepaids and other and Other assets, non-current (in thousands):

	September 30, 2020	December 31, 2019
Prepaids and other
Prepaids	$4,127	$2,109
Assets held-for-sale	2,315	—
Deposits	197	539
Total	$6,639	$2,648

Other assets, non-current
Equipment not in use	$12,038	$19,683
Prepaid supplies consignment inventory	885	—
Royalty - advance payment	360	120
Deferred future financing costs	—	5,083
Total	$13,283	$24,886
Assets held-for-sale
During the 2020 third quarter, the Company entered into an asset purchase agreement to sell one of its SAG mills that was previously included in equipment not in use for proceeds, net of expected selling costs, of $2.3 million (the "Asset Purchase Agreement"). Pursuant to the Asset Purchase Agreement, the closing date of the sale was set to be no later than October 30, 2020. The Company determined that the SAG mill under the Asset Purchase Agreement met the criteria to be classified as held-for-sale and reclassified $2.3 million of equipment not in use within Other assets, non-current to assets held-for-sale within Other assets, current on the condensed consolidated balance sheets. Pursuant to the terms of the Sprott Credit Agreement, the Company is required to remit 50% of the net proceeds received from the sale of the SAG mill to the Lender (as such terms are defined in Note 10 - Debt, Net).
Equipment not in use
As of September 30, 2020 and December 31, 2019, equipment not in use in Other assets, non-current included ball mills, SAG mills, and related motors and components, which were purchased some time ago by a predecessor of the Company. During the nine months ended September 30, 2020, the Company engaged an international equipment broker to advertise equipment not in use for potential sale. There is a limited market for the Company's equipment not in use and any potential purchase would likely be subject to technical and commercial due diligence by the purchaser, as well as approval by the Company's Board of Directors. As such, the equipment not in use is not classified as held-for-sale, as it is uncertain if the Company will sell any of the equipment within one year or if the Company will elect to sell such equipment at all, and, as a result, equipment not in use is included in Other assets, non-current. As of September 30, 2020, the Company determined that the carrying amount of certain equipment not in use was higher than its fair value and such assets were written down to estimated fair value less costs to sell, which resulted in an impairment loss of $5.3 million reported within Impairment on equipment not in use on the condensed consolidated statements of operations.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
Prepaid supplies consignment inventory
The Company has an inventory consignment agreement with a supplier of crusher parts that requires the supplier to maintain a specified inventory of replacement parts and components that are exclusively for purchase and use at the Hycroft Mine. As part of the agreement, the Company is required to make certain payments in advance of receiving such consignment inventory at the mine site. The Company records advance payments as prepaid supplies inventory within Other assets, non-current until such inventory is received and the amounts are reclassified to Inventories.
6. Restricted Cash
The following table provides the components of restricted cash (in thousands):

	September 30, 2020	December 31, 2019
Asset retirement obligation surety bonds (collateralized obligation)	$39,654	$39,477
First Lien Agreement restricted cash - Note 10	—	3,270
Total	$39,654	$42,747
As of September 30, 2020, the Company's asset retirement obligation was secured with surety bonds totaling $59.9 million, which were partially collateralized by the restricted cash shown above. Restricted cash from Seller's First Lien Agreement was released on May 29, 2020 when such indebtedness was repaid in conjunction with the Recapitalization Transaction (see Note 3 - Recapitalization Transaction).
7. Plant, Equipment, and Mine Development, Net
The following table provides the components of plant, equipment, and mine development, net (in thousands):

	Depreciation Life or Method	September 30, 2020	December 31, 2019
Leach pads	Units-of-production	$17,431	$17,419
Process equipment	5 - 15 years	15,962	14,770
Buildings and leasehold improvements	10 years	10,507	10,507
Mine equipment	5 - 7 years	5,105	4,716
Vehicles	3 - 5 years	843	136
Furniture and office equipment	7 years	317	129
Mine development	Units-of-production	756	119
Construction in progress and other		21,616	936
		$72,537	$48,732
Less: accumulated depreciation and amortization		(23,656)	(17,208)
Total		$48,881	$31,524
During the nine months ended September 30, 2020, new processing equipment was placed into service, construction of the restart leach pads was completed, and construction of a new larger leach pad began, which comprised substantially all of the construction in progress as of September 30, 2020.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
8. Other Liabilities
The following table summarizes the components of Other liabilities, current and Other liabilities, non-current (in thousands):

	September 30, 2020	December 31, 2019
Other liabilities, current
Compensation and benefits continuation obligation - Note 14	$2,223	$1,210
Accrued salaries, benefits, and bonus	1,761	1,139
Accrued compensation for phantom shares - Note 14	—	1,590
Total	$3,984	$3,939

Other liabilities, non-current
Compensation and benefits continuation obligation - Note 14	$1,388	$—
Warrant liability - Notes 12 and 18	208	18
Payroll tax liability	297	—
Total	$1,893	$18

Salary continuation payments
The Company has entered into separation agreements with former executives that provide for, among other things, continuation of such former executives' salaries and certain benefits for periods of 18-24 months from the date of separation.
9. Royalty Obligation
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
The Company has the right to repurchase up to 33.3% (0.5% of the 1.5% royalty) of the royalty on each of the first and second anniversaries from May 29, 2020. The Sprott Royalty Agreement is secured by a first priority lien on certain property of the Hycroft Mine, including: (1) all land and mineral claims, leases, interests, and rights; (2) water rights, wells, and related infrastructure; and (3) stockpiles, buildings, structures, and facilities affixed to, or situated on, the Hycroft Mine, which ranks senior to security interests and liens granted pursuant to the Sprott Credit Agreement. In addition to the terms generally described above, the Sprott Royalty Agreement contains other terms and conditions commonly contained in royalty agreements of this nature.
During the three and nine months ended September 30, 2020, the Company recorded amortization of the royalty obligation of approximately $5,300 and $19,800, respectively. As of September 30, 2020, $0.2 million of the royalty obligation was recorded as a current liability based upon the estimated gold and silver expected to be produced over the next 12 months, using the current mine plan, and current proven and probable mineral reserves.
10. Debt, Net
Debt covenants
The Company’s debt agreements contain representations and warranties, events of default, restrictions and limitations, reporting requirements, and covenants that are customary for agreements of these types.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
The Sprott Credit Agreement (as defined herein) contains covenants that, among other things, restrict or limit the ability of the Company to enter into encumbrances (other than Permitted Encumbrances), incur indebtedness (other than Permitted Indebtedness), dispose of its assets (other than Permitted Disposals), pay dividends, and purchase or redeem shares, as such terms are defined in the Sprott Credit Agreement. The Sprott Credit Agreement requires the Company to ensure that, at all times, both its Working Capital and Unrestricted Cash are at least $10.0 million, and that at least every six months from May 29, 2020 (or earlier as required per the terms of the Sprott Credit Agreement) it demonstrates its ability to repay and meet all present and future obligations as they become due with a financial Model that uses consensus gold and silver prices discounted by 5.0%, as such terms are defined in the Sprott Credit Agreement. The Subordinated Notes (as defined herein) include customary events of default, including those relating to a failure to pay principal or interest, a breach of a covenant, representation or warranty, a cross-default to other indebtedness, and non-compliance with security documents.
As of September 30, 2020, the Company was in compliance with all covenants.
Debt balances
The following table summarizes the components of debt (in thousands):

	September 30, 2020	December 31, 2019
Debt, net, current:
Sprott Credit Agreement(1)	$2,901	$—
2.0 Lien Notes	—	208,411
1.5 Lien Notes	—	137,050
First Lien Agreement	—	125,468
1.25 Lien Notes	—	77,212
Promissory Note	—	6,773
Less, debt issuance costs(2)	—	(949)
Total	$2,901	$553,965

Debt, net, non-current:
Subordinated Notes	$82,729	$—
Sprott Credit Agreement	62,739	—
Less, debt issuance costs	(4,509)	—
Total	$140,959	$—
(1)Amount represents $0.5 million of additional interest plus 2.5% of the Company's outstanding debt balance as of September 30, 2020 under the Sprott Credit Agreement.
(2)For purposes of presentation, debt issuance costs and discounts are included in the non-current portion of the debt balance.
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
As it relates to the $62.3 million initially recorded for the Sprott Credit Agreement on the May 29, 2020 closing of the Recapitalization Transaction, the Company recorded $70.0 million for the stated amount of the borrowing itself, $9.3 million

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
for the additional interest payment obligation, and a $17.0 million discount (inclusive of the $1.4 million original issuance discount), which will be amortized to Interest expense, net of capitalized interest using the effective interest method over the term of the Sprott Credit Agreement. As of September 30, 2020, the interest rate charged on the outstanding principal balance of the Sprott Credit Agreement was 8.5%. Using the closing price of $12.65 per share of common stock on the Recapitalization Transaction date, the Company also recorded $6.3 million to Additional paid-in capital for the 496,634 shares of HYMC common stock issued to the Lender.
Advances under the Sprott Credit Agreement bear interest monthly at a floating rate equal to 7.0% plus the greater of (i) U.S. Dollar three-month LIBOR and (ii) 1.5%, per annum, accruing daily and compounded monthly. For a period of twelve (12) months following the May 29, 2020 initial advance date, no cash payments of interest or principal will be due, with 100% of interest accruing and being capitalized on a monthly basis to the outstanding principal balance of the Sprott Credit Agreement. Additionally, for each three-month period commencing on February 28, 2021 and ending on the maturity date, the Company shall pay Lender additional interest on the last business day of such three-month period, calculated according to a formula set forth in the Sprott Credit Agreement and currently equal to $0.5 million per quarter ($9.3 million in total over the life of the Sprott Credit Agreement). Upon a prepayment of the entire Sprott Credit Agreement, all remaining additional interest payments and all remaining and yet unpaid additional interest must be prepaid as well.
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
Subordinated Notes
In connection with the business combination and pursuant to a 1.25 Lien Exchange Agreement, on May 29, 2020, the Company assumed $80.0 million in aggregate principal amount of Seller’s 1.25 Lien Notes that were exchanged as part of the Recapitalization Transaction (the "Subordinated Notes”). The Subordinated Notes are secured and subordinate in priority to the obligations under the Sprott Credit Agreement. The Subordinated Notes bear interest at a rate of 10.0% per annum, payable in-kind on a quarterly basis. The principal on the New Subordinated Notes is due December 1, 2025.
2.0 Lien Notes
As discussed in Note 3 - Recapitalization Transaction, on May 29, 2020, $221.3 million of Seller's 2.0 Lien Notes were converted into shares of Seller common stock which, along with all of Seller's other stockholders, as part of Sellers's plan of dissolution, received a pro rata distribution of HYMC common stock from Seller that was received by Seller as consideration from MUDS. The Company recorded a $74.6 million gain recorded directly to retained earnings upon Seller's distribution of 14,795,153 shares of HYMC common stock to Seller's former 2.0 Lien Note holders, which represented the difference between the carrying value of the 2.0 Lien Notes and the value of the HYMC common stock received as consideration by Seller's former 2.0 Lien Note holders. The 2.0 Lien Notes bore interest at a rate of 15.0% per annum, payable in-kind on a quarterly basis, through the issuance of additional 2.0 Lien Notes. The 2.0 Lien Notes were converted into Seller common stock at a conversion price of $1.67 per share. While outstanding, the obligations under the 2.0 Lien Notes and the guarantees by the guarantors in respect thereof were secured by liens on substantially all assets of the Company and the guarantors, subject to the priority of the liens that secured the obligations under the First Lien Agreement, the 1.25 Lien Notes and the 1.5 Lien Notes.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
1.5 Lien Notes
As discussed in Note 3 - Recapitalization Transaction, on May 29, 2020, after giving effect to the 1.5 Lien Notes’ 110.0% repurchase feature, $145.7 million of Seller’s 1.5 Lien Notes plus accrued and unpaid interest were exchanged, and subsequently cancelled, for 16,025,316 shares of HYMC common stock. The Company recorded a $14.6 million loss directly to retained earnings upon such exchange, which represented 10.0% of the $145.7 million aggregate principal amount of 1.5 Lien Notes balance at the time of exchange. While outstanding, the 1.5 Lien Notes bore interest at a rate of 15.0% per annum, which was payable in-kind on a quarterly basis, through the issuance of additional 1.5 Lien Notes. While outstanding, the obligations under the 1.5 Lien Notes and the guarantees by the guarantors in respect thereof were secured by liens on substantially all assets of Seller and the guarantors, subject to the priority of the liens that secured the obligations of the First Lien Agreement and the 1.25 Lien Notes, but superior in priority to the liens that secured the obligations of the 2.0 Lien Notes and the unsecured obligations of Seller.
1.25 Lien Notes
As discussed in Note 3 - Recapitalization Transaction, on May 29, 2020, $48.5 million in aggregate principal amount of Seller’s 1.25 Lien Notes, which bore interest at 15.0% per annum, payable in-kind, were exchanged, and subsequently cancelled, for 4,845,920 shares of HYMC common stock and the remaining $80.0 million aggregate principal amount of Seller’s 1.25 Lien Notes were exchanged for $80.0 million in aggregate principal amount of new Subordinated Notes that were assumed in the Recapitalization Transaction by the Company, bearing interest at a rate of 10.0% per annum, payable-in-kind. The 1.25 Lien Notes bore interest at a rate of 15.0% per annum, which was payable in-kind on a quarterly basis, through the issuance of additional 1.25 Lien Notes. While outstanding, the obligations under the 1.25 Lien Notes and the guarantees by the guarantors in respect thereof were secured by liens on substantially all assets of Seller and the guarantors, subject to the priority of the liens that secured the obligations of the First Lien Agreement, but superior in priority to the liens that secured the obligations of the 1.5 Lien Notes, the 2.0 Lien Notes and the unsecured obligations of Seller.
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
Promissory Note
As discussed in Note 3 - Recapitalization Transaction, on May 29, 2020, a $6.9 million Promissory Note was repaid, the obligation of which related to a 2014 settlement with a vendor of a predecessor of Seller.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
Interest expense, net
The following table summarizes the components of recorded interest expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
2.0 Lien Notes	$—	$7,261	$12,902	$21,005
1.5 Lien Notes	—	4,775	8,635	13,809
1.25 Lien Notes	—	1,627	6,218	2,757
First Lien Agreement	—	2,513	4,575	7,571
Sprott Credit Agreement	2,526	—	3,322	—
Subordinated Notes	2,018	—	2,729	—
Amortization of debt issuance costs	336	512	1,643	1,513
Promissory Note	—	81	141	570
Other interest expense	—	—	8	—
Capitalized interest	(561)	(34)	(895)	(451)
Total	$4,319	$16,735	$39,278	$46,774
The Company capitalizes interest to Plant, equipment, and mine development, net on the condensed consolidated balance sheets for construction projects in accordance with ASC Topic 835, Interest. Except for the First Lien Agreement and other interest expense, amounts shown in the table above represent non-cash interest expense charges.
11. Asset Retirement Obligation
The following table summarizes changes in the Company’s ARO (in thousands):

	2020	2019
Balance at January 1,	$4,374	$5,832
Accretion expense	280	317
Balance at September 30,	$4,654	$6,149
The Company did not incur any reclamation expenditures during the three and nine months ended September 30, 2020 and 2019.
12. Stockholders' Equity
Following the May 29, 2020 Recapitalization Transaction, as of September 30, 2020, the total number of shares of all classes of capital stock that we have authority to issue is 410,000,000, of which 400,000,000 are common stock, par value $0.0001 per share, and 10,000,000 are preferred stock par value $0.0001 per share. The designations and the powers, privileges and rights, and the qualifications, limitations or restrictions thereof in respect to each of our class of capital stock are discussed below.
Common stock
As of September 30, 2020, there were 50,160,143 shares of common stock issued and outstanding. Each holder of common stock is entitled to one vote for each share of common stock held by such holder. The holders of common stock are entitled to the payment of dividends and other distributions as may be declared from time to time by the Board of Directors in accordance with applicable law and to receive other distributions from the Company. Subject to the terms of the Recapitalization Transaction and as of May 29, 2020, certain new and existing holders of common stock of the Company are subject to lock-up periods, which ranged from six to twelve months or were dependent on the Company's filing of a registration statement, deemed effective by the SEC.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
Preferred stock
As of September 30, 2020, there were no shares of preferred stock issued and outstanding.
Dividend policy
The Company’s credit facility under the Sprott Credit Agreement contains provisions that restrict its ability to pay dividends. For additional information see Note 10 - Debt, Net.
Warrants
As described below, the Company had a total of 47,011,521 warrants outstanding as of September 30, 2020. On October 6, 2020, as part of the Public Offering, the Company issued 9,583,334 shares of the Company's common stock and warrants to purchase shares of the Company's common stock at an exercise price of $10.50 per share to purchasers in the Public Offering to Restricted Persons, as defined under the Seller Warrant Agreement. For additional information see Note 22 - Subsequent Events.
Five-year Public Warrants
The Company has 34,289,898 publicly-traded warrants outstanding that entitle holders to purchase one share of HYMC common stock at an exercise price of $11.50 per share for a period of five years from the May 29, 2020 Recapitalization Transaction. The Company has certain abilities to call such warrants if the last reported sale price of HYMC common stock equals or exceeds $18.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading day period. See Note 3 - Recapitalization Transaction for additional details on transactions to which these warrants were issued.
Seller Warrants
As part of the Recapitalization Transaction, the Company assumed the obligations and liabilities under that certain warrant agreement, dated as of October 22, 2015, by and between Seller and Computershare Inc., a Delaware corporation, and its wholly owned subsidiary Computershare Trust Company, N.A., a federally chartered trust company, collectively as initial warrant agent; and Continental Stock Transfer & Trust Company, LLC was named as the successor warrant agent (the “Seller Warrant Agreement”). Pursuant to the assumption of the Seller Warrant Agreement, the warrants issued thereunder (the “Seller Warrants”) became exercisable into shares of HYMC common stock. Upon exercise of the Seller Warrants, 3,210,213 shares of common stock may be issued at an exercise price determined as of October 1, 2020 pursuant to the Seller Warrant Agreement of $44.82 per share upon the exercise of 12,721,623 Seller Warrants, each currently exercisable into approximately 0.2523 shares of common stock, which exercise price and number of shares may require adjustment from time to time under the terms of the Seller Warrant Agreement. Seller Warrants have a seven-year term that expires in October 2022.
As discussed in Note 22 - Subsequent Events, the Company issued 9,583,334 warrants to purchase shares of the Company's common stock at an exercise price of $10.50 per share to purchasers on October 6, 2020, pursuant to the Public Offering, resulting in a reduction to the exercise price of each Seller Warrant to $41.26 per share and an increase in the number of shares of common stock issuable upon exercise of the Seller Warrants to 3,487,168. For additional information see Note 22 - Subsequent Events.
13. Revenues
The table below is a summary of the Company’s gold and silver sales (in thousands, except ounces sold):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Amount	Ounces Sold	Amount	Ounces Sold	Amount	Ounces Sold	Amount	Ounces Sold
Gold sales	$11,623	6,056	$2,419	1,600	$29,234	16,854	$2,419	1,600
Silver sales	668	27,251	288	16,059	1,817	97,954	288	16,059
Total	$12,291		$2,707		$31,051		$2,707

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
Following the 2019 restart of the Hycroft Mine, the Company began recording revenue from gold and silver sales during the third quarter of 2019. While the Company is not obligated to sell any of its gold and silver to one customer, the majority of gold and silver sales during 2020 were to the same customer. For the three and nine months ended September 30, 2020, approximately 53.8% and 69.1%, respectively, of revenue was attributable to sales to one customer.
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
As of September 30, 2020, all awards granted under the PIPP were in the form of restricted stock units to employees of the Company. Restricted stock units granted under the PIPP without performance-based vesting criteria typically vest in either equal annual installments over two to three years, or in entirety on the fourth anniversary after the grant date. Awards granted with performance-based vesting criteria typically vest in annual installments over two or three years subject to the achievement of certain financial and operating results of the Company.
For restricted stock units granted in the first quarter of 2019 that have not vested as of September 30, 2020, a price per share was not determined as of the grant date. The number of shares of common stock of the Company to be issued upon vesting is to be calculated on the vesting date, which is either the second or third anniversary of the date of the grant, or the annual date the compensation committee determines the achievement of the corporate performance targets. Such unvested restricted stock unit awards are included in Other liabilities, non-current. Refer to Note 8 - Other Liabilities for further detail.
The following table summarizes the Company’s stock-based compensation cost and unrecognized stock-based compensation cost by plan (in thousands):

	Nine months ended
	September 30, 2020	September 30, 2019
Unrecognized stock-based compensation expense on January 1,	$2,509	$—
Grants of new awards(1) (2)	2,300	4,277
Reductions for cancellations and forfeitures	(1,369)	(558)
Stock based compensation expense recognized during the period	(1,991)	(865)
Unrecognized stock-based compensation expense, end of period	$1,449	$2,854
(1)Amount includes a $1.3 million bonus restricted stock unit award to Randy Buffington, the Company's former Chairman, President and CEO, who departed the Company on July 1, 2020. Based on the terms of the award, the compensation expense for this award was recorded in full at the time of grant with a corresponding increases to Other liabilities, current and Other liabilities, non-current.
(2)Amount includes a $1.0 million restricted stock unit award to Dr. Diane Garrett upon becoming the President and CEO of the Company on September 8, 2020. The restricted stock units vest into 96,154 shares of common stock on the fourth anniversary date of the grant.
In connection with the closing of the Recapitalization Transaction on May 29, 2020, approximately 0.1 million restricted stock units, which were granted in 2019, and vested at an average price of $12.65 per share, the closing price of HYMC common stock on the date of the Recapitalization Transaction. Additionally, on June 1, 2020, approximately 0.1 million restricted stock units vested at an average price of $11.50 per share, the closing price of HYMC common stock on such vesting date.
During the nine months ended September 30, 2020, the Company reclassified $1.8 million from Other liabilities, current to Additional paid-in capital for the restricted stock units that vested; however, shares of common stock for such awards have not

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
yet been issued, but will be upon the Conversion Date, as defined in the grant agreements. As of September 30, 2020, all outstanding and unvested restricted stock units vest from February 2021 to September 2024.
Non-Employee Director Phantom Stock Plan
Non-executive members of Seller's Board of Director's received phantom shares pursuant to the Hycroft Mining Corporation Non-Employee Director Phantom Stock Plan (the “Phantom Plan”) as part of their annual compensation pursuant to phantom stock award agreements. For grants issued during the years ended 2015 and 2016, the cash payment was equal to the fair market value of one share of common stock of Seller at the date of payment. Under the grant agreements, each phantom share vested on the date of grant and entitled the participant to a cash payment. For grants issued during 2020, 2019 and 2018, the cash payment was equal to the greater of the (1) grant date value, or (2) the fair market value of one share of common stock of Seller at the date of payment. The cash payments were to be made to participants upon certain Payment Events, as such term is defined in the Phantom Plan, which was triggered by the closing of the Recapitalization Transaction. In connection with the closing of the Recapitalization Transaction, a $1.8 million cash payment was made to the participants to satisfy the 1,237,500 phantom shares that were vested and outstanding.
During the nine months ended September 30, 2020 and 2019, non-employee members of Seller’s Board of Directors were granted a total of 157,500 and 315,000 phantom shares of stock, respectively, that vested upon grant. During the nine months ended September 30, 2020 and 2019, the Company recorded $0.2 million and $0.7 million, respectively, in compensation expense related to the vesting and valuation adjustments of the Seller's phantom shares, which is included in General and administrative on the condensed consolidated statements of operations. Historically, the Company included amounts for Seller's outstanding phantom awards at fair value within Other liabilities, current (see Note 18 - Fair Value Measurements for additional information).
15. Income Taxes
For the three and nine months ended September 30, 2020 and 2019, the Company recorded no income tax benefit or expense based upon the estimated annual effective tax rate of 0.0% for each period. The estimated annual effective tax rate for each period was driven by year-to-date net losses for each period along with the expectation of continued losses for the remainder of the years. The gain related to the Recapitalization Transaction was excluded from the estimated annual effective tax rate calculation for the 2020 period as it is considered a discrete item. The Company reversed a portion of the valuation allowance based on the net operating loss expected to be used, in order to offset Seller's taxable gain related to the Recapitalization Transaction.
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
Immediately prior to the Recapitalization Transaction, Seller had estimated net deferred tax assets of approximately $267.8 million, which were primarily comprised of net operating losses and offset by a full valuation allowance. As a result of the Recapitalization Transaction, Seller, which sold all of its issued and outstanding equity interests of its direct subsidiaries and substantially all of its other assets, to Acquisition Sub, which also assumed substantially all of the liabilities of Seller, had a taxable gain and cancellation of indebtedness of approximately $95.0 million before considering Seller's net operating loss carryforwards. In connection with the Recapitalization Transaction, Seller used approximately $19.9 million of its deferred tax assets to offset the taxable gain in full, resulting in remaining net deferred tax assets of approximately $247.9 million immediately after the Recapitalization Transaction. The remaining net deferred tax assets balance of Seller did not transfer to the Company as a result of the Recapitalization Transaction. For U.S. tax purposes, the sale of Seller's disregarded subsidiaries interests and other assets was considered a sale of assets. The acquired assets have a carryover basis for U.S. GAAP purposes and the Company has stepped up the fair market value basis in the assets acquired for tax purposes, resulting in the Company having estimated net deferred tax assets of $100.2 million at September 30, 2020. The Company recorded a full

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
valuation allowance of approximately $100.2 million as of September 30, 2020 against the net deferred tax assets, which were determined more likely than not to not be realized.
As necessary, the Company provides a reserve against the benefits of uncertain tax positions taken in its tax filings that are more likely than not to not be sustained upon examination. Based on the weight of available evidence, the Company does not believe it has taken any uncertain tax positions that require the establishment of a reserve. The Company has not recorded any interest or penalties related to income tax liabilities as of September 30, 2020.
16. Loss Per Share
The table below summarizes the Company's basic and diluted loss per share calculations (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(29,114)	$(32,092)	$(113,522)	$(77,479)

Weighted average shares outstanding
Basic	50,160,080	301,213	23,059,068	299,746
Diluted	50,160,080	301,213	23,059,068	299,746

Basic loss per common share	$(0.58)	$(106.54)	$(4.92)	$(258.48)
Diluted loss per common share	$(0.58)	$(106.54)	$(4.92)	$(258.48)
The weighted-average shares of common stock outstanding for the three and nine months ended September 30, 2019 have been retroactively restated as shares reflecting the exchange ratio established in the Recapitalization Transaction to effect the reverse recapitalization (1 Seller share for 0.112 HYMC share). Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Loss per share amounts in the 2019 periods exclude the common share effects from certain of Seller's debt instruments, which are reflected in the 2020 periods.
Due to the Company's net loss during the three and nine months ended September 30, 2020 and 2019, there was no dilutive effect of common stock equivalents because the effects of such would have been anti-dilutive. Using the treasury stock method, the weighted-average common stock equivalents excluded from diluted loss per share calculations were 37.7 million shares (37.5 million shares related to warrants, and 0.2 million shares related to restricted stock units), for both the three and nine months ended September 30, 2020. For the three and nine months ended September 30, 2019, the weighted-average common stock equivalents excluded from diluted loss per share calculations using the treasury stock method were 3.2 million shares related to warrants. Unvested restricted stock units granted in 2019 were excluded from common stock equivalent calculations because the number of shares required to settle such stock-based compensation awards is not known until the future vesting date.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
17. Segment Information
The Company's reportable segments are comprised of operating units that have revenues, earnings or losses, or assets exceeding 10% of the respective consolidated totals, each of which is reviewed by the executive decision-making group to make decisions about resources to be allocated to the segments and to assess their performance. The tables below summarize segment information:

	Three months ended September 30,			Nine months ended September 30,
	Hycroft Mine	Corporate and Other	Total	Hycroft Mine	Corporate and Other	Total
2020
Revenue - Note 13	$12,291	$—	$12,291	$31,051	$—	$31,051
Cost of sales	25,770	—	25,770	81,501	—	81,501
Other operating costs	5,424	5,711	11,135	5,611	18,149	23,760
Loss from operations	(18,903)	(5,711)	(24,614)	(56,061)	(18,149)	(74,210)
Interest expense - Note 10	—	(4,319)	(4,319)	(141)	(39,137)	(39,278)
Fair value adjustment to Seller Warrants - Note 18		(190)	(190)	—	(190)	(190)
Interest income	9	—	9	156	—	156
Loss before reorganization items and income taxes	(18,894)	(10,220)	(29,114)	(56,046)	(57,476)	(113,522)
Reorganization items	—	—	—	—	—	—
Loss before income taxes	$(18,894)	$(10,220)	$(29,114)	$(56,046)	$(57,476)	$(113,522)

2019
Revenue - Note 13	$2,707	$—	$2,707	$2,707	$—	$2,707
Cost of sales	16,164	—	16,164	16,164	—	16,164
Other operating costs	484	1,499	1,983	12,320	4,660	16,980
Loss from operations	(13,941)	(1,499)	(15,440)	(25,777)	(4,660)	(30,437)
Interest expense - Note 10	(81)	(16,654)	(16,735)	(570)	(46,204)	(46,774)
Fair value adjustment to Seller Warrants - Note 18	—	—	—	—	—	—
Interest income	394	—	394	539	81	620
Loss before reorganization items and income taxes	(13,628)	(18,153)	(31,781)	(25,808)	(50,783)	(76,591)
Reorganization items	—	(311)	(311)	—	(888)	(888)
Loss before income taxes	$(13,628)	$(18,464)	$(32,092)	$(25,808)	$(51,671)	$(77,479)

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
18. Fair Value Measurements
Recurring fair value measurements
The following table sets forth by level within the fair value hierarchy, the Company’s liabilities measured at fair value on a recurring basis (in thousands).

	Hierarchy Level	September 30, 2020	December 31, 2019
Assets:
Prepaids and other
Assets held-for-sale	2	$2,315	$—
Total		$2,315	$—
Liabilities:
Other liabilities, current
Accrued compensation for phantom shares	3	$—	$1,590
Other liabilities, non-current
Warrant liability - Note 12	2	208	18
Total		$208	$1,608
Assets held-for-sale
During the third quarter of 2020, the Company entered into an asset purchase agreement to sell one of its SAG mills, and as such, the SAG mill was reclassified from Equipment not in use to Assets held-for-sale. The SAG mill is valued based upon the price the Company and the buyer agreed to in the purchase agreement less the cost to sell, and, as such, the SAG mill is classified within Level 2 of the fair value hierarchy. Periodic changes in fair value of assets held-for-sale are included in Loss from operations on the condensed consolidated statement of operations.
Accrued compensation for phantom shares
Certain of Seller's phantom shares, which were satisfied in full upon closing of the Recapitalization Transaction, were carried at fair value due to holders of such awards being entitled to variable cash payments based upon valuations of the Company's common stock. The historical fair value of such obligation was computed using inputs and assumptions that were significant and unobservable as Seller was a privately held entity and, as such, were classified within Level 3 of the fair value hierarchy. The inputs and assumptions included estimates of consideration to be received by holders of phantom shares based on the estimated fair value of the consideration that may be allocated to such holders from the various financing transactions Seller was considering at such time based on the implied equity value.
Warrant liability
As part of the Recapitalization Transaction, the Company assumed Seller's obligations under the Seller Warrant Agreement and the 12.7 million Seller Warrants outstanding became exercisable into shares of HYMC common stock. The Seller Warrant Agreement also contains certain terms and features to reduce the exercise price and increase the number of shares of common stock each warrant is exercisable into. As a result, Seller Warrants are considered derivative financial instruments and carried at fair value. The fair value of Seller Warrants was computed by an independent third-party consultant (and validated by the Company) using a Monte Carlo simulation based model that requires a variety of inputs, including contractual terms, market prices, exercise prices, equity volatility and discount rates. The Company updates the fair value calculation on at least an annual basis, or more frequently if changes in circumstances and assumptions indicate a change from the existing carrying value. See Note 12 - Stockholders' Equity for additional information on the Seller Warrants.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
Items disclosed at fair value
Debt
As of September 30, 2020, the fair value of the Company’s total current and non-current debt approximated its carrying value due to the short time period between the May 29, 2020 close of the Recapitalization Transaction and the end of the third quarter of 2020. As of December 31, 2019, Seller determined that certain of its debt instruments' carrying value exceeded the estimated fair value, which was based on the estimated fair value of the consideration that may be allocated to such debt instruments from the various financing transactions Seller was considering at such time. Accordingly, as of December 31, 2019, Seller estimated that the fair value of the 2.0 Lien Notes and 1.5 Lien Notes was approximately $262.4 million, compared to the carrying value of $345.5 million.
Royalty obligation
As of September 30, 2020, the estimated net present value of the Company’s royalty obligation was $106.2 million, compared to the carrying value of $30.0 million. The net present value of the Company's royalty obligation was modeled using the following level 3 inputs: (1) market consensus inputs for future gold and silver prices; (2) a precious metal industry consensus discount rate of 5.0%; and (3) estimates of the Hycroft Mine’s life-of-mine gold and silver production volumes and timing.
19. Supplemental Cash Flow Information
The following table provides supplemental cash flow information (in thousands):

	Nine Months Ended September 30,
	2020	2019
Cash paid for interest	$5,366	$8,021

Significant non-cash financing and investing activities:
Exchange of Seller's 1.5 Lien Notes for HYMC common stock	160,254	—
Exchange of Seller's 1.25 Lien Notes for Subordinated Notes	80,000	—
Exchange of Seller's 1.25 Lien Notes for HYMC common stock	48,459	—
Write-off of Seller's debt issuance costs	8,202	—
Plant, equipment, and mine development additions included in accounts payable	3,713	2,485
Accrual of deferred financing and equity issuance costs	1,098	530
In addition to the supplemental cash flow information shown above, Note 3 - Recapitalization Transaction and Note 10 - Debt, Net provide additional details on non-cash transactions that were part of the Recapitalization Transaction, as well as information on non-cash interest charges.
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
On February 7, 2020, a purported class action complaint was filed by a purported holder of the Company’s warrants, in the Court of Chancery of the State of Delaware against the Company and MUDS. The complaint sought a declaratory judgment that the Recapitalization Transaction constitutes a “Fundamental Change” under the terms of the Seller Warrant Agreement and thereby requiring that Seller Warrants be assumed by MUDS as part of the Recapitalization Transaction, in addition to asserting claims for: (1) breach or anticipatory breach of contract against Seller; (2) breach or anticipatory breach of the implied covenant

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
of good faith and fair dealing against Seller; and (3) tortious interference with contractual relations against MUDS. The complaint sought unspecified money damages and also sought an injunction enjoining the Company and MUDS from consummating the Recapitalization Transaction. On February 26, 2020, MUDS and Seller entered into an amendment to the Purchase Agreement whereby the Company’s liabilities and obligations under the Seller Warrant Agreement were included as a Parent Assumed Liability under the Purchase Agreement. On March 27, 2020, MUDS and Seller filed motions to dismiss the complaint. On May 15, 2020, a hearing was held and the complaint was dismissed. On May 21, 2020, Plaintiff filed a motion to alter or amend the Court’s order in order to retain jurisdiction in order to file application for a mootness fee, to which MUDS and Seller, while disputing factual assertions and characterizations, did not oppose. On June 30, 2020, the motion was granted and the Court retained jurisdiction over the action to hear any mootness fee application. The matter was settled and a $0.1 million mootness fee was paid on September 8, 2020.
Financial commitments not recorded in the financial statements
As of September 30, 2020 and December 31, 2019, Seller’s off-balance sheet arrangements consisted of operating lease agreements, a net profit royalty arrangement, and a future purchase obligation for consignment inventory.
Operating leases
During the first nine months of 2020, the Company signed two leases for the rental of mining equipment. The operating leases for mobile mining equipment were used to supplement the Company’s own fleet. Each lease had less than a year remaining as of September 30, 2020. The total remaining minimum lease payments for the two leases was approximately $7.5 million as of September 30, 2020.
The Company also holds an operating lease for the Company’s office space in Denver, Colorado. Rent expense for this office space is $0.1 million annually and the lease expires in January 2022. The total remaining lease payments were $0.2 million as of September 30, 2020.
As the Company has elected to take advantage of the extended transition period for complying with new or revised accounting standards, the liability for the Company’s operating leases will not be considered on the balance sheets until January 2021, or we no longer qualify as an emerging growth company.
Net profit royalty
A portion of the Hycroft Mine is subject to a mining lease that requires a 4% net profit royalty be paid to the owner of certain patented and unpatented mining claims. The mining lease also requires an annual advance payment of $120,000 every year mining occurs on the leased claims. All advance annual payments are credited against the future payments due under the 4% net profit royalty. An additional payment of $120,000 is required for each year total tons mined on the leased claims exceeds 5.0 million tons. As of September 30, 2020, total tons mined from the leased claims exceeded 5.0 million tons, requiring an incremental amount of $120,000 due to the owner of the mining claims. The total payments due under the mining lease are capped at $7.6 million, of which the Company has paid or accrued $2.7 million and included $0.4 million in Other assets, non-current in the condensed consolidated balance sheets as of September 30, 2020.
Consignment inventory
During the first quarter of 2020, Hycroft entered into an agreement with a spare parts supplier that requires the supplier to maintain a specified inventory of replacement parts and components that are exclusively for purchase by Hycroft. Pursuant to the agreement, the Company is required to purchase all of the un-replenished consignment stock inventory, totaling $2.5 million, over the two-year life of the Inventory Consignment agreement. As of September 30, 2020, the Company had prepaid $0.8 million towards the un-replenished consignment stock inventory, which is included in Prepaids and other in the condensed consolidated balance sheets. See Note 2 - Summary of Significant Accounting Policies and Note 5 - Prepaids and Other for additional detail.
21. Related Party Transactions
Certain amounts of the Company's indebtedness disclosed in Note 10 - Debt, Net have historically, and with regard to the $80.0 million of Subordinated Notes, are currently, held by five financial institutions. As of September 30, 2020, three of the financial institutions, Highbridge Capital Management, LLC (“Highbridge”), Mudrick Capital Management, L.P (“Mudrick”) and, Whitebox Advisors, LLC (“Whitebox”), held more than 10% of the common stock of the Company and, as a

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
result, each are considered a related party (the "Related Parties") in accordance with ASC 850, Related Party Disclosures.  For the three and nine months ended September 30, 2020, Interest expense, net of capitalized interest included $1.7 million and $29.5 million, respectively, for the debt held by Related Parties. For the three and nine months ended September 30, 2019, Interest expense, net of capitalized interest included $13.2 million and $34.9 million, respectively, for the debt held by Related Parties. As of September 30, 2020 and December 31, 2019, the Related Parties held a total $69.5 million and $421.6 million, respectively, of debt. Additionally, the Company's Compensation Committee and Board of Directors approved annual Director compensation arrangements for non-employee directors, of which $0.1 million is payable to Mudrick. During the nine months ended September 30, 2020, the Company paid $16,300 to Mudrick under the compensation arrangements for non-employee directors.
22. Subsequent Events
Sale of mill equipment
On October 31, 2020, the Company completed the sale of a SAG mill under an Asset Purchase Agreement for total proceeds, net of selling costs of $2.3 million, which was the carrying value of the SAG mill at closing. Pursuant to the Sprott Credit Agreement, the sale, a permissible disposal, requires that 50% of the net proceeds received must be used to pay down the Company's outstanding balance under the Sprott Credit Agreement. see Note 5 - Prepaids and Other.
Public Offering
October 6, 2020, the Company issued 9,583,334 units in a public offering at an offering price to of $9.00 per unit (the "Public Offering"), with each unit consisting of one share of HYMC common stock and one warrant to purchase one share of HYMC common stock. Of the 9.6 million units issued, 4.1 million units were issued to related parties of the Company. After deducting underwriting discounts and commission and estimated offering expenses payable to the Company, the net proceeds to the Company were approximately $83.1 million. The warrants are immediately exercisable and entitle the holder thereof to purchase one share of HYMC common stock at an exercise price of $10.50 for a period of five years from the closing date of the Public Offering. The shares of common stock and warrants were separated upon issuance in the Public Offering. The Company has applied for listing of the warrants on the Nasdaq Capital Market under the symbol "HYCML".

Adjustment to Seller Warrants
As discussed above in the Public Offering section, in connection with the Company’s recent underwritten Public Offering the Company determined that certain adjustments were required to be made to the terms of the Seller Warrants as a result of the issuance by the Company in the public offering of 4,951,388 units to “Restricted Persons” under the Seller Warrant Agreement. As a result of the adjustments required under the Seller Warrant Agreement, (1) the exercise price of each Seller Warrant decreased from $44.82 per share of common stock to $41.26 per share of common stock; and (2) the number of shares of common stock issuable upon exercise of each Seller Warrant increased from 0.25234 to 0.27411. Accordingly, as adjusted, the aggregate number of shares of common stock issuable upon full exercise of the 12,721,623 outstanding Seller Warrants increased from 3,210,213 shares to 3,487,168 shares of common stock. A copy of the Seller Warrant Adjustment Certificate setting forth the basis and calculations supporting the adjustments to the Seller Warrants is attached hereto as Exhibit 4.5.
Appointment of Chief Financial Officer
Stanton Rideout was appointed as the Company's Executive Vice President and Chief Financial Officer, effective as of October 20, 2020, succeeding Jeffrey Stieber as interim Chief Financial Officer. The Company entered into an employment agreement dated as of October 20, 2020 with Mr. Rideout, and issued him 32,982 restricted stock units vesting on the fourth anniversary of the grant date, subject to his continued employment.

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
In Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), “we”, “us”, “our”, the “Company”, and “Hycroft” refer to Hycroft Mining Holding Corporation and its subsidiaries. The following discussion, which has been prepared based on information available to us as of November 5, 2020, provides information that we believe is relevant to an assessment and understanding of our condensed consolidated operating results and financial condition. As a result of the completion of the Recapitalization Transaction, the financial statements of Hycroft Mining Corporation (“Seller”) are now the financial statements of the Company. Prior to the Recapitalization Transaction, the Company had no operating assets but, upon consummation of the Recapitalization Transaction, the business and operating assets of Seller sold to the Company became the sole business and operating assets of the Company. Accordingly, the financial statements of Seller and its subsidiaries as they existed prior to the Recapitalization Transaction and reflecting the sole business and operating assets of the Company going forward, are now the financial statements of the Company. The following discussion should be read in conjunction with our other reports filed with the U.S. Securities and Exchange Commission (the “SEC”) as well as our interim unaudited condensed consolidated financial statements (the "Financial Statements") and the notes thereto (the "Notes") included in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2020. Terms not defined herein have the same meaning defined in the Financial Statements and the Notes.
Our discussion and analysis consists of the following subsections:
•Introduction to the Company provides a brief discussion of our current operations, business strategies, and goals;
•Executive Summary lists significant highlights of 2020;
•Health and Safety provides a discussion of our year-to-date performance and initiatives in this area;
•Recent Developments provides details on corporate and industry-specific items, including the recently completed Recapitalization Transaction, COVID-19, and our ability to continue as a going concern;
•2020 Outlook summarizes our estimates for the fourth quarter of 2020 crushing and production levels;
•Hycroft Mine provides a discussion of the mine’s operations and production statistics, the leach pad expansion project, and a summary of the 2019 Hycroft Technical Report Summary;
•Results of Operations provides a review of our operating results for the current period and comparable prior year period;
•Liquidity and Capital Resources provides a discussion of our liquidity, available sources of liquidity, cash flows, capital requirements, and debt instruments and covenants; and
•Critical Accounting Estimates provides a discussion of accounting estimates that we believe are critical in understanding and evaluating our reported financial results because they affect reported amounts and require significant management judgment and assumptions about highly uncertain matters.
Introduction to the Company
Hycroft Mining Holding Corporation (formerly known as Mudrick Capital Acquisition Corporation ("MUDS")) and its subsidiaries is a U.S.-based gold producer that is focused on operating and developing its wholly owned Hycroft Mine in a safe, environmentally responsible, and cost-effective manner. Gold and silver sales represent 100% of our operating revenues and the market prices of gold and silver significantly impact our financial position, operating results, and cash flows. The Hycroft Mine is located in the state of Nevada and the corporate office is located in Denver, Colorado. Based upon the 2019 Hycroft Technical Report (as defined herein), with an effective date of July 31, 2019, the Hycroft Mine had proven and probable mineral reserves of 12.0 million ounces of gold and 481.4 million ounces of silver.
Operations restart
During the second quarter of 2019, we restarted open pit mining operations at the Hycroft Mine, and, during the third quarter of 2019, produced and sold gold and silver, which we have continued to do on an approximate weekly basis since restarting. As part of the 2019 restart of mining operations, existing equipment was re-commissioned, including haul trucks, shovels and a loader, upgrades were made to the crushing system and new leach pad space was added to the existing leach pads. During 2020, we continued to increase our operations by mining more tons, procuring additional mobile equipment rentals, and increasing our total headcount. During the first nine months of 2020, the Hycroft Mine produced 16,699 ounces of gold and 96,881 ounces of silver and sold 16,854 ounces of gold and 97,954 ounces of silver. During the three months ended September 30, 2020, the Hycroft Mine produced 4,357 ounces of gold and 22,091 ounces of silver, and sold 6,056 ounces of gold and 27,251 ounces of silver.

Strategy and goals

Our strategy is to increase stockholder value through the safe and profitable production and sale of gold and silver from our Hycroft Mine’s substantial mineral endowment. To accomplish this strategy, we are advancing a two-stage, heap oxidation and subsequent leaching of sulfide bearing ores, consistent with the 2019 Hycroft Technical Report. Our near-term priorities are to update our mine plan for safely producing gold and silver and build on the oxidization test work that has been completed to optimize the performance and operating metrics for oxidization, leaching and producing gold and silver in commercial quantities. We are also focused on improving our capabilities as well as our cost structure for mining, crushing, and processing ore. The Company must also successfully construct, commission, and operate our ongoing leach pad expansion project, which provides the required leach pad areas for future ore placement. That leach pad is currently expected to be commissioned towards the end of the first quarter of 2021. Due to the technical nature of the two-stage, heap oxidation and leaching process as well as the general complexities of operating a large-scale gold mine, we must continue to successfully attract and retain highly-skilled and experienced employees to achieve safe and profitable production and sale of gold and silver on a commercial scale.
As discussed throughout this MD&A, including within the Hycroft Mine section, during the first nine months of 2020 we have been unable to fully achieve our internal operating, processing, sales, and production cost targets, which has created substantial doubt about our ability to continue as a going concern. Refer to the Going concern subsection of the Recent Developments section of this MD&A for additional details.
Executive Summary
•Health and Safety – During the third quarter of 2020, we reported zero lost time accidents and lowered our total reportable incident frequency rate.
•Executive management - We strengthened our executive management team with the addition of Diane R. Garrett, Ph.D, who was appointed as our President and Chief Executive Officer and as a director, effective as of September 8, 2020, Stanton Rideout, who was appointed as our Executive Vice President and Chief Financial Officer, effective as of October 20, 2020, and Mike Eiselein, who was appointed as our Vice President and General Manager, effective as of October 27, 2020.
•Recapitalization Transaction – On May 29, 2020, we completed the Recapitalization Transaction, which as of the closing date, among other things, resulted in a cash balance of $68.9 million and 50,160,042 shares of HYMC common stock issued and outstanding. In addition, upon closing, the Company had 34,289,999 outstanding warrants to purchase an equal number of shares of HYMC common stock at $11.50 per share and 12,721,623 warrants to purchase 3,210,213 shares of HYMC common stock at a price of $44.82 per share.
•Public Offering - During the third quarter of 2020, we began the process of raising additional capital through the Public Offering of units, which were comprised of one share of HYMC common stock and one warrant to purchase one share of HYMC common stock. The public offering was completed on October 6, 2020 and resulted in net proceeds of approximately $83.1 million
•Ounces and realized prices - During the first nine months of 2020, the Hycroft Mine produced 16,699 ounces of gold and 96,881 ounces of silver and sold 16,854 ounces of gold (average realized price of $1,735) and 97,954 ounces of silver (average realized price of $18.55). Our 2020 production levels have been negatively impacted by mechanical limitations for mixing soda ash resulting in an inability to achieve consistent oxidation of sulfide and transitional ores consistent with the 2019 Hycroft Technical Report's commercial scale.
•Oxidation of sulfide and transitional ore - During the third quarter of 2020, we made operational, technical staffing, and reporting improvements for the two-stage, heap oxidation and subsequent leaching of transitional ores, consistent with the 2019 Hycroft Technical Report, and is discussed further in the Processing section of the Hycroft Mine section. We also enhanced our understanding of the results yielded from oxidizing transitional ores, which is the primary type of ore stacked on the pre-commercial leach pads during 2020. We plan to stack and operate additional pre-commercial sulfide oxidation leach pad cells during the fourth quarter of 2020 to continue building upon progress made to date.
•Leach pad construction – During the third quarter and first nine months of 2020, we spent $5.7 million and $15.4 million, respectively, on the leach pad expansion project. Due to additional time for the delivery of electrical infrastructure and pumps, the construction and commissioning completion date is slightly behind our originally planned timeline and we expect the project to be completed and commissioned toward the end of first quarter of 2021.
•Cash flows and liquidity – Our ending available cash balance on September 30, 2020 was $11.5 million, following year-to-date 2020 net operating cash outflows of $85.2 million, cash outflows from investing activities of $19.2 million, and cash inflows from net financing activities of $106.6 million.

•Going concern – As of September 30, 2020, substantial doubt existed about our ability to continue as a going concern as we may need additional capital, which is contemplated based on, among other things, our current estimates of production, costs, metal prices, capital expenditures, and debt service obligations over the next twelve months.
Health and Safety
We believe that "the miner is the most important thing to come out of a mine" and we support that belief through our philosophy of "continuous improvement." Our mandatory mine safety and health programs include employee and contractor training, risk management, workplace inspection, emergency response, accident investigation, and program auditing. These programs are essential at all levels to ensure that our employees, contractors, and visitors operate safely.
During the third quarter of 2020, we reported no lost time accidents, maintaining our year-to-date total reported lost time accidents at three. However, when included with other reportable incidents, at the end of the second quarter of 2020 the Hycroft Mine’s total reportable incident frequency rate for the trailing twelve months (“TRIFR”), which is one of the metrics we use to assess safety performance, was above industry averages and historical levels experienced at the Hycroft Mine. As a result, during the third quarter of 2020 we redoubled our focus on safety and allocated additional personnel, resources, workforce time, and communications to mine safety, which contributed to a reduction in our TRIFR to approximately 2.4 at September 30, 2020, compared to approximately 4.0 at June 30, 2020. We will continue our safety efforts to reach the level of safety we expect and need to keep our workforce, contractors, and visitors safe.
For health and safety actions specific to COVID-19, refer to the Recent Developments section of this MD&A.
Recent Developments
Recapitalization Transaction
As discussed in Note 1 - Company Overview and Note 3 - Recapitalization Transaction to the Notes to the Financial Statements, on May 29, 2020, we, formerly known as Mudrick Capital Acquisition Corporation (“MUDS”), consummated a business combination transaction (the “Recapitalization Transaction”) as contemplated by a purchase agreement dated January 13, 2020, as amended on February 26, 2020 (the “Purchase Agreement”), by and among us, MUDS Acquisition Sub, Inc. (“Acquisition Sub”) and Hycroft Mining Corporation (“Seller”). Pursuant to the Purchase Agreement, Acquisition Sub acquired all of the issued and outstanding equity interests of the direct subsidiaries of Seller and substantially all of the other assets of Seller and assumed substantially all of the liabilities of Seller. In conjunction with the Recapitalization Transaction, Seller’s indebtedness existing prior to the Recapitalization Transaction was either repaid, exchanged for indebtedness of HYMC, exchanged for shares of HYMC common stock or converted into shares of Seller common stock, and our post-Recapitalization Transaction indebtedness included amounts drawn under the Sprott Credit Agreement and the assumption of the newly issued Subordinated Notes (as such are defined herein). Upon closing of the Recapitalization Transaction, our unrestricted cash available for use totaled $68.9 million and the number of shares of HYMC common stock issued and outstanding totaled 50,160,042. In addition, upon closing, we had 34,289,999 outstanding warrants to purchase an equal number of shares of HYMC common stock at $11.50 per share and 12,721,623 warrants to purchase 3,210,213 shares of HYMC common stock at a price of $44.82 per share (see Note 12 - Stockholders' Equity to the Notes to the Financial Statements for additional information). Upon closing of the Recapitalization Transaction and after giving effect to the terms of the business combination, the former holders of Seller’s indebtedness and common stock, including affiliated entities of such former holders, owned approximately 96.5% of the issued and outstanding HYMC common stock.
Going concern
As discussed in Note 2 - Summary of Significant Accounting Policies to the Notes to the Financial Statements, events and conditions exist that, when considered individually or in the aggregate, raise substantial doubt about our ability to continue as a going concern because without additional funding we may be unable to meet our obligations as they become due within one year after the date that the third quarter 2020 financial statements were issued. Although we completed the Recapitalization Transaction during the 2020 second quarter and completed the Public Offering on October 6, 2020, for estimated net proceeds of $83.1 million, using our internal forecasts and cash flow projection models, we currently project there may be insufficient cash to meet our future obligations as they become due or ramp up the Hycroft Mine's operations from current levels (See Item 1A. Risk Factors below).

We are currently working through our budgeting process for 2021 to determine the quantum and timing of sources and uses of cash, and if additional capital resources may be required during the next twelve months. Using estimates of future production, costs, and operational metrics, at current metal spot price levels, we project our monthly mine-site net operating cash flows to be at, or slightly above, break-even levels towards the end of the second quarter of 2021. However, during the second quarter of 2021, we will also begin remitting cash payments required pursuant to the Sprott Credit Agreement, which are currently estimated at $2.9 million over the next 12 months, and continue to incur corporate general and administrative costs.

If we are not successful in achieving our plans, we may require additional financing. We have no commitment from any party to provide additional financing or capital, and we can provide no assurance that any funding will be available, or if available, that its terms will be favorable or acceptable to us. At this time, we do not have an expected time frame for, or an expectation with respect to, securing additional financial capital, if at all.
COVID-19
In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic, which continues to spread throughout the United States of America. Efforts implemented by local and national governments, as well as businesses, including temporary closures, are expected to have adverse impacts on local, national and global economies. We have implemented health and safety policies for employees, contractors, and visitors that follow guidelines published by the Center for Disease Control (CDC) and the Mine Safety and Health Administration (MSHA). While our operations during the first nine months of 2020 have not been significantly adversely affected, the extent of the impact of COVID-19 on our operational and financial performance going forward will depend on certain developments, including the duration and continued spread of the outbreak, and the direct and indirect impacts on our employees, vendors, and customers, all of which are uncertain and cannot be fully anticipated or predicted. Since the Hycroft Mine represents the entirety of our operations, any COVID-19 outbreak at the mine site could result in an entire shutdown of the Hycroft Mine itself, which would negatively impact our financial position, operating results, and cash flows.
As a result of COVID-19, we have implemented numerous policies and initiatives, including, but not limited to:
•General travel and site access restricted to business-critical needs; discretionary travel strongly discouraged;
•Health and temperature checks required prior to boarding mine site transportation buses and prior to entering the mine site for all other employees and visitors;
•Increased cleaning and disinfecting of common areas, including mobile mining equipment cabs;
•Use of face coverings and social distancing, including limiting meetings to essential people with increased use of conference calls and webinars;
•Communications informing employees of their ability to take paid-leave for COVID-19-related matters;
•Employees who can have been permitted to work remotely; and
•Regularly monitoring local, state, and national publications and guidance for routine discussion among executives and management.
To date, we have not experienced any material disruptions to our supply chain or operations because of COVID-19, but we can provide no assurance that as COVID-19 case spikes continue across the country, including in the vicinity of the Hycroft Mine, that our operations will not be materially affected.
Executive management changes
Diane R. Garrett, Ph.D, was appointed as the Company’s President and Chief Executive Officer and as a director, effective as of September 8, 2020, succeeding Stephen Jones, the former interim CEO. Dr. Garrett has over 25 years of senior executive management experience in the mining industry and an exceptional track record for developing projects and building companies and received her Ph.D. in Engineering and her Masters in Mineral Economics from the University of Texas at Austin.
Stanton Rideout was appointed as the Company's Executive Vice President and Chief Financial Officer, effective as of October 20, 2020, succeeding Jeffrey Stieber as interim CFO. Mr. Rideout is a seasoned financial executive and has more than 30 years of senior executive experience in the mining and manufacturing industries and earned his Master’s in Business Administration from the University of Evansville and his Bachelor of Science, Business/Finance, from Western Kentucky University. Mr. Rideout is a Certified Public Accountant.

2020 Outlook
During the fourth quarter of 2020, we expect to mine a comparable number of total tons and ore tons as the third quarter of 2020; however, based on types of transitional ore encountered, we may determine to route certain transitional ore as run-of-mine material which would result in lower tons crushed than the previous quarter. We expect fourth quarter production levels to be consistent with the quarterly average of the first three quarters of 2020.
In the fourth quarter of 2020, we will continue our efforts of demonstrating our ability to achieve, on a pre-commercial scale, the two-stage, heap oxidation and subsequent leaching of sulfide ores, as presented in the 2019 Hycroft Technical Report, by beginning new pre-commercial oxidation leach pad cells on freshly-lined sections of the existing leach pads. Future pre-commercial leach pad cells will benefit from improvements to the reagent island and agitation system, technical staffing additions and technical committee oversight, and improved leach pad data gathering and reporting protocols, which we believe should position us to achieve future pre-commercial processing results that are more consistent with metrics presented in the 2019 Hycroft Technical Report.
Hycroft Mine
Operations
The following table provides a summary of operating results for our Hycroft Mine, which was restarted in April 2019:

		Three months ended September 30,		Nine months ended September 30,
		2020	2019	2020	2019
Ore mined - crusher feed	(ktons)	1,542	1,058	4,049	1,908
Ore mined - run of mine	(ktons)	488	655	989	655
Total ore mined	(ktons)	2,030	1,713	5,038	2,563
Waste mined	(ktons)	1,345	4	2,782	314
Crushed ore rehandled to leach pads	(ktons)	1,351	876	3,685	1,718
Total mined and rehandled	(ktons)	4,726	2,593	11,505	4,595

Waste tons to ore tons strip ratio	(#)	0.66	0.00	0.55	0.12

Ore crushed	(ktons)	1,315	871	3,708	1,721

Ore grade mined - gold	(oz/ton)	0.015	0.018	0.014	0.019
Ore grade mined - silver	(oz/ton)	0.284	0.075	0.237	0.154

Production - gold	(oz)	4,357	2,899	16,699	2,899
Production - silver	(oz)	22,091	23,857	96,881	23,857

Ounces sold - gold	(oz)	6,056	1,600	16,854	1,600
Ounces sold - silver	(oz)	27,251	16,059	97,954	16,059

Average realized sales price - gold	($/oz)	$1,919	$1,512	$1,735	$1,512
Average realized sales price - silver	($/oz)	$24.51	$17.93	$18.55	$17.93
As shown above, tons mined, tons crushed, ounces produced, and ounces sold significantly increased during the three and nine months ended September 30, 2020 compared to the prior year periods. During the second quarter of 2019, we restarted open pit mining operations at the Hycroft Mine, and, during the third quarter of 2019, produced and sold gold and silver, which we have continued to do on an approximately weekly basis since restarting.

Mining
Each quarter since restarting, we have generally increased the tonnage mined, hauled to the crusher, and placed on the leach pads, most notably in the second quarter of 2020 following the arrival and commissioning of mobile mining equipment rentals (seven haul trucks and one loader). Depending upon cycle times and operating conditions, our current quarterly mining tonnage capacity is between 4.5-5.0 million tons per quarter. If and when we elect to increase the total future quarterly tonnage mined we will be required to procure additional mobile mining equipment either through rentals, finance lease transactions, or purchases.
The gold grades of ore mined in the first nine months of 2020 were as planned and decreased from the comparable period of 2019 in which existing higher grade stockpile ore was mined prior to starting any drilling and blasting. During the first quarter of 2020, we commenced in-pit contractor drilling and blasting activities that continued through the third quarter of 2020, to provide fresh ore feed for the crusher, run of mine hauling, and waste removal in support of the full year plan.
Crushing
During the first and second quarters of 2020, ore tons crushed averaged approximately 338,000 and 459,000 tons per month, respectively, and normalized at approximately 438,000 tons per month in the third quarter of 2020, which was consistent with our plan and at a level we believe allowed the mine site to focus on processing execution. The crusher performed well during the third quarter of 2020, meeting its internal targets for product fraction size, tonnage rates per hour, and maintenance activities, and we believe the crushing system is positioned for any near term increase in future tonnage throughput targets. During the fourth quarter of 2020, we expect our tons crushed will not exceed the amount crushed during the third quarter of 2020. Additionally, based on types of transitional ore encountered during the fourth quarter of 2020, we may determine to route certain transitional ore as run-of-mine material that would result in lower tons crushed than the previous quarter.
Processing
During the third quarter of 2020 we did not experience any metallurgical balancing write-downs of recoverable gold ounces on the leach pads, which was an improvement from the first half of 2020 in which we wrote-off 10,492 ounces of gold. During the third quarter of 2020, we made the following progress on the existing pre-commercial leach pad operations: (1) improved the reagent island including upgrading the agitator system to allow for more soda ash concentration in solution thereby increasing the application rate; (2) technical staffing additions; and (3) improved leach pad data gathering and reporting protocols, all of which we believe position us to continue making progress towards producing future pre-commercial processing and sulfide oxidation results that are more consistent with the metrics presented in the 2019 Hycroft Technical Report.
During 2020, a majority of the ore placed on the pre-commercial leach pads was transitional ore, which based on recent third quarter studies and processing results, indicate this ore may be more amenable to direct leach as the costs and time associated with oxidizing transitional ore do not yield significantly better recoveries than routing transitional ore as direct leach. We expect a substantial portion of the ore mined over the next twelve months to be transitional ore before entering larger sulfide ore mining phases, and our recent understanding may result in the decision to route future transitional ore as direct leach that could result in lower net operating cash flows than our previous expectations from oxidizing such ore. In the fourth quarter of 2020, we will continue our efforts of demonstrating our ability to execute, on a pre-commercial scale, the two-stage, heap oxidation and subsequent leaching of sulfide ores, consistent with the 2019 Hycroft Technical Report, by beginning new pre-commercial sulfide oxidation leach pad cells on freshly-lined sections of the existing leach pads. In the fourth quarter of 2020, we will also continue developing processing models for future larger-scale sulfide leach operations and incorporate data and results from the pre-commercial leach pads and additional column tests. To support our ongoing efforts, we have established a technical oversight team consisting of key site technical employees, a renowned metallurgical and processing consultant with specific expertise in gold extraction methods, a multi-faceted engineering and consulting firm in open pit mining and heap leach processes, and a research and development laboratory. Collectively, these parties will contribute to the ongoing analysis and optimization of the short-term and long-term operating plans through metallurgical studies, data analysis and planning.

Production and sales
Our 2020 production levels have been negatively impacted by the write-off of 10,492 ounces of gold during the first half of 2020. Had such previous write-downs not occurred our current production levels would be higher. Average realized gold prices per ounce increased during the first nine months of 2020 and resulted in revenue of $12.3 million and $31.1 million during the three and nine months ended September 30, 2020, respectively.
Leach pad expansion project
During the second quarter of 2020, we commenced a leach pad expansion project on the north side of the Hycroft Mine property to provide us with leach pad space required for future operations. The initial stage of the leach pad project is being constructed in two phases by a contractor, with the first phase consisting of approximately 4.0 million square feet of pad space and infrastructure for ponds, pipes, and electrical controls, and the second phase consisting of approximately 4.6 million square feet, which we expect to construct in 2021. With respect to the first phase, we initially expected construction and commissioning to be completed by the end of 2020, but due to engineering and design changes and delays in receiving electrical and pumping infrastructure, we now expect the completion of the leach pad to be commissioned during March 2021. To the extent that we are able, oxide and transition material will be placed on the new pad as the external infrastructure associated with the oxidation process is being completed. We expect the earthworks and leach pad construction to be completed by the end of the fourth quarter of 2020, including liner and overliner.
During the third quarter and first nine months of 2020 we spent $5.7 million and $15.4 million, respectively, on the leach pad expansion project, and now expect total phase one leach pad project spending to approximate $37.0 million, which is $1.0 million higher than our previous estimate. The leach pad expansion project represented approximately 88.5% of our total capital spending during the first nine months of 2020 and is expected to represent the largest percentage of capital spending for the fourth quarter of 2020 and the first quarter of 2021.
2019 Hycroft Technical Report Summary
M3 Engineering and Technology Corporation (“M3 Engineering”), in conjunction with SRK Consulting (U.S.), Inc. (“SRK”) and the Company, completed the Hycroft Technical Report Summary, Heap Leaching Feasibility Study, prepared in accordance with the requirements of the Modernization of Property Disclosures for Mining Registrants, with an effective date of July 31, 2019 (the “Hycroft Technical Report”), for a two-stage, heap oxidation and subsequent leaching of sulfide ores. The 2019 Hycroft Technical Report projects the economic viability and potential future cash flows for the Hycroft Mine when mining operations expand to levels presented in the 2019 Hycroft Technical Report.
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
The Hycroft Technical Report presents a mineral reserve estimate as of June 30, 2019 of 12.0 million ounces of gold and 481.4 million ounces of silver contained in oxide, transition and sulfide ores, which is projected to be mined over 34 years using typical truck and shovel open pit mining methods. The mine plan developed for the Hycroft Technical Report requires a range of approximately 85 to 100 million tons per year to be mined (both ore and waste) through the mine life. Overall, 1.1 billion tons of ore is mined with a strip ratio of 1.17.
The Hycroft Technical Report outlines the test work done to demonstrate the viability of the two-stage, heap oxidation and subsequent leaching of sulfide ores. As outlined in the Hycroft Technical Report, 94% of the ore is crushed to a P80 of ½” and then mixed with soda ash to induce an alkaline oxidation process. After the ore has been oxidized to the desired extent, we will rinse the ore with fresh water and saturated lime solution and then cyanide leach the ore to extract the gold and silver. This process is the subject of a pending patent application.
The crushing system is initially designed to run at nominal capacity of 2.0 million tons per month ramping up to 3.0 million tons per month with the addition of two additional tertiary crushers. Soda ash is added during the crushing circuit to begin the oxidation process. The ore proceeds through three stages of crushing and exits into the fine ore stockpile, which is then hauled to leach pads.
The pH and alkalinity of the ore is managed on the leach pad using a soda ash solution that is applied to bring the ore to field capacity (8-10% moisture). The ore is regularly sampled for reagent addition control and the soda ash solution in the heap is replenished on a regular basis to offset evaporation and carbonate consumption. The duration of the pre-oxidation is expected to take between 30 and 120 days, which is determined by the characteristics of the ore and the measured extent of oxidation based upon sulfate production.
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
Due to the high silver content of the pregnant solution, gold and silver are recovered by zinc cementation. We have two existing Merrill-Crowe plants that are used to process pregnant solution from the heap leach operation. The older plant has a capacity of 4,500 gallons per minute. The newer plant is considerably larger, with a present capacity of 21,500 gallons per minute.
Overall, the Hycroft Technical Report shows 7.8 million ounces of payable gold and 344.1 million ounces of payable silver produced and sold.
Results of Operations
Revenues
Gold revenue
The table below summarizes gold sales, ounces sold and average realized prices for the following periods (dollars in thousands, except ounce amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Gold revenue	$11,623	$2,419	$29,234	$2,419
Gold ounces sold	6,056	1,600	16,854	1,600
Average realized price (per ounce)	$1,919	$1,512	$1,735	$1,512
During the three and nine months ended September 30, 2020, our gold revenue was $11.6 million and $29.2 million, respectively, compared to $2.4 million for both of the comparable periods of 2019. The significant increase in revenues during the 2020 periods was attributable to the mine operating for the entire period whereas in the 2019 periods revenue was first recorded in the third quarter following the operations restart. We also benefited from favorable gold prices, which increased $407 per ounce, or 27%, and $223 per ounce, or 15% for the three and nine months ended September 30, 2020, respectively, compared to the prior year periods. While production increased and we benefited from favorable gold prices, gold revenues were less than expected for the three and nine months ended September 30, 2020 due to lower production, resulting from write-downs of recoverable gold ounces on the leach pads during the first half of 2020.
Silver revenue
The table below summarizes silver sales, ounces sold and average realized prices for the following periods (dollars in thousands, except ounce amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Silver revenue	$668	$288	$1,817	$288
Silver ounces sold	27,251	16,059	97,954	16,059
Average realized price (per ounce)	$24.51	$17.93	$18.55	$17.93
During the three and nine months ended September 30, 2020, our silver revenue was $0.7 million and $1.8 million, respectively, compared to $0.3 million in silver revenues for both of the comparable periods of 2019. Similar to gold revenue, increases in silver revenue during the third quarter and first nine months of 2020 compared to the 2019 periods was primarily attributable to mining operations ongoing for the full periods of 2020. We also benefited from favorable silver prices, which increased $6.58 per ounce, or 37%, and $0.62 per ounce, or 3% for the three and nine months ended September 30, 2020, respectively, compared to the prior year periods. During the 2020 periods, silver revenue was negatively impacted from write-downs of recoverable silver ounces on the leach pads during the first half of 2020.
Total cost of sales
Total cost of sales consists of Production costs, Depreciation and amortization, Mine site period costs, and Write-down of production inventories. The table below summarizes total cost of sales for the following periods (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Production costs	$10,865	$1,650	$27,286	$1,650
Depreciation and amortization	675	167	1,999	167
Mine site period costs	14,230	—	34,292	—
Write-down of production inventories	—	14,347	17,924	14,347
Total cost of sales	$25,770	$16,164	$81,501	$16,164
Production costs
For the three and nine months ended September 30, 2020, we recognized $10.9 million and $27.3 million, respectively, in Production costs, or $1,794 per ounce and $1,619 per ounce of gold sold, respectively, compared to $1.7 million in Production costs or $1,031 per ounce of gold sold during both of the comparable periods of 2019. The increase in total production costs was due to an increase in gold ounces sold of 4,456 and 15,254 during the three and nine months ended September 30, 2020 compared to the same periods of 2019. Throughout 2020, and as discussed below, our high operating cost structure and low levels of production have resulted in write-downs and the recorded production costs per ounce approximate the net realizable value per ounce determined in accordance with our accounting policies, that is, our recorded production costs per ounce have been partially limited for the impact of recognizing Mine site period costs, which lowers the carrying value of leach pad inventories.
Depreciation and amortization
Depreciation and amortization was $0.7 million and $2.0 million, or $111 and $119 per ounce of gold sold for the three and nine months ended September 30, 2020, respectively, compared to $0.2 million, or $104 per ounce of gold sold for both the three and nine months ended September 30, 2019. The increase in total depreciation and amortization costs was due to an increase in gold ounces sold of 4,456 and 15,254 during the three and nine months ended September 30, 2020 compared to the same periods of 2019.
Mine site period costs
During the three and nine months ended September 30, 2020, inclusive of depreciation and amortization, we recorded $14.2 million and $34.3 million, respectively, of Mine site period costs that did not qualify for allocation to our production-related inventories and, therefore, were expensed as incurred. Such period costs are generally the result of recurring or significant downtime or delays, unusually high levels of repairs, inefficient operations, overuse of processing reagents, or other unusual costs and activities. There were no comparable costs in the prior year periods as mining operations were restarted during April 2019 and production costs incurred during the third quarter of 2019 did not qualify as Mine site period costs.
Write-down of production inventories
As discussed in Note 2 - Summary of Significant Accounting Policies and Note 4 - Inventories to the Notes to the Financial Statements, based on metallurgical balancing results, during the nine months ended September 30, 2020, we determined that 10,492 ounces of gold (3,980 and 6,512 ounces in the first and second quarters of 2020, respectively), that had been placed on the leach pads were no longer recoverable and wrote-off these ounces. As a result, during the first nine months of 2020, the Company recognized a Write-down of production inventories on the condensed consolidated statements of operations, which included Production costs of $16.7 million ($6.5 million and $10.2 million for the first and second quarters of 2020, respectively), and capitalized depreciation and amortization costs of $1.3 million ($0.6 million and $0.7 million for the first and second quarters of 2020, respectively). During the first half of 2020, we (1) were unable to consistently maintain leach pad conditions required to produce all of the estimated recoverable ounces placed on the leach pads, and (2) experienced instances of solution mismanagement in which pregnant metal-bearing solutions were circulated to areas of leach pads not currently in operation, thus making such ounces unrecoverable. During the third quarter of 2020 we did not experience any metallurgical balancing write-downs of recoverable gold ounces on the leach pads.
General and administrative
General and administrative totaled $5.7 million and $1.5 million during the third quarters of 2020 and 2019, respectively. The increase of $4.2 million during the third quarter of 2020 was primarily due to $3.1 million of additional compensation and salary continuation costs for severance and separation agreements to our former Chief Executive Officer and Chief Financial Officer, $0.9 million of additional legal and professional service fees associated with general corporate matters and obligations as a public company, and $0.4 million related to increases in insurance costs due to becoming a public company.
General and administrative totaled $18.1 million and $4.7 million during the first nine months of 2020 and 2019, respectively. The increase of $13.5 million during the first nine months of 2020 was primarily due to: (1) an increase of $5.1 million in bonus compensation, largely related to the completion of the Recapitalization Transaction; (2) $3.0 million increase in additional compensation and salary continuation costs for severance and separation agreements to our former Chief Executive Officer and Chief Financial Officer; (3) $3.1 million of insurance costs related to a directors and officers run-off policy for Seller as a result of the Recapitalization Transaction; and (4) $2.1 million of additional legal and professional service fees associated with general corporate matters and obligations as a public company.
Accretion
We recorded $0.1 million of Accretion for both the three months ended September 30, 2020 and 2019 and $0.3 million of Accretion both the nine months ended September 30, 2020 and 2019.
Project and development
For the three and nine months ended September 30, 2019, Project and development was $0.4 million and $7.2 million, respectively, while no such costs were incurred during the same periods of 2020. In late 2018, the Company began the process of restarting mining operations and restarted active mining at the Hycroft Mine in April 2019. During the 2019 periods, project and development costs were incurred related to the restart of the Hycroft Mine, such as maintenance and repair of mobile mining equipment and processing equipment (crusher, and Merrill-Crowe facility), to prepare for use after sitting idle for several years. During 2019, project and development costs also related to the preparation of the feasibility study and metallurgical test work, including costs incurred to prepare the 2019 Hycroft Technical Report Summary.
Pre-production depreciation and amortization
Pre-production depreciation and amortization represents expense recognized prior to the restart of mining operations at the Hycroft Mine and for the nine months ended September 30, 2019 was $1.1 million. Upon the April 2019 restart of the Hycroft Mine, we began capitalizing depreciation and amortization to ore on the leach pads. Due to the restart of the Hycroft Mine, no pre-production depreciation and amortization costs were incurred during the three months ended September 30, 2019.
Care and maintenance
Care and maintenance totaled $3.8 million for the first nine months 2019 and were incurred from January to March of 2019 prior to the Hycroft Mine’s April 2019 restart, after which we no longer recorded such costs.
Interest expense, net
As discussed and detailed in Note 10 - Debt, Net to the Notes to the Financial Statements, Interest expense, net of capitalized interest totaled $4.3 million and $16.7 million during the third quarters of 2020 and 2019, respectively, and $39.3 million and $46.8 million during the first nine months of 2020 and 2019, respectively. Interest expense decreased by $12.4 million during the third quarter of 2020 from the same period of 2019 and $7.5 million during the nine months ended September 30, 2020 from the same period in 2019. The year-over-year decreases were a result of completing the Recapitalization Transaction on May 29, 2020, which caused the exchange or conversion of the majority of Seller's $627.8 million debt outstanding to equity, thus resulting in post-Recapitalization Transaction indebtedness totaling $159.8 million for the Sprott Credit Agreement and Subordinated Notes. For the three months ended September 30, 2020 our average debt balance was $141.5 million compared to $503.8 million for the prior year period, thereby reducing interest expense by $12.4 million.
Interest income

Interest income totaled approximately $9,000 and $394,000 during the third quarters of 2020 and 2019, respectively, and $156,000 and $620,000 during the first nine months of 2020 and 2019, respectively. Interest income was lower in the third quarter and first nine months of 2020 due to decreases in interest rate yields from the comparable periods of 2019.
Reorganization items
On March 10, 2015, the predecessor to Seller filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) and incurred legal and professional fees of $0.3 million and $0.9 million for the three and nine months ended September 30, 2019, respectively, related to such matters.
Income taxes
There was no income tax benefit or expense, net, recognized during any of the three or nine month periods ended September 30, 2020 or 2019. Seller’s gain from the Recapitalization Transaction was fully offset by the use of Seller’s deferred tax assets. We have not recorded any future income tax benefits for net losses generated after the completion of the Recapitalization Transaction, due to a full valuation allowance recorded against our net operating loss carryforward earned after the Recapitalization Transaction. For additional details, refer to Note 15 - Income Taxes to the Notes to the Financial Statements.
Net loss
For the reasons discussed above, we recorded net losses of $29.1 million and $113.5 million for the three and nine months ended September 30, 2020, respectively, compared to net losses of $32.1 million and $77.5 million for the three and nine months ended September 30, 2019, respectively.
Liquidity and Capital Resources
General
Prior to the closing of the Recapitalization Transaction, our primary source of liquidity was proceeds received from the issuance of related-party debt instruments, which were used to finance the 2019 restart of mining operations at the Hycroft Mine and all working capital and capital expenditures thereafter. During the second half of 2019, we began to produce and sell gold and silver at the Hycroft Mine that provided a source of revenue and related cash flow. On May 29, 2020, we completed the Recapitalization Transaction that provided cash available for use of $68.9 million. As part of the Recapitalization Transaction, Seller’s indebtedness existing prior to the Recapitalization Transaction was either repaid, exchanged for indebtedness of HYMC, exchanged for shares of HYMC common stock or converted into shares of Seller common stock, and our post-Recapitalization Transaction indebtedness included amounts drawn under the Sprott Credit Agreement and the assumption of the newly issued Subordinated Notes.
Our future liquidity and capital resources management strategy entails a disciplined approach to monitor the timing and amount of any operational tonnage ramp-up of the Hycroft Mine while attempting to remain in a position that allows us to respond to changes in our business environment, such as a decrease in metal prices or lower than forecasted future cash flows, and changes in other factors beyond our control.
Our primary cash requirements during 2020 have related to the leach pad expansion project, of which $15.4 million of the revised estimated total cost of $37.0 million has been spent, and $85.2 million of cash used in operations of the Hycroft Mine, which was higher than planned due to leach pad inventory write downs and higher production costs, the mechanical limitations for mixing soda ash, and corporate and transactional expenses associated with becoming a public entity and completing the Recapitalization Transaction. We have yet to generate cash flow from operations and we do not expect to do so in the fourth quarter of 2020.
As discussed in the Going concern subsection of the Recent Developments section of this MD&A, we are currently working through our budgeting process for 2021. Using estimates of future production, costs, and operational metrics, at current metal spot price levels, we project our monthly mine-site net operating cash flows to be at, or slightly above, break-even levels towards the end of the second quarter of 2021. If we are not successful in achieving our plans, we may require additional financing.
We have undertaken efforts aimed at managing our liquidity and preserving our capital resources by, among other things: (1) monitoring metal prices and the impacts (near-term and future) they have on our business; (2) developing forecasts that we expect to be reliable and achievable based on historical operational and processing challenges encountered to date; (3) controlling our working capital and managing discretionary spending; and (4) planning the timing and amounts of capital expenditures at the Hycroft Mine and deferring such items that are not expected to impact our near term operating plans.
Cash and liquidity
We have placed substantially all of our cash in operating accounts with a well-capitalized financial institution, thereby ensuring balances remain readily available. Due to the nature of our operations and the composition of our current assets, our Cash, Accounts receivable, and metal inventory balances represent substantially all of our liquid assets on hand. Additionally, we are provided with additional liquidity as ounces are recovered from the Ore on leach pads, processed into finished goods, and sold at prevailing spot prices to our customers, and from any net proceeds from Assets held-for-sale.
The following table summarizes our projected sources of future liquidity, as recorded within our financial statements (dollars in thousands):

	September 30, 2020	December 31, 2019
Cash	$11,505	$6,220
Accounts receivable	597	97
Metal inventories(1)	1,495	1,894
Assets held-for-sale(2)	1,158	—
Ore on leach pads(3)	46,480	22,062
Total projected sources of future liquidity	$61,235	$30,273
(1)Metal inventories contained approximately 808 recoverable ounces of gold that are expected to be sold within the next 12 months. Assuming a gold selling price of $1,887 per ounce (the September 30, 2020 P.M. fix) and excluding any proceeds from silver sales, the sale of all gold ounces estimated to be recovered from our metal inventories would provide us with $1.5 million of revenue. See Note 4 - Inventories to the Notes to the Financial Statements for additional information.
(2)On October 31, 2020, we completed the sale of a SAG mill under an Asset Purchase Agreement for proceeds, net of selling costs of $2.3 million (see Note 5 - Prepaids and Other to the Notes to the Financial Statements for additional detail). Pursuant to the terms of the Sprott Credit Agreement we are required to remit 50% of the net proceeds received from the sale to the Lender.
(3)Ore on leach pads contained approximately 26,591 ounces of gold that are expected to be processed into finished goods and then sold within the next 12 months. Assuming a gold selling price of $1,887 per ounce (the September 30, 2020 P.M. fix) and excluding any proceeds from silver sales, the sale of all gold ounces estimated to be recovered from our ore on leach pads would provide us with $50.2 million of revenue. See Note 4 - Inventories to the Notes to the Financial Statements for additional information.

Nine months ended September 30, 2020 compared to the nine months ended September 30, 2019
The following table summarizes our sources and uses of cash for the following periods (dollars in thousands):

	Nine Months Ended September 30,
	2020	2019
Net loss	$(113,522)	$(77,479)
Net non-cash adjustments	98,851	56,507
Net change in operating assets and liabilities	(70,541)	(23,123)
Net cash used in operating activities	(85,212)	(44,095)
Net cash used in investing activities	(19,237)	(10,809)
Net cash provided by financing activities	106,641	48,844
Net increase (decrease) in cash	2,192	(6,060)
Cash, beginning of period	48,967	52,861
Cash, end of period	$51,159	$46,801
Cash used in operating activities
For the nine months ended September 30, 2020, we used $85.2 million of cash in operating activities primarily attributable to a net loss of $113.5 million, the cash impact of which was equal to $14.7 million, and $70.5 million used for working capital, largely due to the $71.8 million used to increase production related inventories. The largest non-cash items during the nine months ended September 30, 2020 included write-downs of production inventories of $17.9 million, mine site period costs of $32.0 million, which are discussed in Note 4 - Inventories to the Notes to the Financial Statements, the non-cash portion of interest expense of $34.7 million and an increase in accounts payable of $6.9 million.
For the nine months ended September 30, 2019, we used $44.1 million of cash in operating activities primarily attributable to a net loss of $77.5 million, the cash impact of which was equal to $21.0 million, and 23.1 million used for working capital, largely due to the $25.9 million used to increase in production-related inventories. The largest non-cash items during the nine months ended September 30, 2019 included the non-cash portion of interest expense of $39.2 million, write-downs of production inventories of $14.3 million and an increase in accounts payable of $4.3 million.
Cash used in investing activities
For the nine months ended September 30, 2020 and 2019, we used $19.2 million and $10.8 million, respectively, in investing activities. For 2020, expenditures primarily related to construction of a large leach pad expansion project and totaled $15.4 million. For the 2019 period, expenditures were mostly driven by construction of leach pad space needed for the restart of $5.7 million, and the purchase and installation of four new cone crushers for $3.8 million.
Cash provided by financing activities
For the nine months ended September 30, 2020, Seller issued $44.8 million in aggregate principal amount of 1.25 Lien Notes (net of issuance costs) which were used to fund the operations and capital needs through May 29, 2020. The remainder of the financing activities primarily related to the Recapitalization Transaction, which provided $210.0 million in net cash flows and was used to repay Seller’s $125.5 million First Lien Agreement, a $6.9 million Promissory Note, and transaction costs and other issuance costs. See Note 3 - Recapitalization Transaction to the Notes to the Financial Statements for further discussion.
The amount of cash provided by financing activities was $48.8 million for the nine months ended September 30, 2019, which was due to $51.9 million in aggregate principal amount of 1.25 Lien Notes (net of issuance costs) issued to fund the restart of mining operations. Seller spent $2.3 million for legal and consulting fees related to the Recapitalization Transaction and $0.7 million to extend the maturity of the First Lien Credit Agreement.

Future capital and cash requirements
The following table provides our gross contractual cash obligations as of September 30, 2020, which are grouped in the same manner as they were classified in the cash flows in order to provide a better understanding of the nature of the obligations and to provide a basis for comparison to historical information. We believe the following provides the most meaningful presentation of near-term obligations expected to be satisfied using current and available sources of liquidity (dollars in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating activities:
Net smelter royalty(1)	$224,422	$1,508	$10,683	$12,550	$199,681
Remediation and reclamation expenditures(2)	62,213	—	—	—	62,213
Interest payments(3)	25,296	3,283	14,998	7,015	—
Operating lease requirements(4)	7,630	7,590	40	—	—
Crofoot royalty(5)	4,990	240	4,554	196	—
Consignment inventory(6)	1,666	833	833	—	—
Financing activities:
Repayments of debt principal(7)	215,335	3,107	34,325	40,045	137,858
Total	$541,552	$16,561	$65,433	$59,806	$399,752
(1)Under the Sprott Royalty Agreement, we are required to pay a perpetual royalty equal to 1.5% of the Net Smelter Returns from our Hycroft Mine, payable monthly. Amounts presented above incorporate estimates of our current life-of-mine plan, and are based on consensus pricing for gold and silver. See Note 9 - Royalty Obligation to the Notes to the Financial Statements for additional information.
(2)Mining operations are subject to extensive environmental regulations in the jurisdictions in which they are conducted and we are required, upon cessation of operations, to reclaim and remediate the lands that our operations have disturbed. The estimated undiscounted cash outflows of these remediation and reclamation obligations are reflected here.
(3)Under the Sprott Credit Agreement, we must pay interest beginning in the 13th month after the initial advance to the Lender and also pay additional interest payments commencing February 28, 2021 and ending on the maturity date. See Note 10 - Debt, Net to the Notes to the Financial Statements for additional information.
(4)As noted below in the Off-balance sheet arrangements section of this MD&A, we have operating leases for mine equipment and office space.
(5)We are required to pay a 4% net profits royalty, including advance royalty payments of $120,000 in any year where mining occurs on the Crofoot claims. See Note 20 - Commitments and Contingencies. Amounts shown represent our current estimates of cash payment timing using consensus pricing for gold and silver.
(6)As noted below in the Off-balance sheet arrangements section of this MD&A, and as discussed in Note 5 - Prepaids and Other to the Notes to the Financial Statements, we have future purchase obligation for consignment inventory.
(7)Repayments of principal on debt consists of amounts due under the Sprott Credit Agreement and the Subordinated Notes. Included in the repayment of the Subordinated Notes principal is interest that has been capitalized as payable in-kind on a quarterly basis, and on a monthly basis for the Sprott Credit Agreement for the first 12 months after the initial advance. See Note 10 - Debt, Net to the Notes to the Financial Statements for additional information.

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
As of September 30, 2020, the Company was in compliance with all covenants.
Off-balance sheet arrangements
As of September 30, 2020, our off-balance sheet arrangements consisted of operating lease agreements (see Note 20 - Commitments and Contingencies to our Notes to the Financial Statements), a net profit royalty arrangement (see Note 20 - Commitments and Contingencies to the Notes to the Financial Statements), and a future purchase obligation for consignment inventory (see Note 5 - Prepaids and Other to the Notes to the Financial Statements).
Accounting developments
For a discussion of any recently issued and/or recently adopted accounting pronouncements, see Note 2 - Summary of Significant Accounting Policies to the Notes to the Financial Statements.
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
Impact of Change in Estimate:
Changes in recovery rate estimates or estimated recoverable gold ounces that do not result in write-downs are accounted for on a prospective basis. If a write-down is required, ore on leach pads would be adjusted to market values before prospectively accounting for the remaining costs and revised estimated recoverable gold ounces. During the nine months ended September 30, 2020, based on our metallurgical balancing results, we determined that 10,492 ounces of gold that had been placed on the leach pads were no longer recoverable and wrote-off these ounces, which resulted in write-downs of production costs of $16.7 million and capitalized depreciation and amortization of $1.3 million. For the three months ended September 30, 2020, we determined that no metallurgical balancing adjustment was needed and as such did not recognize write-downs of production inventories. The write-off of these ounces in the first and second quarters of 2020 was primarily due to the mismanagement of the oxidation process including inadequately adjusting variables in the oxidation process for changes in the ore type based on domain. As a result, we determined that we would recover fewer ounces than planned from those affected sections of the leach pads.
At September 30, 2020, if our estimate of recoverable gold ounces on the leach pad decreased by 2.5% or 5.0%, recoverable gold ounces in ore on leach pads would decrease by approximately 665 ounces or 1,330 ounces, respectively, which would require a write-down of $1.2 million or $2.3 million, respectively, of our ore on leach pad costs before prospectively accounting for the remaining costs. A 2.5% or 5.0% increase to our estimate of recoverable gold ounces in ore on leach pads would increase the estimated recoverable ounces by the aforementioned amounts and reduce our weighted average cost per ounce by approximately $43 per ounce or $83 per ounce, respectively, which would be accounted for on a prospective basis.
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

Impact of Change in Estimate:
Our proven and probable mineral reserves are periodically updated, usually on an annual basis. Estimated recoverable gold ounces used in our units-of-production amortization and impairment calculations are based on proven and probable ore reserves that were determined as of September 30, 2019 using gold and silver selling prices of $1,200 per ounce and $16.50 per ounce, respectively. Resulting changes in estimates of recoverable gold ounces are used in our units-of-production calculations and impairment calculations on a prospective basis.
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
To determine fair value, we use a discounted cash flow model based on quantities of estimated recoverable minerals and incorporate projections and probabilities involving metal prices (considering current and historical prices, price trends, and related factors), production levels, operating and production costs, and the timing and capital costs of expansion and sustaining projects, all of which are based on life-of-mine plans. The term “recoverable minerals” refers to the estimated amount of gold and silver that will be sold after taking into account losses during ore processing and treatment. In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. Our estimates of future cash flows are based on numerous assumptions that are consistent or reasonable in relation to internal budgets and projections, and actual future cash flows may be significantly different than the estimates, as actual future quantities of recoverable gold and silver, metal prices, operating and production costs, and the timing and capital costs of expansion and sustaining projects are each subject to significant risks and uncertainties.
Impact of Change in Estimate:
The estimates and assumptions used in our impairment test as of September 30, 2020 were based on the Hycroft Technical Report, which was effective as of July 31, 2019. The Hycroft Technical Report was prepared using prices of $1,200 per ounce for gold and $16.50 per ounce for silver, which when using sales prices of $1,300 per ounce for gold and $17.33 per ounce for silver, resulted in an after tax net present value of $2.1 billion. We compared the estimated after tax net present value of $2.1 billion to the carrying value of our plant, equipment, and mine development of $48.9 million, and given the large surplus between the estimated after tax net present value of the Hycroft Mine and the carrying value of our plant, equipment, and mine development a change in the estimates used in the Hycroft Technical Report would be unlikely to result in an impairment as of September 30, 2020.
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
The words “estimate”, “plan”, “anticipate”, “expect”, “intend”, “believe”, “project”, “target”, “budget”, “may”, “can”, “will”, “would”, “could”, “should”, “seeks”, or “scheduled to”, or other similar words, or negatives of these terms or other variations of these terms or comparable language or any discussion of strategy or intentions identify forward-looking statements. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefit of the “safe harbor” provisions of such laws. These statements involve known and unknown risks, uncertainties, assumptions, and other factors that may cause our actual results, performance or achievements to be materially different from any results, performance, or achievements expressed or implied by such forward-looking statements. Forward-looking statements are based on current expectations. Important factors that could cause actual results, performance, or achievements to differ materially from those in the forward-looking statements include, but are not limited to:
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
Please see “Risk Factors” in our other reports filed with the U.S. Securities and Exchange Commission (the “SEC”), including our Current Report on Form 8-K12B filed on June 4, 2020 (and amended on June 9, 2020) and Item 1A. Risk Factors to this Quarterly Report on Form 10-Q for more information about these and other risks. These risks may include the following and the occurrence of one or more of the events or circumstances alone or in combination with other events or circumstances, may have a material adverse effect on our business, cash flows, financial condition and results of operations. Important factors and risks that could cause actual results to differ materially from those in the forward-looking statements include, among others:
Industry-related risks including:
•Fluctuations in the price of gold and silver;
•Uncertainties concerning estimates of reserves and mineralized material;
•Uncertainties relating to the COVID-19 pandemic;
•The intense competition within the mining industry and state of Nevada;
•The inherently hazardous nature of mining activities, including environmental risks;
•Our insurance may not be adequate to cover all risks associated with our business, or cover the replacement costs of our assets;
•Potential effects on our operations of U.S. federal and state governmental regulations, including environmental regulation and permitting requirements;
•Cost of compliance with current and future government regulations;
•Uncertainties relating to obtaining or retaining approvals and permits from governmental regulatory authorities;

•Potential challenges to title in our mineral properties;
•Risks associated with proposed legislation in Nevada that could significantly increase the costs or taxation of our operations; and
•Changes to the climate and regulations and pending legislation regarding climate change.
Business-related risks including:
•Risks related to our liquidity and going concern considerations;
•Risks related to the heap leaching process at the Hycroft Mine and estimates of production;
•Our ability to achieve our estimated production and sales rates and stay within our estimated operating and production costs and capital expenditure projections;
•Risks related to our limited experience with a largely untested process of oxidizing and heap leaching sulfide ores;
•The decline of our gold and silver production;
•Risks related to our reliance on one mine with a new process;
•Uncertainties and risks related to our reliance on contractors and consultants;
•Uncertainties related to our ability to replace and expand our ore reserves;
•The costs related to our land reclamation requirements;
•Availability and cost of equipment, supplies, energy, or commodities;
•The commercial success of, and risks relating to, our development activities;
•Risks related to slope stability;
•Our ability to raise capital on favorable terms or at all;
•Risks related to our substantial indebtedness, including cross acceleration and our ability to generate sufficient cash to service our indebtedness;
•Uncertainties resulting from the possible incurrence of operating and net losses in the future;
•Risks related to disruption of our business due to the historical chapter 11 proceedings;
•The loss of key personnel or our failure to attract and retain personnel;
•Risks related to technology systems and security breaches;
•Risks related to current and future legal proceedings;
•Our current intention or future decisions whether or not to use streaming or forward-sale arrangements;
•Risks associated with possible future joint ventures; and
•Risks that our principal stockholders will be able to exert significant influence over matters submitted to stockholders for approval.
Risks related to our common stock and warrants, including:
•Volatility in the price of our common stock and warrants;
•Risks related to a lack of liquidity in the trading of our common stock and warrants;
•Potential declines in the value of our common stock and warrants due to substantial future sales of our common stock and/or warrants;
•Dilution of your investment;
•We do not intend to pay cash dividends; and
•Anti–takeover provisions could make a third party acquisition of us difficult.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As the Company qualifies as smaller reporting company under Item 10(f) of Regulation S-K, quantitative and qualitative disclosures about market risk are not required, and such are omitted from this filing.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Hycroft Mining Holding Company management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act as of September 30, 2020. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us, including our consolidated subsidiaries, in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure and is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2020 to provide such reasonable assurance.
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
The financial statements of the Company have been prepared on a “going concern” basis, which contemplates the presumed continuation of the Company even though events and conditions exist that, when considered individually or in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern because it is probable that, without additional capital injections, the Company may be unable to meet its obligations as they become due within one year after the date that these financial statements were issued.

For the nine months ended September 30, 2020, the Company incurred a net loss of $113.5 million and the net cash used in operating activities was $85.2 million. As of September 30, 2020, the Company had available cash on hand of $11.5 million, working capital of $42.7 million, total liabilities of $206.0 million, and an accumulated deficit of $497.9 million. Although the Company completed the Recapitalization Transaction with MUDS during the second quarter of 2020 and it also completed the Public Offering (as defined herein) on October 6, 2020, for net proceeds of approximately $83.1 million, using its internal forecasts and cash flow projection models, the Company is currently evaluating if there will be sufficient cash to meet its future obligations as they become due as the Company continues to ramp up the Hycroft Mine's operations from current levels to those consistent with the 2019 Hycroft Technical Report.
The Company is currently working through its budgeting process for the 2021 year to determine the quantum and timing of sources and uses of cash, and if additional capital resources may be required during the next twelve months. Using estimates of future production, costs, and operational metrics, at current metal spot price levels, the Company projects its monthly mine-site net operating cash flows to be at, or slightly above, break-even levels towards the end of the second quarter of 2021. However, during the second quarter of 2021, the Company will also begin remitting cash payments required pursuant to the Sprott Credit Agreement, which are currently estimated at $2.9 million over the next 12 months, and continue to incur corporate general and administrative costs.
The Company’s ability to continue as a going concern is contingent upon increasing sales, by achieving higher operating tonnages and recovery rates consistent with the Hycroft Technical Report. Additionally, the Company needs to reduce its production costs, by limiting its reliance on contractors needed to supplement its work force, enhancing its ability to monitor and control the use of reagents in the leach pad and reducing the costs of its mining fleet by increasing the availability and utilization of the fleet and reducing the maintenance costs. If the Company is not successful in achieving its plans it may require additional financing.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Safety and health is our highest priority, which is why we have a mandatory mine safety and health program that includes employee and contractor training, risk management, workplace inspection, emergency response, accident investigation, and program auditing. We consider this program to be essential at all levels to ensure that our employees, contractors, and visitors are always in an environment that is safe and healthy.
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this Quarterly Report on Form 10-Q.
ITEM 5. OTHER INFORMATION

On November 9, 2020, the Company issued a notice of adjustments (the “Warrant Adjustment Certificate”) to holders of certain of its warrants (the “Seller Warrants”) issued by Hycroft Mining Corporation (“Seller”) pursuant to that certain Warrant Agreement, dated October 22, 2015 (the “Seller Warrant Agreement”), by and between Seller and Computershare Inc. and its wholly-owned subsidiary, Computershare Trust Company, N.A., a federally chartered trust company, collectively as the initial warrant agent. The Seller Warrant Agreement and the Seller Warrants issued thereunder were assumed by the Company, with

Continental Stock Transfer & Trust Company LLC as the successor warrant agent, in connection with the closing of the Company’s business combination on May 29, 2020 between the Company and Seller. In connection with the Company’s recent underwritten public offering of units, each unit consisting of one share of its Class A Common Stock, par value $0.0001 per share (the “Common Stock”), and one warrant to purchase one share of its Common Stock at an exercise price of $10.50 per share, the Company determined that certain adjustments were required to be made to the terms of the Seller Warrants as a result of the issuance by the Company in the public offering of 4,951,388 units to “Restricted Persons” under the Seller Warrant Agreement.
As a result of the adjustments required under the Seller Warrant Agreement, (1) the exercise price of each Seller Warrant decreased from $44.82 per share of Common Stock to $41.26 per share of Common Stock; and (2) the number of shares of Common Stock issuable upon exercise of each Seller Warrant increased from 0.25234 to 0.27411. Accordingly, as adjusted, the aggregate number of shares of Common Stock issuable upon full exercise of the 12,721,623 outstanding Seller Warrants increased from 3,210,213 shares to 3,487,168 shares of Common Stock.
The foregoing summary of the Warrant Adjustment Certificate is qualified in its entirety to the terms of the Warrant Adjustment Certificate attached as Exhibit 4.5 to the this Quarterly Report on Form 10-Q for the period ended September 30, 2020.
ITEM 6. EXHIBITS
(a)Exhibits

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
4.1
Warrant Agreement, dated as of October 22, 2015, by and between Hycroft Mining Corporation, Computershare Inc. and its wholly owned subsidiary, Computershare Trust Company N.A., a federally chartered trust company, collectively as warrant agent (Incorporated by reference to Exhibit 10.11 to the joint proxy statement/prospectus on Form S-4/A of the Registrant filed with the SEC on April 7, 2020).

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

4.4
Warrant Agreement dated October 6, 2020 between Hycroft Mining Holding Corporation and Continental Stock Transfer & Trust Company (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed with the SEC on October 6, 2020.)

4.5	Warrant Adjustment Certificate, dated November 9, 2020 from Hycroft Mining Holding Corporation to Continental Stock Transfer & Trust Company*
10.1
Transition and Succession Agreement, dated July 1, 2020, between Randy Buffington and Hycroft Mining Holding Corporation and Autar Gold Corporation (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed with the SEC on July 2, 2020).

10.2
Restricted Stock Unit Agreement (Time Vesting), dated July 1, 2020, between Randy Buffington and Hycroft Mining Holding Corporation (Incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K, filed with the SEC on July 2, 2020).

10.3
Consulting Agreement, dated July 1, 2020, between Randy Buffington and Hycroft Mining Holding Corporation (Incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K, filed with the SEC on July 2, 2020).

10.4
Employment Agreement, dated August 31, 2020 between Diane R. Garrett and Hycroft Mining Holding Corporation (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed with the SEC on August 31, 2020.)

10.5
Restricted Stock Unit Agreement (Time Vesting), dated August 31, 2020 between Diane R. Garrett and Hycroft Mining Holding Corporation (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, filed with the SEC on August 31, 2020.)

10.6
Transition and Succession Agreement dated September 8, 2020 between Hycroft Mining Holding Corporation and Stephen M. Jones (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed with the SEC on September 8, 2020.)

10.7
Consulting Agreement dated September 8, 2020 between Hycroft Mining Holding Corporation and Stephen M. Jones (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, filed with the SEC on September 8, 2020.)

10.8
Employment Agreement, dated October 20, 2020 between Stanton Rideout and Hycroft Mining Holding Corporation (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed with the SEC on October 21, 2020.)

10.9
Restricted Stock Unit Agreement (Time Vesting), dated October 20, 2020 between Stanton Rideout and Hycroft Mining Holding Corporation (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, filed with the SEC on October 21, 2020.)

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

HYCROFT MINING HOLDING CORPORATION (Registrant)

Date: November 9, 2020	By:	/s/ Diane R. Garrett
Diane R. Garrett President and Chief Executive Officer

Date: November 9, 2020	By:	/s/ Stanton Rideout
Stanton Rideout Executive Vice President and Chief Financial Officer