Form 10-K
period 2020-12-31
HYCROFT MINING HOLDING CORP
filed 2021-03-24
CIK 1718405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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
82-2657796

(I.R.S. Employer Identification No.)
80237

(Zip Code)
(303) 253-3267

(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	HYMC	The Nasdaq Capital Market
Warrants to purchase Common Stock	HYMCW	The Nasdaq Capital Market
Warrants to purchase Common Stock	HYMCZ	The Nasdaq Capital Market
Warrants to purchase Common Stock	HYMCL	The Nasdaq Capital Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No ☒
The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of June 30, 2020, the last business day of the registrants most recently completed second fiscal quarter, was $86,679,426.
As of March 22, 2021, there were 59,901,306 shares of the Company’s common stock and no shares of the Company’s preferred stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portion of the registrant's Proxy Statement of the 2021 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2020.

1

HYCROFT MINING HOLDING CORPORATION
Annual Report on Form 10-K

PART I
Cautionary Statement Regarding Forward-Looking Statements
Certain statements in this Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”) may constitute “forward-looking” statements as defined in Section 27A of the Securities Act of 1933 (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the Securities and Exchange Commission (“SEC”), all as may be amended from time to time. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of Hycroft Mining Holding Corporation and its subsidiaries (“Hycroft”) or industry results, to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Statements that are not historical fact are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as the words “plan,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “may,” “will,” “would,” “could,” “should,” “seeks,” or “scheduled to,” or other similar words, or the negative of these terms or other variations of these terms or comparable language, or by discussion of strategy or intentions. These cautionary statements are being made pursuant to the Securities Act, the Exchange Act and the PSLRA with the intention of obtaining the benefits of the “safe harbor” provisions of such laws. Hycroft cautions investors that any forward-looking statements made by us are not guarantees or indicative of future performance as actual results and future events could differ materially from those anticipated in the statements. The forward-looking statements contained in this 2020 Form 10-K are made only as of the date hereof and we do not have, or undertake, any obligation to update or revise any forward-looking statements whether as a result of new information, subsequent events or otherwise, unless required by law. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of this 2020 Form 10-K, and the Summary of Risk Factors in Item 1A. Risk Factors.
ITEM 1. BUSINESS
About the Company
Hycroft Mining Holding Corporation (formerly known as Mudrick Capital Acquisition Corporation) was incorporated under the laws of the state of Delaware on August 28, 2017. In this Annual Report on Form 10-K, “we”, “us”, “our”, the “Company”, “Hycroft”, and "HYMC" refer to Hycroft Mining Holding Corporation and its subsidiaries. We are a U.S.-based gold producer focused on operating and developing its wholly owned Hycroft Mine in a safe, environmentally responsible, and cost-effective manner.
Our operating mine, the Hycroft Mine, is an open-pit heap leach operation located approximately 54 miles west of Winnemucca, Nevada. Mining operations at the Hycroft Mine were restarted in 2019. As part of the restart, Hycroft, along with third party consultants, completed the Hycroft Technical Report Summary, Heap Leaching Feasibility Study, prepared in accordance with the requirements of the Modernization of Property Disclosures for Mining Registrants, with an effective date of July 31, 2019 (the “Hycroft Technical Report”) for our proprietary two-stage heap oxidation and leach process for sulfide ore, which is discussed in further detail in Item 2. Properties. During the year ended December 31, 2020 we sold 24,892 ounces of gold and 136,238 ounces of silver. As of December 31, 2020, the Hycroft Mine had proven and probable mineral reserves of 11.9 million ounces of gold and 478.5 million ounces of silver, which are contained in oxide, transitional, and sulfide ores. We currently recover gold and silver through our heap leach process operations, while we continue to study and conduct testing of commercial production using our proprietary two-stage heap oxidation and leach process.
The Hycroft Mine, our sole operating property, is located outside of Winnemucca, Nevada. Our corporate headquarters is located at 8181 E. Tufts Avenue, Suite 510, Denver, Colorado 80237, and our telephone number is (303) 253-3267. Our website is www.hycroftmining.com.

Recapitalization Transaction with MUDS
As discussed in Note 1 - Company Overview and Note 3 - Recapitalization Transaction to the Notes to the Financial Statements, on May 29, 2020, we, formerly known as Mudrick Capital Acquisition Corporation (“MUDS”), consummated a business combination transaction (the “Recapitalization Transaction”) that resulted in MUDS Acquisition Sub, Inc. (“Acquisition Sub”) acquiring all of the issued and outstanding equity interests of the direct subsidiaries of Hycroft Mining Corporation (“Seller”) and substantially all of the other assets of Seller and assuming substantially all of the liabilities of Seller. In conjunction with the Recapitalization Transaction, Seller’s indebtedness existing prior to the Recapitalization Transaction was either repaid, exchanged for indebtedness of the Company, exchanged for shares of common stock or converted into shares of Seller common stock, and our post-Recapitalization Transaction indebtedness included amounts drawn under the Credit Agreement among MUDS, MUDS Holdco Inc., Allied VGH LLC, Hycroft Mining Holding Corporation, Hycroft Resources and Development, LLC Sprott Private Resource Lending II (Collector) Inc., and Sprott Resources Lending Corp. (“Sprott Credit Agreement”) and the assumption of the newly issued Subordinated Notes (as such are defined herein). Upon closing of the Recapitalization Transaction, our unrestricted cash available for use totaled $68.9 million.
Segment Information
The Hycroft Mine is our only operating segment and includes the operations, development, and exploration activities and contains 100% of our revenues and production costs. Corporate and Other includes corporate general and administrative costs. See Note 17 - Segment Information to the Notes to the Consolidated Financial Statements for additional information on our segments.
Principal Products, Revenues, and Market Overview
The principal products produced at the Hycroft Mine are unrefined gold and silver bars (doré) and in-process inventories (metal-laden carbons and slags), both of which are sent to third party refineries before being sold, generally at prevailing spot prices, to financial institutions or precious metals traders. Doré bars and metal-laden carbons and slags are sent to refineries to produce bullion that meets the required market standards of 99.95% pure gold and 99.90% pure silver. Under the terms of our refining agreements, doré bars and metal-laden carbons and slags are refined for a fee, and our share of the separately recovered refined gold and refined silver are credited to our account or delivered to our buyers.
Product Revenues and Customers
In 2020, revenues from gold and silver made up 94% and 6%, respectively, of our total revenue and, as such, we consider gold our principal product. In 2020, all of our revenues were derived from metal sales to two customers; however, we do not believe we have any dependencies on these customers due to the liquidity of the metal markets and the availability of other metal buyers and financial institutions.
Gold Uses
Gold has two main categories of use: fabrication and investment. Fabricated gold has a variety of end uses, including jewelry, electronics, dentistry, industrial and decorative uses, medals, medallions and coins. Gold investors buy gold bullion, coins and jewelry.
Gold Supply and Demand
The supply of gold consists of a combination of current production from mining and metal recycling and the draw-down of existing stocks of gold held by governments, financial institutions, industrial organizations and private individuals. Based on publicly available information, gold production from mines decreased slightly for 2020 compared to 2019 totaling approximately 3,401 metric tons (or 109.3 million troy ounces) and represented approximately 73.4% of the 2020 global gold supply. Gold demand in 2020 was approximately 3,760 tons (or 120.9 million troy ounces) and totaled approximately $214 billion in value. In 2020, gold demand by sector was comprised of jewelry (38%), bar and coin (24%), ETF investments (23%), technology (8%), and central bank purchases (7%).

Gold Prices
The price of gold is volatile and is affected by many factors beyond our control, such as the sale or purchase of gold by central banks and financial institutions, inflation or deflation and monetary policies, fluctuation in the value of the U.S. dollar and foreign currencies, global and regional demand, and the political and economic conditions of major gold producing countries throughout the world. The following table presents the annual high, low, and average afternoon fixing prices for gold over the past ten years on the London Bullion Market (in U.S. dollars per ounce).

	GOLD PRICES			SILVER PRICES
Year	High	Low	Average	High	Low	Average
2018	1,355	1,178	1,268	17.52	13.97	15.71
2019	1,546	1,270	1,393	19.31	14.38	16.21
2020	2,067	1,474	1,770	28.89	12.01	20.55

On March 22, 2021, the afternoon fixing price for gold and silver on the London Bullion Market was $1,736 per ounce and $25.74 per ounce, respectively.
Competition
The top 10 producers of gold comprise approximately one third of total worldwide mined gold production. We are a developing producer with a single mine. The Hycroft Mine has large gold and silver reserves with an expected average annual production of approximately 366,000 gold equivalent ounces, based on a 34-year mine life included in the Hycroft Technical Report. We have not fully developed our operation and we have not established our long-term production and cost structure. Our costs are expected to be determined by the location, grade and nature of our ore body, processing technologies applied to our ore, and costs including energy, labor and equipment. The metals markets are cyclical, and our ability to maintain our competitive position over the long-term is based on our ability to develop and cost effectively operate the Hycroft Mine in a safe and environmentally responsible manner.
We compete with other mining companies in connection with hiring and retaining qualified employees. There is substantial competition for qualified employees in the mining industry, some of which is with companies having substantially greater financial resources than us and a more stable history. As a result, we may have difficulty hiring and retaining qualified employees.
Please see Item 1A. Risk Factors —Industry Related Risks — We face intense competition in the mining industry, for additional discussion related to our current and potential competition.
Employees
At December 31, 2020, we had approximately 240 employees, of which 228 were employed at the Hycroft Mine. None of our employees are represented by unions.
COVID-19
We have implemented health and safety policies for employees, contractors, and visitors that follow guidelines from the Center for Disease Control (CDC) and the Mine Safety and Health Administration (MSHA). During 2020, especially the fourth quarter, our operations faced certain limitations due to COVID-19 related absences, however the impact did not significantly adversely affect our operations.
Please see Item 1A. Risk Factors — Industry Related Risks — The COVID-19 pandemic may adversely impact our business, financial condition, and results of operations as well as Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for additional discussion related to COVID-19.

Government Regulation of Mining-Related Activities
Government Regulation
Mining operations and exploration activities are subject to various federal, state and local laws and regulations in the United States, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. We have obtained or have pending applications for those licenses, permits or other authorizations currently required to conduct our current mining, exploration and other programs. We believe that we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and the regulations passed thereunder in Nevada and the United States. Although we are not aware of any current claims, orders or directions relating to our business with respect to the foregoing laws and regulations, changes to, or more stringent application, interpretation, or enforcement of, such laws and regulations in Nevada, or in jurisdictions where we may operate in the future, could require additional capital expenditures and increased operating and/or reclamation costs, which could adversely impact the profitability levels of our projects.
On January 20, 2021, the Department of the Interior, Washington Office, issued order number 3395 (the “Order”) promulgating a suspension of authority for Department Bureaus and Offices to take actions including to take actions in accordance with the National Environmental Policy Act; to approve plans of operation, or to amend existing plans of operation under the General Mining Law of 1872; or any notices to proceed under previous surface use authorizations that will authorize ground-disturbing activities. The suspension will remain in effect for 60 days from January 20, 2021, or until any of its provisions are amended, superseded, or revoked. The Order suspended the authority of the local offices of the Bureau of Land Management (“BLM”) to make decisions or to approve any new ground-disturbing actions under previous decisions related to the Company’s planned operations. At the time of the suspension of authority, the Company had no material proposed actions pending with the local office of the Bureau of Land Management, will proceed with currently approved actions for the duration of the anticipated 60-day suspension of authority, and is not currently aware of any material adverse effects from the suspension of authority based on the duration stated in the Order. The Company may require authorization to proceed with new ground-disturbing activities under previous authorizations prior to proceeding into the sulfide ore bodies planned for 2022, in the event the Order has not been amended, superseded, or revoked.
Environmental Regulation
Our mining projects are subject to various federal and state laws and regulations governing protection of the environment. These laws and regulations are continually changing and, in general, are becoming more restrictive. The federal laws and regulations, among other things:
•impose strict, joint and several liability on current and former owners and operators of sites and on persons who disposed of or arranged for the disposal of hazardous substances found at such sites (the Comprehensive Environmental Response, Compensation, and Liability Act);
•govern the generation, treatment, storage and disposal of solid waste and hazardous waste (the Federal Resource Conservation and Recovery Act);
•restrict the emission of air pollutants from many sources, including mining and processing activities (the Clean Air Act);
•require federal agencies to integrate environmental considerations into their decision-making processes by evaluating the environmental impacts of their proposed actions, including the issuance of permits to mining facilities and assessing alternatives to these actions (the National Environmental Policy Act);
•regulate the use of federal public lands to prevent undue and unnecessary degradation of the public lands (the Federal Land Policy and Management Act of 1976);
•restrict and control the discharge of pollutants and dredged and fill materials into waters of the United States (the Clean Water Act); and
•regulate the drilling of subsurface injection wells (the Safe Drinking Water Act and the Underground Injection Control program promulgated thereunder).

We cannot predict at this time what changes, if any, to federal laws or regulations may be adopted or imposed by the new Biden Administration. At the state level, mining operations in Nevada are regulated by the Nevada Department of Conservation and Natural Resources, Division of Environmental Protection (the "Division"), which has the authority to implement and enforce many of the federal regulatory programs described above as well as state environmental laws and regulations. Compliance with these and other federal and state laws and regulations could result in delays in obtaining, or failure to obtain, government permits and approvals, delays in beginning or expanding operations, limitations on production levels, incurring additional costs for investigation or cleanup of hazardous substances, payment of fines, penalties or remediation costs for non-compliance, and post-mining closure, reclamation and bonding.
It is our policy to conduct business in a way that safeguards public health and the environment. We believe that our operations are, and will be, conducted in material compliance with applicable laws and regulations. However, our past and future activities in the United States may cause us to be subject to liability under such laws and regulations. For information about the risks to our business related to environmental regulation, see the following risk factors in Item 1A. Risk Factors - Industry Related Risks:
•Our operations are subject to numerous governmental permits that are difficult to obtain and we may not be able to obtain or renew all of the permits we require, or such permits may not be timely obtained or renewed;
•Changes in environmental regulations could adversely affect our cost of operations or result in operations delays;
•Environmental regulations could require us to make significant expenditures or expose us to potential liability; and
•Our exploration and development operations are subject to extensive environmental regulations, which could result in the incurrence of additional costs and operational delays.
During 2020 and 2019, there were no material environmental incidents or non-compliance with any applicable environmental regulations on the properties now held by us, except as follows: On March 19, 2019, we executed an Administrative Order of Consent and agreed to a payment of $11,521 to the State of Nevada acting by and through the Division to settle a Finding of Alleged Violation and Order issued November 7, 2018 for non-compliance with the Resource Conservation and Recovery Act requirements to remove hazardous waste within 90 days of accumulation of such waste. Additionally, on December 11, 2019, the Division held an enforcement conference with our management to determine whether the issuance of Notices of Alleged Air Quality Violation Order No 2701 was or was not warranted. The Division issued a formal warning and has indicated that it did not intend to take any further action. We did not incur material capital expenditures for environmental control facilities during 2020 and 2019 and do not expect to incur any material expenditures in 2021 for such environmental control facilities.
Reclamation
We are required to mitigate long-term environmental impacts by stabilizing, contouring, re-sloping and re-vegetating various portions of a site after mining and mineral processing are completed, mitigating potential impacts to surface water and groundwater resources. These reclamation efforts will be conducted in accordance with detailed plans, which must be reviewed and approved by the appropriate regulatory agencies. Our reclamation obligations at the Hycroft Mine are secured by surface management surety bonds that meet the financial assurance requirements of the State of Nevada and the BLM. Our most recent reclamation cost estimate was approved by the BLM and the State of Nevada in July 2020. At December 31, 2020, our surface management surety bonds totaled $59.9 million, of which $58.3 million secures the financial assurance requirements for the Hycroft Mine, $1.0 million secures the financial assurance requirements for the adjacent water supply well field and exploration project, and $0.6 million secures the financial assurance requirements for an archaeological mitigation project. Based on the December 31, 2020 estimate, no material reclamation expenditures are expected to be incurred until 2047 and the reclamation work is projected to be completed by 2065. When we perform reclamation work in the future, the work will be planned to conform to our mining operations and will be required to be documented when completed under our governing permits with the government regulatory agencies. The reclamation obligation would be adjusted accordingly as allowed under current regulations, and the financial assurance requirements would be adjusted to account for the completed reclamation work. If we are required to comply with material unanticipated financial assurance requirements in the future, our financial position could be adversely affected, or our posted financial assurance may be insufficient. For financial information about our estimated future reclamation costs refer to Note 11 – Asset Retirement Obligation to our Consolidated Financial Statements.

Mine Safety and Health Administration Regulations
Safety and health is a core value which is why we have mandatory mine safety and health programs that include employee and contractor training, risk management, workplace inspection, emergency response, accident investigation and program auditing. We consider these programs to be essential at all levels to ensure that our employees, contractors, and visitors only operate in a safe and healthy workplace.
Our operations and exploration properties are subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), issuers are required to disclose specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities in periodic reports. MSHA inspects our mines on a regular basis and issues various citations and orders when it believes a violation has occurred under the Mine Act. The number of citations and orders charged against mining operations, and the dollar penalties assessed for such citations, have generally increased in recent years. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) requires us to provide a mine safety disclosure, which we have done in Part I - Item 4. Mine Safety Disclosures of this Form 10-K.
Property Interests and Mining Claims
Our development activities are conducted in the State of Nevada. Mineral interests in Nevada may be owned by the United States, the State of Nevada, or private parties. Where prospective mineral properties are held by the United States, mineral rights may be acquired through the location of unpatented mineral claims upon unappropriated federal land. Where prospective mineral properties are owned by the State of Nevada or private parties, some type of property acquisition agreement is necessary in order for us to explore or develop such property. Mining claims are subject to the same risk of defective title that is common to all real property interests. Additionally, mining claims are self-initiated and self-maintained and, therefore, possess some unique vulnerabilities not associated with other types of property interests. It is impossible to ascertain the validity of unpatented mining claims solely from an examination of the public real estate records and, therefore, it can be difficult or impossible to confirm that all of the requisite steps have been followed for location and maintenance of a claim. For general information about our mineral properties and mining claims refer to Item 2. Properties. For information about the risks to our business related to our property interests and mining claims, see the following risk factors in Item 1A. Risk Factors - Industry Related Risks:
•There are uncertainties as to title matters in the mining industry. Any defects in such title could cause us to lose our rights in mineral properties and jeopardize our business operations; and
•Legislation has been proposed periodically that could, if enacted, significantly affect the cost of our operations on our unpatented mining claims or the amount of Net Proceeds Mineral Tax we pay to the State of Nevada.

ITEM 1A. RISK FACTORS
You should carefully review and consider the following risk factors and the other information contained in this 2020 Form 10-K. We may face additional risks and uncertainties that are not presently known to us, or that we currently deem immaterial, which may also impair our business or financial condition. If any of those risks actually occur, our business, financial condition and results of operations would suffer. The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements. See also Cautionary Statement Regarding Forward-Looking Statements above. The following discussion should be read in conjunction with the financial statements and notes to the financial statements included herein.
Summary of Risk Factors:
The following list provides a summary our risk factors discussed in further detail below:
Industry-related risks including:
•Fluctuations in the prices of gold and silver;
•Uncertainties concerning estimates of mineral reserves and mineral resources;
•Uncertainties relating to the COVID-19 pandemic;
•The intense competition within the mining industry;
•The inherently hazardous nature of mining activities, including environmental risks;
•Our insurance may not be adequate to cover all risks associated with our business, or cover the replacement costs of our assets or may not be available for some risks;
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
•Risks related to our ability to raise capital on favorable terms or at all;
•Risks related to the proprietary two-stage heap oxidation and leach process at the Hycroft Mine and estimates of production;
•Our ability to achieve our estimated production and sales rates and stay within our estimated operating and production costs and capital expenditure projections;
•Risks related to a decline in our gold and silver production;
•Our ability to successfully eliminate or meaningfully reduce processing and mining constraints; the results of our planned 2021 technical efforts and how the data resulting from such efforts could adversely impact processing technologies applied to our ore, future operations and profitability.
•Risks related to our reliance on one mine with a new process;
•Risks related to our limited experience with a largely untested process of oxidizing and heap leaching sulfide ore;
•Uncertainties and risks related to our reliance on contractors and consultants;
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
•Uncertainties related to our ability to replace and expand our mineral reserves;

•The costs related to our land reclamation requirements;
•The loss of key personnel or our failure to attract and retain personnel;
•Risks related to technology systems and security breaches; and
•Risks that our principal stockholders will be able to exert significant influence over matters submitted to stockholders for approval.
Risks related to our common stock and warrants, including:
•Volatility in the price of our common stock and warrants;
•Risks that warrants may expire worthless;
•Anti–takeover provisions could make a third-party acquisition of us difficult; and
•Risks related to limited access to our financial information, as we have elected to take advantage of the disclosure requirement exemptions granted to emerging growth companies and smaller reporting companies.
Industry-Related Risks
The market prices of gold and silver are volatile. A decline in gold and silver prices could result in decreased revenues, decreased net income, increased losses and decreased cash inflows which may negatively affect our business.
Gold and silver are commodities. Their prices fluctuate and are affected by many factors beyond our control, including interest rates, expectations regarding inflation, speculation, currency values, central bank activities, governmental decisions regarding the disposal of precious metals stockpiles, global and regional demand and production, political and economic conditions and other factors. The prices of gold and silver, as quoted by The London Bullion Market Association on December 31, 2020 and December 31, 2019, were $1,888 and $1,515 per ounce for gold, respectively, and $26.49 and $18.04 per ounce for silver, respectively. The prices of gold and silver may decline in the future. A substantial or extended decline in gold or silver prices would adversely impact our financial position, revenues, net income and cash flows, particularly in light of our current strategy of not engaging in hedging transactions with respect to gold or silver. In addition, sustained lower gold or silver prices may:
•reduce revenue potential due to cessation of the mining of deposits, or portions of deposits, that have become uneconomic at the then-prevailing gold or silver price;
•reduce or eliminate the profit, if any, that we currently expect from mining operations;
•halt, delay, modify, or cancel plans for the mining of oxide, transitional, and sulfide ores or the development of new and existing projects;
•make it more difficult for us to satisfy and/or service our debt obligations;
•reduce existing mineral reserves by removing ores from mineral reserves that can no longer be economically processed at prevailing prices; and
•cause us to recognize an impairment to the carrying values of long-lived assets.
Mineral reserve and mineral resource calculations are estimates only and are subject to uncertainty due to factors including metal prices, inherent variability of the ore and recoverability of metal in the mining process.
The calculation of mineral reserves, mineral resources and grades are estimates and depend upon geological interpretation and statistical inferences or assumptions drawn from drilling and sampling analysis, which may prove to be unpredictable. There is a degree of uncertainty attributable to the calculation of mineral reserves and mineral resources, and corresponding grades. Until mineral reserves and mineral resources are actually mined and processed, the quantity of ore and grades must be considered as an estimate only. In addition, the quantity of mineral reserves and mineral resources may vary depending on metal prices, which largely determine whether mineral reserves and mineral resources are classified as ore (economic to mine) or waste (uneconomic to mine). A decline in metal prices may result in previously reported mineral reserves (ore) becoming uneconomic to mine (waste). Current mineral reserve estimates were calculated using sales prices of $1,200 per ounce of gold price and $16.50 per ounce of silver. A material decline in the current price of gold or silver or material changes in our processing methods could require a reduction in our mineral reserve estimates. Any material change in the quantity of mineral reserves, mineral resources, mineralization, grade or stripping ratio may affect the economic viability of our properties. In addition, we can provide no assurance that gold and silver recoveries experienced in small-scale laboratory tests will be duplicated in larger scale tests under on-site conditions or during production.

The COVID-19 pandemic may adversely impact our business, financial condition, and results of operations.
The COVID-19 global pandemic and efforts to reduce its spread have led to a significant decline of economic activity and significant disruption and volatility in global markets. An outbreak could adversely affect our operations if significant portions of our workforce are unable to work or travel effectively for a prolonged period because of government-mandated quarantines, closures, or other restrictions, then our business and financial operations will be significantly impacted and could result in a temporary shutdown of the Hycroft Mine. The continued spread of coronavirus without any impact from effective vaccines or therapeutic treatments may cause further financial instability, and disruptions to our supply chain, which could increase supply costs or prevent us from procuring the supplies necessary to operate the Hycroft Mine. We cannot at this time predict the duration of the coronavirus pandemic or the impact of government regulations that might be imposed in response of the pandemic; however, the coronavirus pandemic may have a material adverse effect on our business, financial position, results of operations and cash flows.
We face intense competition in the mining industry.
The mining industry is intensely competitive, some of which is with large established mining companies with substantial mining capabilities and with greater financial and technical resources than ours. We compete with other mining companies in the recruitment and retention of qualified managerial and technical employees and in acquiring attractive mining claims. If we are unable to successfully attract and retain qualified employees, our development programs and/or our operations may be slowed down or suspended, which may adversely impact our development, financial condition and results of operations.
Mining development and processing operations pose inherent risks and costs that may negatively impact our business.
Mining development and processing operations involve many hazards and uncertainties, including, among others:
•metallurgical or other processing problems;
•ground or slope failures;
•industrial accidents;
•unusual and unexpected rock formations or water conditions;
•environmental contamination or leakage;
•flooding and periodic interruptions due to inclement or hazardous weather conditions or other acts of nature;
•fires;
•seismic activity;
•organized labor disputes or work slow-downs or civil disturbances, including road closures or blockades;
•pandemics adversely affecting the availability of workforces and supplies;
•mechanical equipment failure and facility performance problems; and
•the availability of critical materials, equipment and skilled labor.
These occurrences could result in damage to, or destruction of, our properties or production facilities, personal injury or death, environmental damage, delays in mining or processing, increased production costs, asset write downs, monetary losses and legal liability, any of which could have a material adverse effect on our results of operations and financial condition and adversely affect our projected development and production estimates.
Our insurance may not cover all of the risks associated with our business.
The mining business is subject to risks and hazards, including, but not limited to, construction risks, environmental hazards, industrial accidents, the encountering of unusual or unexpected geological formations, slide-ins, flooding, earthquakes and periodic interruptions due to inclement or hazardous weather conditions. These occurrences could result in damage to, or destruction of, mineral properties mining equipment or production facilities, personal injury or death, environmental damage, reduced production and delays in mining, asset write-downs, monetary losses and possible legal liability. Insurance fully covering many of these risks is not generally available to us and if it is, we may elect not to obtain it because of the high premium costs or commercial impracticality. We do not currently carry business interruption insurance, but may obtain such insurance in the future. Any liabilities incurred for these risks and hazards could be significant and could materially and adversely affect our results of operations, cash flows and financial condition.

Environmental regulations could require us to make significant expenditures or expose us to potential liability.
To the extent we become subject to environmental liabilities, the payment of such liabilities or the costs that we may incur, including costs to remedy environmental pollution, would reduce funds otherwise available to us and could have a material adverse effect on our financial condition, results of operations, and liquidity. If we are unable to fully remedy an environmental violation or release of hazardous substances, we might be required to suspend operations or enter into interim compliance measures pending completion of the required remedy or corrective action. The environmental standards that may ultimately be imposed at a mine site can vary and may impact the cost of remediation. Actual remedial costs may exceed the financial accruals that have been made for such remediation. Additionally, the timing of the remedial costs may be materially different from the current remediation plan. The potential exposure may be significant and could have an adverse effect on our financial condition and results of operations.
Moreover, governmental authorities and private parties may bring lawsuits based upon damage to property or natural resources and injury to persons resulting from the environmental, health and safety impacts of our past and current operations, which could lead to the imposition of substantial fines, remediation costs, penalties, injunctive relief and other civil and criminal sanctions. Substantial costs and liabilities, including those required to restore the environment after the closure of mines, are inherent in our operations. We cannot provide any assurance that any such law, regulation, enforcement or private claim will not have a negative effect on our business, financial condition or results of operations.
Our operations are subject to extensive environmental regulations, which could result in operational delays, penalties and costs.
All phases of our operations are subject to extensive federal and state environmental regulation, including those enacted under the following laws:
•Comprehensive Environmental Response, Compensation, and Liability Act;
•Resource Conservation and Recovery Act;
•Clean Air Act;
•National Environmental Policy Act;
•Clean Water Act;
•Safe Drinking Water Act;
•Federal Land Policy and Land Management Act; and
•Bald and Golden Eagle Protection Act;
Additional regulatory authorities also have jurisdiction over some of our operations and mining projects including the Environmental Protection Agency, the Nevada Division of Environmental Protection, the U.S. Fish and Wildlife Service, BLM, and the Nevada Department of Wildlife.

These environmental regulations require us to obtain various operating permits, approvals and licenses and also impose standards and controls relating to development and production activities. For instance, we are required to hold a Nevada Reclamation Permit with respect to the Hycroft Mine. This permit mandates concurrent and post-mining reclamation of mines and requires the posting of reclamation bonds sufficient to guarantee the cost of mine reclamation. Changes to the amount required to be posted for reclamation bonds for our operations at the Hycroft Mine could materially affect our financial position, results of operations, cash flows and liquidity following consummation of the business combination. Also, the U.S. Fish and Wildlife Service may designate critical habitat and suitable habitat areas it believes are necessary for survival of a threatened or endangered species. A critical habitat or suitable habitat designation could result in further material restrictions to land use and may materially delay or prohibit land access for our development. For example, we had to obtain certain permits associated with mining in the area of an eagle habitat. Failure to obtain such required permits or failure to comply with federal and state regulations could also result in delays in beginning or expanding operations, incurring additional costs for investigation or cleanup of hazardous substances, payment of penalties for non-compliance or discharge of pollutants, and post-mining closure, reclamation and bonding, all of which could have a material adverse impact on our financial performance, results of operations and liquidity.
Compliance with current and future government regulations may cause us to incur significant costs.
Our operations are subject to extensive federal and state legislation governing matters such as mine safety, occupational health, labor standards, prospecting, exploration, production, exports, toxic and hazardous substances, explosives, management of natural resources, land use, water use, air emissions, waste disposal, environmental review and taxes. Compliance with this and other legislation could require us to make significant financial outlays. The enactment of new legislation or more stringent enforcement of current legislation may increase costs, which could have a negative effect on our financial position, results of operations, and liquidity. We cannot predict at this time what changes, if any, to federal laws or regulations may be adopted or imposed by the new Biden Administration. We cannot provide any assurances that we will be able to adapt to these regulatory developments on a timely or cost-effective basis. Violations of these laws, regulations and other regulatory requirements could lead to substantial fines, penalties or other sanctions, including possible shutdown of the Hycroft Mine or future operations, as applicable.
Changes in environmental regulations could adversely affect our cost of operations or result in operational delays.
The regulatory environment in which we operate is evolving in a manner that will require stricter standards and enforcement, increased fines and penalties for non-compliance, more stringent environmental assessments of proposed projects and a heightened degree of responsibility for companies and their officers, directors and employees. New environmental laws and regulations or changes in existing environmental laws and regulations could have a negative effect on exploration activities, operations, production levels and methods of production.
We cannot predict at this time what changes, if any, to federal laws or regulations may be adopted or imposed by the new Biden Administration. We cannot provide any assurance that future changes in environmental laws and regulations will not adversely affect our current operations or future projects. Any changes to these laws and regulations could have an adverse impact on our financial performance and results of operations by, for example, requiring changes to operating constraints, technical criteria, fees or financial assurance requirements.
Our operations are subject to numerous governmental permits that are difficult to obtain and we may not be able to obtain or renew all of the permits we require, or such permits may not be timely obtained or renewed.
In the ordinary course of business we are required to obtain and renew governmental permits for our operations, including in connection with our plans for heap leaching our sulfide ore at the Hycroft Mine. We will also need additional governmental permits to accomplish our long-term plans to mine sulfide ores, including without limitation, permits to allow construction of additional leach pad space. Obtaining or renewing the necessary governmental permits is a complex and time-consuming process involving costly undertakings by us. The duration and success of our efforts to obtain and renew permits are contingent upon many variables not within our control, including the interpretation of applicable requirements implemented by the permitting authority and intervention by third parties in any required environmental review. We may not be able to obtain or renew permits that are necessary to our operations on a timely basis or at all, and the cost to obtain or renew permits may exceed our estimates. Failure to comply with the terms of our permits may result in injunctions, fines, suspension or revocation of permits and other penalties. We can provide no assurance that we have been, or will at all times be, in full compliance with all of the terms of our permits or that we have all required permits. The costs and delays associated with compliance with these permits and with the permitting process could alter all or a portion of our life of mine plan, delay or stop us from proceeding with the operation or development of the Hycroft Mine or increase the costs of development or production, any or all of which may materially adversely affect our business, results of operations, financial condition and liquidity.

There are uncertainties as to title matters in the mining industry. Any defects in such title could cause us to lose our rights in mineral properties and jeopardize our business operations.
Our mineral properties consist of private mineral rights, leases covering private lands, leases of patented mining claims and unpatented mining claims. Areas of the Hycroft Mine are unpatented mining claims located on lands administered by the BLM, Nevada State office to which we have only possessory title. Because title to unpatented mining claims is subject to inherent uncertainties, it is difficult to determine conclusively ownership of such claims. These uncertainties relate to such things as sufficiency of mineral discovery, proper location and posting and marking of boundaries, and possible conflicts with other claims not determinable from descriptions of record. We believe a substantial portion of all mineral exploration, development and mining in the United States now occurs on unpatented mining claims, and this uncertainty is inherent in the mining industry.
The present status of our unpatented mining claims located on public lands allows us the right to mine and remove valuable minerals, such as precious and base metals, from the claims conditioned upon applicable environmental reviews and permitting programs. We also are generally allowed to use the surface of the land solely for purposes related to mining and processing the mineral-bearing ores. However, legal ownership of the land remains with the United States. We remain at risk that the mining claims may be forfeited either to the United States or to rival private claimants due to failure to comply with statutory requirements. Prior to 1994, a mining claim locator who was able to prove the discovery of valuable, locatable minerals on a mining claim, and to meet all other applicable federal and state requirements and procedures pertaining to the location and maintenance of federal unpatented mining claims, had the right to prosecute a patent application to secure fee title to the mining claim from the Federal government. The right to pursue a patent, however, has been subject to a moratorium since October 1994, through federal legislation restricting the BLM from accepting any new mineral patent applications. If we do not obtain fee title to our unpatented mining claims, we can provide no assurance that we will be able to obtain compensation in connection with the forfeiture of such claims.
There may be challenges to title to the mineral properties in which we hold a material interest. If there are title defects with respect to any properties, we might be required to compensate other persons or perhaps reduce our interest in the affected property. Also, in any such case, the investigation and resolution of title issues would divert our management’s time from ongoing production and development programs.
Legislation has been proposed periodically that could, if enacted, significantly affect the cost of our operations on our unpatented mining claims or the amount of Net Proceeds of Mineral Tax we pay to the State of Nevada.
Members of the U.S. Congress have periodically introduced bills which would supplant or alter the provisions of the Mining Law of 1872. Such bills have proposed, among other things, to either eliminate or greatly limit the right to a mineral patent and to impose a federal royalty on production from unpatented mining claims. Such proposed legislation could change the cost of holding unpatented mining claims and could significantly impact our ability to develop mineralized material on unpatented mining claims. A majority of our mining claims are unpatented claims. Although we cannot predict what legislated royalties might be, the enactment of these proposed bills could adversely affect the potential for development of our unpatented mining claims and the economics of our existing operating mines on federal unpatented mining claims. Passage of such legislation could adversely affect our financial performance and results of operations.
We are subject to Net Proceeds of Mineral Tax, which we refer to as “NPT,” to the State of Nevada on up to 5% of net proceeds generated from our Hycroft Mine. Net proceeds are calculated as the excess of gross yield over direct costs. Gross yield is determined as the value received when minerals are sold, exchanged for anything of value or removed from the state. Direct costs generally include the costs to develop, extract, produce, transport and refine minerals. From time to time Nevada legislators introduce bills which aim to increase the amount of NPT mining companies operating in the state pay. As of the date of this filing, there are two proposed amendments to the NPT that would change the calculation of the NPT. Both of the amendments increase the rate of the tax, but one of the amendments would base NPT on gross proceeds instead of net proceeds. If legislation is passed that increases the NPT we pay to the State of Nevada, our business, results of operations, and cash flows could be negatively impacted.

Regulations and pending legislation governing issues involving climate change could result in increased operating costs, which could have a material adverse effect on our business.
A number of governments or governmental bodies have introduced or are contemplating regulatory changes in response to various climate change interest groups and the potential impact of climate change. Legislation and increased regulation regarding climate change could impose significant costs on us and our suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring and reporting and other costs to comply with such regulations. Any adopted future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such regulations. Given the emotion, political significance and uncertainty around the impact of climate change and how it should be dealt with, we cannot predict how legislation and regulation will affect our financial condition, operating performance and ability to compete. Furthermore, even without such regulation, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change by us or other companies in our industry could harm our reputation.
Climate change could have an adverse impact on our cost of operations.
The potential physical impacts of climate change on our operations are highly uncertain and would be particular to the area in which we operate. These climate changes may include changes in rainfall and storm patterns and intensities, water shortages and changing temperatures. These changes in climate could adversely affect our mining operations, including by affecting the moisture levels and pH of ore on our leach pads, increase the cost of production at the Hycroft Mine and materially and adversely affect the financial performance of our operations.
Business-Related Risks
Due to uncertainty surrounding our ability to achieve sales, production, cost and other operating targets, as well as our ability to consummate a future financing transaction to provide additional working capital and to fund capital projects in the future, substantial doubt exists as to our ability to continue as a going concern. Our plans to alleviate the substantial doubt about our ability to continue as a going concern may not be successful, and we may be forced to limit our business activities or be unable to continue as a going concern, which would have a material adverse effect on our results of operations and financial condition.
The financial statements of the Company have been prepared on a “going concern” basis, which contemplates the presumed continuation of the Company even though events and conditions exist that, when considered individually or in the aggregate, raise substantial doubt about our ability to continue as a going concern because it is probable that, without additional capital injections, we may be unable to meet our obligations as they become due within one year after the date of this 2020 Form 10-K.
We restarted operations in 2019 and have incurred net losses, negative operating cash flow and required cash flow from financing to meet our operating and capital spending needs for both the years ended December 31, 2020 and 2019. Based on our internal cash flow projection models, we currently forecast we will likely require additional cash from financing activities in less than 12 months from the filing date of this 2020 Form 10-K to meet our operating and investing requirements and future obligations as they become due. Our current cash flow projection models include the cash payments required pursuant to the Sprott Credit Agreement, which are currently estimated at $9.0 million over the next 12 months including interest payments.
Our ability to continue as a going concern is contingent upon increasing sales, by achieving higher cost-effective operating tonnages and recovery rates as planned as well securing additional funding for working capital, capital expenditures and other corporate expenses. You are cautioned that management’s expectations regarding our liquidity and capital resources are based on a number of assumptions that we believe are reasonable but could prove to be incorrect. For example, our expectations are based on assumptions regarding commodity prices, gold and silver recovery percentages and rates, production estimates, timing of oxidation, anticipated costs and other factors that are subject to a number of risks, many of which are beyond our control. If our assumptions prove to be incorrect, we may require additional financing sooner than we expect to continue to operate our business, which may not be available on favorable terms or at all and which could have a material adverse effect on our results of operations, financial condition and liquidity.

We may need to raise additional capital, but such capital may not be available on favorable terms or at all.
The continuing operation of our Hycroft Mine and future development for mining and processing our mineral reserves and mineral resources will require significant investment. Failure to obtain sufficient financing may result in the delay or indefinite postponement of development or production at the Hycroft Mine. The covenants in the Sprott Credit Agreement could significantly limit our ability to secure new or additional credit facilities, increase our cost of borrowing, and make it difficult or impossible to raise additional capital on favorable terms or at all.
Our primary future cash requirements for 2021 will be to fund capital projects, leases for mining equipment, technical work, augment or recommission process plant equipment, and pay for corporate costs including debt service requirements under the Sprott Credit Agreement. As of December 31, 2020, we had cash of $56.4 million. Using current metal prices and our estimates of future metal sales volumes and costs, we currently expect to fund negative net cash flows from cash on hand during the fiscal year ending December 31, 2021. Future development of the Hycroft Mine may require additional capital to fund expenditures including refurbishing and commissioning the North Merrill-Crowe plant, additional leach pad expansions, additional process plant operations, mining fleet additions, material handling equipment, a rail spur, and working capital. You are cautioned that management’s expectations regarding our liquidity and capital resources are based on a number of assumptions that we believe are reasonable but could prove to be incorrect. For example, our expectations are based on assumptions regarding commodity prices, gold and silver recovery percentages and rates, production estimates, anticipated costs and other factors that are subject to a number of risks, many of which are beyond our control. If our assumptions prove to be incorrect, we may require additional financing sooner than we expect to continue to operate our business, which may not be available on favorable terms or at all and which could have a material adverse effect on our results of operations, financial condition and liquidity.
The estimation of the ultimate recovery of gold and silver from the Hycroft Mine, is based on standard industry sampling and estimating methods, which are subjective. Our results of operations, liquidity, and financial position may be negatively impacted if actual recoveries of gold and silver are lower than estimations.
We use several integrated steps to estimate the metal content of ore placed on the leach pad and the ultimate recovery of gold and silver based on the process projected to be applied to the various ore types. Although we refine our estimates as appropriate at each step in the process, the final amounts are not determined until a third-party smelter refines the doré or metal-laden carbon and determines the final ounces of gold and silver available for sale. We then review this end result and reconcile it to the estimates we developed and used throughout the production process. Based on this review, we adjust our estimation procedures when appropriate. Due to the complexity of the estimation process and the number of steps involved, among other things, actual recoveries can vary from estimates, and the amount of the variation could be significant and could have a material adverse impact on our financial condition, results of operations and liquidity.
There is only limited experience of recovering gold and silver from sulfide ores using a proprietary two-stage heap oxidation and leach process and we may not be able to economically recover gold and silver.
The Hycroft Technical Report reflects extracting gold and silver from transitional and sulfide ores using a proprietary two-stage heap oxidation and leach process on transitional and sulfide ores using soda ash to manage pH and alkalinity during the oxidation process. However, the economic parameters described in the Hycroft Technical Report include a number of assumptions and estimates that could prove to be incorrect. Additionally, this proprietary two-stage heap oxidation and leach process to oxidize transitional and sulfide ores before heap leaching to extract gold and silver is a new and relatively untested process and it has not been widely accepted as a viable process. We cannot provide any assurance that the development and advancement of the Hycroft Mine using our proprietary two-stage heap and leach process will result in economically viable mining operations, yield new mineral reserves or mineral resources, enable us to convert other mineralized material (included within mineral resources identified by the Hycroft Technical Report), or be implemented on an economic and profitable basis.

Cost estimates of operating our Hycroft Mine are uncertain, which may adversely affect our expected production and profitability.
The expenditures to implement our proprietary two-stage heap oxidation and leach process, and access our sulfide ore, are considerable and changes in processing requirements, costs, construction schedules, commodity prices and other factors can adversely affect project economics and expected production and profitability. There are a number of factors that can affect process requirements, costs and construction schedules and result in our assumptions and estimates about the anticipated benefits of a project being incorrect, including, among others:
•changes in input commodity prices and labor costs;
•process requirements vary by mineralogy and ore types;
•changes in estimates of prices and quantities of required reagents for processing, including cyanide, soda ash and lime;
•recovery rates of gold and silver from ore;
•availability and terms of financing;
•availability of labor, energy, transportation, equipment, and infrastructure;
•changes in anticipated tonnage, grade and metallurgical characteristics of the ore to be mined and processed;
•difficulty of estimating construction costs over a period of years;
•delays in completing any environmental review or in obtaining environmental or other governmental permits;
•weather and severe climate impacts; and
•potential delays related to civil disturbances or social and community issues.
We have previously recovered gold and silver from oxide and transitional ores at the Hycroft Mine through our heap leach operations. In connection with our restarted mining operations, in addition to mining oxide ore, the Hycroft Technical Report reflects mining gold and silver sulfide ore using a modified heap leach process, in which soda ash is used in a two-stage heap oxidation and leach process. However, it is important to note that the economic parameters described in a feasibility study, such as the Hycroft Technical Report, include a number of assumptions and estimates that could prove to be incorrect. We use feasibility studies to make a reasoned determination of whether to proceed with a project and to support the required financing for a project, but you should not assume that the economic analysis contained in a feasibility study is a guarantee of future performance as projected in the feasibility study or that the estimated net present value or internal rates of return will be achieved. Actual results may differ materially. In particular, the processing of sulfide ore at the Hycroft Mine is uncertain and, therefore, the process requirements, recovery rates, reagent requirement assumptions, costs and timing of the commencement of the production of sulfide ore operations at the Hycroft Mine could vary greatly from our estimates. Further, we will continue to monitor and evaluate other processing technologies for their potential to process certain sulfide ores, but such technologies may not be economical.
We may not achieve our production and/or sales estimates and our costs may be higher than our estimates, thereby reducing our cash flows and negatively impacting our results of operations and liquidity.
We prepare estimates of future production, sales, and costs for our operations. We develop our estimates based on, among other things, mining experience, processing and mining fleet equipment reliability, operational efficiencies, recovery methods, mineral reserve and mineral resource estimates, assumptions regarding ground conditions and physical characteristics of ores (such as hardness and presence or absence of certain metallurgical characteristics), costs to construct new leach pads and estimated rates and costs of mining and processing. All of our estimates are subject to numerous uncertainties, many of which are beyond our control. Our actual production and/or sales may be lower than our estimates and our actual costs may be higher than our estimates, which could negatively impact our cash flows and results of operations. While we believe that our estimates are reasonable at the time they are made, actual results will vary and such variations may be material. These estimates are speculative in nature, and it may be the case that one or more of the assumptions underlying such projections and estimates may not materialize. You are cautioned not to place undue reliance on the projections and estimates set forth in this 2020 Form 10-K or any document incorporated by reference.

Plans for eliminating or reducing processing and mining constraints and planned technical efforts in 2021, each aimed at positioning us for a future ramp up in production, may not be successful, could result in information which could adversely impact conclusions in the Hycroft Technical Report and/or could provide data, information or test results that could materially and adversely impact our processing technology, potential future output, results of operations and profitability.
In 2021, we expect to continue to more fully evaluate potential opportunities while we also position the Hycroft Mine for ramping up production at the appropriate time. We intend to focus much of our technical efforts for 2021 on, among other things, (1) using our internal technical team to complete a variety of technical analyses and studies; (2) further refine operating parameters of our proprietary two-stage heap oxidation and leach process in order to position ourselves for large-scale application of the oxidation heap leach; and (3) engaging engineering firms to assess and evaluate potential design changes to the current leach pad and unit operations to better support the sulfide oxidation process. While each of these actions is intended to provide us with additional data on which we can assess potential efficiencies and operational improvements and such information provided from these activities could result in updates to the existing Hycroft Technical Report or a new Technical Report including consideration of multiple processing technologies, no assurances can be given that the results of this ongoing technical work in 2021 will enhance or improve our ability to efficiently and successfully access the ore within the Hycroft Mine. Further, while these technical efforts are intended to allow us to ramp up the Hycroft Mine at the appropriate time, that future ramp up is dependent on eliminating current mining and processing constraints. We expect that we will need to acquire an expanded mining fleet capable of mining targeted production rates, and recruit and train operators and maintenance staff. Additional resources must also be spent on enhancing our processing plant capabilities. No assurances can be given that we will be able to successfully eliminate these mining and processing constraints.
As information, test results, and data becomes available to us resulting from our 2021 technical efforts, that information may lead us to modify the scope, nature, and timing of technical, testing, engineering, and growth planning work actually performed. If the results of our technical efforts do not result in increased efficiencies and capabilities and/or if our attempts to eliminate mining and processing constraints are not successful, each of those events could have a material adverse impact on our potential future output, results of operations and profitability.
We currently depend on a single mine and there is no assurance that we will not incur any interruptions or stoppages in our mining activities which would have an adverse effect on our results of operations and financial condition.
The Hycroft Mine is our only mining property. We can provide no assurance that we will be successful in profitably operating the Hycroft Mine using the oxide leach process, the proprietary two-stage heap oxidization and leach process for sulfide ore, or alternative processing technologies. Further, any interruption in our ability to operate the Hycroft Mine, such as, but not limited to, a pandemic, natural disaster, loss of material permits, extended supply interruptions, processing interruptions or difficulties or labor strike would have a material adverse effect on our ability to produce gold and silver and to generate revenue and liquidity.
We cannot be certain that our future development activities will be commercially successful.
Substantial expenditures are required to construct and operate the Hycroft Mine including additional equipment and infrastructure such as additional leach pads to extract gold and silver from our sulfide ore utilizing the new metallurgical processes described in the Hycroft Technical Report, to further develop our Hycroft Mine to identify new mineral reserves and mineral resources, and to expand or establish mineral reserves and mineral resources through drilling and analysis. We cannot provide assurance that our process to extract gold and silver from sulfide ore using a proprietary two-stage heap oxidation and leach process can be maintained on an economic and profitable basis, that any mineral reserves or mineral resources discovered will be in sufficient quantities to justify commercial operations or that the funds required for development can be obtained on a timely or economic basis. A number of factors, including costs, actual mineralization, consistency and reliability of ore grades and commodity and reagent quantities and prices affect successful project development. The efficient operation of processing facilities, the existence of competent operational management, as well as the availability and reliability of appropriately skilled and experienced consultants also can affect successful project development. We can provide no assurance that the development and advancement of the Hycroft Mine sulfide leaching operations will result in economically viable mining operations or yield new mineral reserves or resources.

Our reliance on third party contractors and consultants to conduct our operations and construction projects exposes us to risks.
In connection with the operation of the Hycroft Mine, we contract and engage third party contractors and consultants to assist with aspects of our operations and related construction projects, including construction of new leach pads, maintenance, repair and improvements to our crushing and processing facilities, and mining of our ore and waste. As a result, our operations and construction projects are subject to a number of risks, some of which are outside our control, including:
•negotiating agreements with contractors and consultants on acceptable terms;
•the inability to replace a contractor or consultant and their operating equipment in the event that either party terminates the agreement;
•reduced control over those aspects of operations which are the responsibility of the contractor or consultant;
•failure of a contractor or consultant to perform under their agreement or disputes relative to their performance;
•interruption of operations or increased costs in the event that a contractor or consultant ceases their business due to insolvency or other unforeseen events;
•failure of a contractor or consultant to comply with applicable legal and regulatory requirements, to the extent they are responsible for such compliance; and
•problems of a contractor or consultant with managing their workforce, labor unrest or other employment issues.
In addition, we may incur liability to third parties as a result of the actions of our contractors or consultants. The occurrence of one or more of these risks could decrease our gold and silver production, increase our costs, interrupt or delay our mining operations or our ability to access our ores, and adversely affect our liquidity, results of operations and financial position.
A shortage of equipment and supplies and/or the time it takes such items to arrive at our Hycroft Mine could adversely affect our ability to operate our business.
We are dependent on various supplies and equipment to engage in mining and development operations. The shortage of such supplies, equipment and parts and/or the time it takes such items to arrive at our Hycroft Mine could have a material adverse effect on our ability to carry out our operations and develop the Hycroft Mine, and therefore limit or increase the cost of production. Such shortages could also result in increased construction costs and cause delays in expansion projects.
The inability to obtain soda ash or delays in obtaining soda ash could adversely affect our ability to profitably operate our business.
There are a limited number of suppliers that produce and supply soda ash and to our knowledge, such suppliers do not typically mine soda ash in excess of what they believe they can sell. We entered into a three-year agreement with a soda ash supplier in April 2019 to provide soda ash for our operations. However, if the contracted supplier cancels the contract, is unable to produce and supply enough soda ash or ceases operations because of the large quantities of soda ash required in our operations, we may have to temporarily stop mining until we can obtain a new contract to purchase soda ash. Further, we cannot provide any assurance as to the costs that we might incur in obtaining soda ash from a substitute supplier which could materially and adversely affect the profitability and cash flows of our mining operations.
Changes in the cost or supply of energy or commodities used in operations may adversely affect the profitability of our operations and our financial condition.
Our mining operation requires significant quantities of energy. Our principal energy sources are electricity and diesel fuel. We rely upon third parties for our supply of energy resources consumed in our mining activities. Energy prices can be affected by numerous factors beyond our control, including global and regional supply and demand, political and economic conditions, and applicable regulatory regimes. The prices of various sources of energy may increase significantly from current levels. An increase in energy prices could materially and adversely affect our results of operations and financial condition.
Disruptions in the supply of our energy resources could temporarily impair our ability to produce gold and silver or delay any expansion projects or plans. Our mining operation is in a remote location requiring the long-distance transmission of power. A disruption in the transmission of energy, inadequate energy transmission infrastructure or the termination of any of our energy supply contracts could interrupt our energy supply and adversely affect our operations or expansion projects.
Our production costs are also affected by the prices of commodities we consume or use in our operations, such as diesel fuel, sodium cyanide, soda ash, lime, tires, and explosives. The prices of such commodities are influenced by supply and demand trends affecting the mining industry in general and other factors outside our control. Increases in the price for materials consumed in our mining and production activities could materially and adversely affect our liquidity, results of operations, financial condition and cash flows.

We may be adversely affected by challenges relating to slope stability.
Our open pit mine gets deeper and creates a larger footprint as we mine it, presenting certain geotechnical challenges including the possibility of slope failure. If we are required to decrease pit slope angles or provide additional road access to prevent such a failure, our stated mineral reserves could be negatively affected. Further, hydrological conditions relating to pit slopes, removal of material displaced by slope failures and increased stripping requirements could also negatively affect our stated mineral reserves. We cannot provide any assurances that we will not have to take additional action to maintain slope stability in the future or that our actions taken to date will be sufficient. Unexpected failure or additional requirements to prevent slope failure may negatively affect our results of operations and financial condition, as well as have the effect of diminishing our stated mineral reserves.
The Sprott Credit Agreement imposes significant operating and financial restrictions that may limit our ability to operate our business.
The Sprott Credit Agreement imposes significant operating and financial restrictions on us and our restricted subsidiaries. These restrictions will limit our ability and the ability of our restricted subsidiaries to, among other things, as applicable:
•incur additional debt;
•pay dividends or make other restricted payments, including certain investments;
•create or permit certain liens;
•sell assets;
•engage in certain transactions with affiliates; and
•consolidate or merge with or into other companies, or transfer all or substantially all of our assets or the assets of our restricted subsidiaries.
These restrictions could limit our ability to finance our future operations or capital needs, make acquisitions or pursue available business opportunities.
In addition, the Sprott Credit Agreement will require us to comply with a number of customary covenants, including:
•covenants related to the delivery of monthly, quarterly and annual financial statements, budgets and annual projections;
•maintaining required insurance;
•compliance with laws (including environmental);
•compliance with ERISA;
•maintenance of ownership of 100% of Hycroft Mine;
•restrictions on consolidations, mergers or sales of assets;
•limitations on liens;
•limitations on issuance of certain equity interests;
•limitations on issuance of additional indebtedness;
•limitations on transactions with affiliates; and
•other customary covenants.
We cannot assure you that we will satisfy these covenants or that our lenders will waive any future failure to do so. A breach of any of the covenants under the Sprott Credit Agreement could result in a default. See Note 9 – Debt, Net to the Notes to the Financial Statements for further information. If a default occurs under the Sprott Credit Agreement and/or the Royalty Agreement among Hycroft Mining Holding Corporation, its wholly owned subsidiary Hycroft Resources and Development, LLC and Sprott Private Resource Lending II (CO) Inc., (“Sprott Royalty Agreement”), the lenders could elect to declare the debt, together with accrued interest and other fees, to be immediately due and payable and proceed against the collateral securing that debt, which, in the case of the Sprott Credit Agreement and the Sprott Royalty Agreement, constitutes all or substantially all of our assets.

Our substantial indebtedness could adversely affect our financial condition.
As of December 31, 2020, we had substantial outstanding indebtedness under the Sprott Credit Agreement and the Subordinated Notes. Subject to the limits and terms contained in the Sprott Credit Agreement, if we are able to incur additional debt or grant additional security interests from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes, then the risks related to our high level of debt could intensify. Our high level of debt and royalty payment obligations could:
•make it more difficult for us to satisfy our obligations with respect to our outstanding debt;
•require a substantial portion of our cash flows to be dedicated to debt service and/or royalty payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions and other general corporate purposes;
•limit our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements;
•increase our vulnerability to commodity price volatility, including increases in prices of commodities that we purchase and decreases in prices of gold and silver that we sell, each as part of our operations, general adverse economic and industry conditions;
•limit our flexibility in planning for and reacting to changes in the industry in which we compete;
•place us at a disadvantage compared to other, less leveraged competitors; and
•increase our cost of borrowing.
Any of the above-listed factors could have an adverse effect on our business, financial condition and results of operations and our ability to meet our payment obligations under our debt, and the price of our common stock. The Sprott Credit Agreement contains restrictive covenants that limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of nearly all of our debt.
If we default on our obligations to pay any of our indebtedness or otherwise default under the agreements governing our indebtedness, lenders could accelerate such debt and we may be subject to restrictions on the payment of our other debt obligations or cause a cross-acceleration.
Any default under the agreements governing our indebtedness that is not waived by the required lenders or holders of such indebtedness, and the remedies sought by the holders of such indebtedness, could prevent us from paying principal, premium, if any, and interest on other debt instruments. If we are unable to generate sufficient cash flow or are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness and royalty payment obligations, or if we otherwise fail to comply with the various covenants in any agreement governing our indebtedness, we would be in default under the terms of the agreements governing such indebtedness and other indebtedness under the cross-default and cross-acceleration provisions of such agreements. In the event of such default:
•the lenders or holders of such indebtedness could elect to terminate any commitments thereunder, declare all the funds borrowed thereunder to be due and payable and, if not promptly paid, in the case of our secured debt, institute foreclosure proceedings against our assets; and
•even if these lenders or holders do not declare a default, they may be able to cause all of our available cash to be used to repay indebtedness owed to them.
As a result of such default and any actions the lenders may take in response thereto, we could be forced into bankruptcy or liquidation.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
Our ability to make scheduled payments on our debt and royalty obligations or refinance our debt obligations (if necessary) depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control, including the market prices of gold and silver. We may be unable to maintain a level of cash flow from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness and our royalty obligations.
If our cash flows and capital resources are insufficient to fund our debt service obligations and our royalty obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The Sprott Credit Agreement restricts our ability to dispose of assets and use the proceeds from those dispositions and may also restrict our ability to raise debt to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service and royalty payment obligations then due.
In addition, we conduct a substantial portion of our operations through our subsidiaries, certain of which in the future may not be guarantors of our indebtedness. Accordingly, repayment of our indebtedness is dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Unless they are guarantors of our indebtedness, our subsidiaries do not have any obligation to pay amounts due on our indebtedness or to make funds available for that purpose. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each subsidiary is a distinct legal entity, and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness.
Our inability to generate sufficient cash flows to satisfy our debt and royalty obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial position and results of operations and our ability to satisfy our obligations.
If we cannot make scheduled payments on our debt, we will be in default and the lenders under the Sprott Credit Agreement and the Sprott Royalty Agreement could foreclose against the assets securing their borrowings and we could be forced into bankruptcy or liquidation.
Our lack of exploration activities will lead to our inability to replace depleted mineral reserves.
To maintain production levels over time we must replace depleted reserves by exploiting known ore bodies and locating new deposits. We have plans to continue exploration related to the mining and processing of gold and silver contained in ore within the Hycroft Mine, which may include areas surrounding the Hycroft Mine operating properties. There can be no assurance that such projects will be successful. Our mineral base will decline if reserves are mined without adequate replacement, and we may not be able to sustain production beyond the currently contemplated mine life, based on projected production rates. As a result, our revenues from the future sale of gold and silver may decline, resulting in lower income and reduced growth. Further, we expect to encounter strong competition from other mining companies in connection with the acquisition of properties producing or capable of producing gold and silver. If or when we attempt to acquire new properties, we will face competition from many of these companies that have greater financial resources than we do. Consequently, we may be unable to replace and expand current mineral reserves through the acquisition of new mining properties or interests therein on terms we consider acceptable.
Land reclamation requirements for the Hycroft Mine may be burdensome and expensive and include requirements that we provide financial assurance supporting those requirements.
Land reclamation requirements are generally imposed on companies with mining operations in order to minimize long-term effects of land disturbance. Reclamation may include requirements to control dispersion of potentially deleterious effluents, treat ground and surface water to drinking water standards, and reasonably re-establish pre-disturbance landforms and vegetation.
In order to carry out reclamation obligations imposed on us in connection with our activities, we must allocate financial resources that might otherwise be spent on further development programs. We have established a provision for our reclamation obligations on the Hycroft Mine property, as appropriate, but this provision may not be adequate. If we are required to carry out unanticipated reclamation work, our financial position could be adversely affected.

We are also required by U.S. federal and state laws and regulations to provide financial assurance sufficient to allow a third party to implement approved reclamation plans for the Hycroft Mine if we are unable to do so. Third party financial assurances may not be available to us or we may elect not to obtain it because of the high costs, associated collateral requirements may be too expensive or it may be commercially impractical which could adversely affect our financial position.
If we lose key personnel or are unable to attract and retain additional personnel, we may be unable to develop our business.
Our development in the future will be highly dependent on the efforts of key management employees, specifically, Diane Garrett, our President and Chief Executive Officer, Stanton Rideout, our Executive Vice President and Chief Financial Officer, John (Jack) Henris, our Executive Vice President and Chief Operating Officer, and other key employees that we may hire in the future. We will need to recruit and retain other qualified managerial and technical employees to build and maintain our operations. If we are unable to successfully recruit and retain such persons, our development and growth could be significantly curtailed.
We are dependent upon information technology systems that are subject to disruption, damage, failure and risks associated with implementation and integration.
We are dependent upon information technology systems in the conduct of our operations. Our information technology systems are subject to disruption, damage or failure from a variety of sources, including, without limitation, computer viruses, security breaches, cyber-attacks, natural disasters and defects in design. Cybersecurity incidents, in particular, are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in systems, extortion to prevent or the unauthorized release of confidential or otherwise protected information and the corruption of data. Given the unpredictability of the timing, nature and scope of information technology disruptions, we could potentially be subject to production downtimes, operational delays, extortion, the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, other manipulation or improper use of our systems and networks or financial losses from remedial actions, any of which could have a material adverse effect on our cash flows, financial condition or results of operations.
We could also be adversely affected by system or network disruptions if new or upgraded information technology systems are defective, not installed properly or not properly integrated into our operations. System modification failures could have a material adverse effect on our business, financial position and results of operations and could, if not successfully implemented, adversely impact the effectiveness of our internal controls over financial reporting.
The three largest stockholders of the Company are able to exert significant influence over matters submitted to stockholders for approval, which could delay or prevent a change in corporate control or result in the entrenchment of management or the Board of Directors, possibly conflicting with the interests of our other stockholders.
As of December 31, 2020, Mudrick Capital Management LP, (“Mudrick Capital”), Whitebox Advisors LLC (“Whitebox”), and Highbridge Capital Management LLC, (“Highbridge”) beneficially owned approximately 42%, 20% and 13% of the outstanding shares of our common stock, respectively. Because of their significant stockholdings, each of Mudrick Capital, Whitebox and Highbridge could exert significant influence in determining the outcome of corporate actions requiring stockholder approval and otherwise influence our business. This influence could have the effect of delaying or preventing a change in control of the Company or entrenching management or the Board of Directors, which could conflict with the interests of other stockholders and, consequently, could adversely affect the market price of our common stock.

Risks related to our Common Stock and Warrants
The market price of our shares of common stock and publicly traded warrants may fluctuate widely.
The trading price of our common stock and warrants listed for trading may fluctuate substantially and may be lower than current price. This may be especially true for companies like ours with a small public float. If an active market for our securities continues, the trading price of our securities could be volatile and subject to wide fluctuations. The trading price of our common stock and warrants depends on many factors, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock and/or warrants. Any of the factors listed below could have an adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.
Factors affecting the trading price of our securities may include:
•actual or anticipated fluctuations in our financial results or the financial results of companies perceived to be similar to the Company;
•changes in the market’s expectations about our operating results;
•the public’s reaction to our press releases, other public announcements and filings with the SEC;
•speculation in the press or investment community;
•actual or anticipated developments in our business or our competitors’ businesses or the competitive landscape generally;
•the operating results failing to meet the expectation of securities analysts or investors in a particular period;
•changes in financial estimates and recommendations by securities analysts concerning the Company or the market in general;
•operating and stock price performance of other companies that investors deem comparable to the Company;
•changes in laws and regulations affecting our business;
•commencement of, or involvement in, litigation involving the Company;
•changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•the volume of our common stock available for public sale;
•any major change in the Board of Directors or management;
•sales of substantial amounts of our common stock by our directors, officers or significant stockholders or the perception that such sales could occur; and
•general economic and political conditions such as recessions, interest rates, “trade wars,” reductions in precious metals prices, increases in fuel and other commodity prices used in the operation of our business, currency fluctuations and acts of war or terrorism.
Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general and Nasdaq Capital Market have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for the stocks of other companies that investors perceive to be similar to the Company could depress our stock price regardless of our business, prospects, financial conditions or results of operations. Broad market and industry factors, as well as general economic, political and market conditions such as recessions or interest rate changes, may seriously affect the market price of our common stock and warrants, regardless of our actual operating performance. These fluctuations may be even more pronounced in the trading market for our stock shortly following the business combination. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.
In addition, in the past, following periods of volatility in the overall market and the market prices of particular companies’ securities, securities class action litigations have often been instituted against these companies. Litigation of this type, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources. Any adverse determination in any such litigation or any amounts paid to settle any such actual or threatened litigation could require that we make significant payments.

There is no guarantee that our outstanding public warrants will ever be in the money, and they may expire worthless and the terms of warrants may be amended.
We have 34,289,898 publicly traded warrants outstanding that entitle holders to purchase one share of our common stock at an exercise price of $11.50 per share for a period of five years from the May 29, 2020 Recapitalization Transaction. On October 6, 2020, we issued 9,583,334 units in an underwritten public offering at an offering price to of $9.00 per unit, with each unit consisting of one share of our common stock and one warrant to purchase one share of our common stock at an exercise price of $10.50 per share.
Additionally, as part of the Recapitalization Transaction, we assumed the obligations and liabilities under that certain warrant agreement, dated as of October 22, 2015, by and between Seller and Computershare Inc., a Delaware corporation, and its wholly owned subsidiary Computershare Trust Company, N.A., a federally chartered trust company, collectively as initial warrant agent; and Continental Stock Transfer & Trust Company, LLC was named as the successor warrant agent (the “Seller Warrant Agreement”). Pursuant to the assumption of the Seller Warrant Agreement, the warrants issued thereunder (the “Seller Warrants”) became exercisable into shares of our common stock. As of March 22, 2020, the exercise price for the Seller Warrants was $40.31 per share of our common stock.
There is no guarantee that any or all of the public warrants will ever be in the money prior to their expiration, and as such, the warrants may expire worthless.
Anti-takeover provisions contained in our charter and bylaws, as well as provisions of Delaware law, could impair a takeover attempt.
Our charter contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together, these provisions may make it more difficult to remove management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities. These provisions include:
•no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•the right of our Board of Directors to appoint a director to fill a vacancy created by the expansion of the Board of Directors or the resignation, death or removal of a director in certain circumstances, which prevents stockholders from being able to fill vacancies our Board of Directors;
•a prohibition on stockholders calling a special meeting and the requirement that a meeting of stockholders may only be called by members our Board of Directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;
•the ability of our Board of Directors to determine whether to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
•limiting the liability of, and providing indemnification to, the directors and officers; and
•advance notice procedures that stockholders must comply with in order to nominate candidates to our Board of Directors or to propose matters to be acted upon at a meeting of stockholders, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of the Company.

We are an "emerging growth company" and a "smaller reporting company," and the reduced disclosure requirements applicable to us as such may make our common stock less attractive to our stockholders.
We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, which we refer to as the “JOBS Act.” As such, we have elected to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (iii) reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements. As a result, our stockholders may not have access to certain information they deem important. We will remain an emerging growth company until the earliest of  (i) the last day of the fiscal year (a) following February 12, 2023, the fifth anniversary of the IPO, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that are held by non-affiliates exceeds $700 million as of the last business day of the Company’s prior second fiscal quarter, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.
In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as we qualify as an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
We are also a “smaller reporting company”, and we will remain a smaller reporting company until the fiscal year following the determination that our voting and non-voting common stock held by non-affiliates is $250 million or more measured on the last business day of our second fiscal quarter, or our annual revenues are $100 million or more during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is $700 million or more measured on the last business day of our second fiscal quarter. Similar to emerging growth companies, smaller reporting companies are able to provide simplified executive compensation disclosure and have certain other reduced disclosure obligations, including, among other things, being required to provide only two years of audited financial statements. Our stockholders may find our common stock less attractive as a result of our status as an “emerging growth company” and “smaller reporting company” and our reliance on the reduced disclosure requirements afforded to these companies.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our sole property is the Hycroft Mine. The Hycroft Mine is an open-pit (surface) gold and silver mine with a long history of operations as discussed below. Commencing in January 2019, Hycroft Mining Corporation (the "Seller") began efforts to restart mining operations. During the first quarter of 2019, the Seller worked to bring our six haul trucks, two hydraulic shovels and one wheel loader back into operation. In addition, the Seller began the rehabilitation of the crushing system and the construction of leach pad space to enable mining operations to begin in the second quarter of 2019. Initial gold and silver production occurred in August 2019. During 2020, the rehabilitation of the crushing system was completed, additional mobile fleet equipment was rented, headcount increased, repairs and restoration of processing facilities were continued, and the construction of a new leach pad expansion and related infrastructure began. The North Merrill-Crowe processing and refining facility continues on care and maintenance and it will require expenditures to restore it to operational status.
Hycroft Technical Report
The information that follows relating to the Hycroft Mine is derived, for the most part, from, and in some instances is an extract from, the Hycroft Technical Report prepared in compliance with the SEC’s Modernization of Property Disclosures for Mining Registrants. Portions of the following information are based on assumptions, qualifications and procedures that are not fully described herein. Reference should be made to the full text of the Hycroft Technical Report, incorporated herein by reference and made a part of this 2020 Form 10-K, as previously filed with the SEC on February 14, 2020.
Overview and Highlights
The Hycroft Mine Technical Report contemplates average annual production of approximately 366,000 gold equivalent ounces, based on a 34-year mine life for mining and processing mineral reserves. As of December 31, 2020, we had not yet begun the ramp up of our operations to production levels contemplated in the Hycroft Technical Report and, as such, we are producing gold and silver at a much lower rate. Our 2021 production plan will allow us to maintain our existing workforce and the decision to delay ramp up to high production levels will allow us time to optimize our mining plan, take additional steps to define our ore body, and resolve technical issues to better understand the proprietary two-stage heap oxidation and leach process and evaluate the proposed oxidation process for transitional and sulfide ores, and allow us to evaluate implementing additional processing technologies that may be more profitable for certain ore types. Our current plans focus our efforts on placing the Hycroft Mine in a position for a future ramp up of production at the appropriate time.
The Hycroft Technical Report sets forth a novel process for processing sulfide ore and assumes that we will utilize a substantial amount of existing infrastructure at the Hycroft Mine including administration buildings, mobile maintenance shop, light vehicle maintenance shop, warehouse, leach pads, crushing system, a refinery, and two Merrill-Crowe process plants, after refurbishment. Additionally, a second refinery is planned using existing equipment. In order to ramp up and maintain our operation to tonnage and production levels contemplated by the Hycroft Technical Report, we will need to construct additional leach pad space, add crusher capacity, add material handling systems, and construct a rail spur and storage space among other projects. In addition to infrastructure additions, we will need to significantly expand our mobile mining fleet and workforce, and perform repairs and maintenance to existing infrastructure, particularly the North Merrill-Crowe process plant. In the event that we determine to implement additional processing technologies and/or materially change our assumptions for consumption of reagents or metallurgical recovery rates, we may update or file a new technical report in the future. We currently have established goals and budgeted estimated costs for this work in 2021 or 2022.

Hycroft Mine
For a detailed discussion of the Hycroft Mine’s operating and production data, see Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Hycroft Mine.
The following shows where our Hycroft Mine and Advanced Exploration Properties are located as well as areas of the Hycroft Mine.

HYCROFT
MINE
Gerlach
Hycroft
Mine
Winnemucca
Elko
Gerlach
Reno
Las Vegas
N
0 25 50 100 Miles
Hycroft Mine
Property Location
Humboldt & Pershing Counties
Nevada
HYCROFT

Additionally, the map below shows the current property and facilities layout.
The Hycroft Mine and related facilities are located approximately 54 miles west of Winnemucca, Nevada. Winnemucca, a city with a population of approximately 7,800 (2019), is a commercial community on Interstate 80, 164 miles northeast of Reno. The mine property straddles Townships 34, 35, 351∕2 and 36 North and Ranges 28, 29 and 30 East (MDB&M) with an approximate latitude 40°52’ north and longitude 118°41’ west.
The town is served by a transcontinental railroad and has a municipal airport. Access to the Hycroft Mine from Winnemucca is by Jungo Road, formerly designated as State Route 49, a good-quality, unpaved road, and a short access road to the main entrance of the mine. Well-maintained mine and exploration roads provide access throughout the property. Access is also possible from Imlay, Gerlach and Lovelock by unpaved roads intersecting Interstate 80 and Nevada State Route 447. The majority of our employees live in the Winnemucca area. The site receives electrical power provided by NV Energy from the northwestern Nevada power grid. Initial surveys indicate that the town of Winnemucca has the required infrastructure (shopping, emergency services, schools, etc.) to support the maximum workforce and dependents. The Hycroft Mine currently has water rights which are adequate to support our planned future heap leach operations. The mine is situated on the eastern edge of the Black Rock Desert and on the western flank of the Kamma Mountains between Winnemucca and Gerlach, Nevada. There are no streams, rivers or major lakes in the general area. Elevations in the mine area range between 4,500 and 5,500 feet above sea level.

The climate of the region is arid, with precipitation averaging 2.1 inches per year. Average temperatures during the summer range from 50°F to 90°F and average winter temperatures range from 20°F to 40°F.
We hold 30 private patented claims and 3,247 unpatented mining claims that constitute our Hycroft Mine operating property. The total acreage covered by unpatented claims is approximately 68,759 acres and an additional 1,912 acres is covered by patented claims. Combining the patented and unpatented claims, total claims cover approximately 70,671 acres. Our Hycroft Mine patented claims occupy private lands and our unpatented claims occupy public lands, administered by the BLM. These claims are governed by the laws and regulations of the U.S. federal government and the State of Nevada. To maintain the patented claims in good standing, we must pay the annual property tax payments to the county in which the claims are held. To maintain the unpatented claims in good standing, we must file a notice of intent to maintain the claims within the county and pay the annual mineral claim filing fees to the BLM. Such filing fees amounted to $0.6 million in 2020. As long as we file the annual notice and pay the claim filing fees, there is no expiration date for our unpatented claims.
A portion of the Hycroft Mine is subject to a mining lease requiring us to pay 4% net profit royalty to the owner of certain patented and unpatented mining claims, subject to a maximum of $7.6 million, of which $4.9 million remained payable as of December 31, 2020. There is no expiration date on the net profit royalty.
The Hycroft Mine is also subject to the Sprott Royalty Agreement (as defined herein) that requires us to pay a perpetual royalty equal to 1.5% of the Net Smelter Returns, as such term is defined in such agreement, from our Hycroft Mine. There is no expiration and no limit on the amount that can be paid on the Sprott Royalty Agreement. We have the right to repurchase up to 33.3% (0.5% of the 1.5% royalty) of the royalty on each of the first and second anniversaries from May 29, 2020.
The Hycroft Mine was formerly known as the Crofoot-Lewis open pit mine, which was a small heap leaching operation that commenced in 1983. Vista Gold Corp., a corporation incorporated under the laws of the Yukon Territory (“Vista”), acquired the Crofoot-Lewis claims and mine in 1987 and 1988. During this first operating period the mine produced over 1.0 million ounces of gold and 2.5 million ounces of silver. The mine production continued until it was placed on a care and maintenance program in December 1998 due to low gold prices. Seller acquired the Hycroft Mine in 2007 pursuant to an arrangement agreement where Vista transferred its Nevada mining properties to Seller’s predecessor. Seller restarted the Hycroft Mine in 2008 and suspended mining operations on July 8, 2015. During 2016, Seller was actively processing and producing gold from the ore within the heap leach pads. On January 1, 2017, Seller went into a care and maintenance mode when it stopped adding lime to the leach pads and continued to operate in a care and maintenance mode throughout 2017 and 2018. Prior to restarting operations, production of gold and silver was a byproduct of Seller’s maintenance activities on the Hycroft Mine. In January 2019 Seller began the restart of mining operations. During the first quarter of 2019 Seller began operations again with six haul trucks, two hydraulic shovels and one wheel loader. In addition, Seller began the rehabilitation of its crushing system and the construction of new leach pad space to enable mining operations to begin in the second quarter of 2019. Initial gold and silver production occurred in August 2019.
On site facilities include an administration building, mobile maintenance shop, light vehicle maintenance shop, warehouse, leach pads, crushing system, two Merrill-Crowe process plants and a refinery. The components for a second refinery are on-site and will be constructed as part of the expansion of mining activities. The crushing system was refurbished as part of the restart activities and all other facilities are operational with the exception of the North Merrill-Crowe plant which is currently expected to be needed in 2022. The gross book value of plant and equipment associated with the Hycroft Mine as of December 31, 2020, was $85.3 million.
Geology
The Hycroft Mine is located on the western flank of the Kamma Mountains. The deposit is hosted in a volcanic eruptive breccia and conglomerates associated with the Tertiary Kamma Mountain volcanics. The volcanics are mainly acidic to intermediate tuffs, flows and coarse volcanoclastic rocks. Fragments of these units dominate the clasts in the eruptive breccia. The Central Fault and East Fault control the distribution of mineralization. A post-mineral range-front fault separates the ore-body from the adjacent Pleistocene Lahontan Lake sediments in the Black Rock Desert. The geological events have created a physical setting ideally suited to the open-pit, heap-leach mining operation at the Hycroft Mine. The heap leach method is widely used in the southwestern United States and allows the economical treatment of oxidized low-grade ore deposits in large volumes.
The deposit is typically broken into six major zones based on geology, mineralization, and alteration. These zones include Brimstone, Vortex, Central, Bay, Boneyard, and Camel. Breaks between the zones are major faults.

Mineralization at Hycroft has been deposited through multiple phases. An early silica sulfide flooding event deposited relatively low-grade gold and silver mineralization generally along bedding. This mineralization is cross cut by later, steeply dipping quartz alunite veins. Late stage silver bearing veins are found in the Vortex zone and at depth in the Central area. Late to present supergene oxidation along faults has liberated precious metals from sulfides and further enriched gold and silver mineralization, along water table levels.
The known gold mineralization extends for a distance of three miles in a north-south direction by 1.5 miles in an east-west direction. Mineralization extends to a depth of less than 330 feet in the outcropping to near-outcropping portion of the deposit on the northwest side to over 2,500 feet in the Vortex deposit in the east.
Proven and Probable Mineral Reserves
Our mineral reserve estimates are calculated in accordance with subpart 1300 of Regulation S-K under the Modernization of Property Disclosures for Mining Registrants. Proven and probable mineral reserves may not be comparable to similar information regarding mineral reserves disclosed in accordance with the guidance of other countries. We conduct ongoing studies of our ore bodies to optimize economic values and to manage risk. We revise our mine plans and estimates of proven and probable mineral reserves as required and in accordance with the latest available studies. Our estimates of proven and probable mineral reserves are prepared by and are the responsibility of our employees.
Our estimated proven and probable mineral reserves were determined in 2019 and have been adjusted to reflect depletion solely from mining activities through December 31, 2020. Our mineral reserves are based on prices of $1,200 per ounce for gold and $16.50 per ounce for silver. The gold and silver prices used in estimating mineral reserves were lower than the trailing 3-year average price of $1,272.66 per ounce for gold and $16.53 per ounce for silver at the time they were established. The average London Bullion Market spot metal prices for each of the years ended December 31, 2019, 2018 and 2017 was $1,393, $1,268 and $1,257 per ounce for gold, respectively, and $16.21, $15.71 and, $17.04 per ounce for silver, respectively. Below is a summary of our estimated proven and probable mineral reserves as of December 31, 2020.

	Tons	Grades, oz/t		Contained Oz (000s)
	(000s)	Au	Ag	Au	Ag
Proven (Heap Leach)
Oxide ROM	21,921	0.009	0.233	201	5,114
Transitional ROM	3,257	0.006	0.12	21	391
Oxide 3∕4” Crushed	14,667	0.012	0.739	180	10,837
Transitional 3∕4” Crushed	4,361	0.005	0.312	23	1,361
Transitional 1∕2” Crushed	86,406	0.011	0.452	908	39,014
Sulfide 1∕2” Crushed	249,563	0.012	0.467	2,910	116,457
Total Proven Heap Leach	380,175	0.011	0.456	4,243	173,174
Probable (Heap Leach)
Oxide ROM	12,988	0.005	0.229	70	2,979
Transitional ROM	3,550	0.005	0.131	19	465
Oxide 3∕4” Crushed	2,847	0.010	0.716	28	2,038
Transitional 3∕4” Crushed	1,298	0.004	0.496	5	643
Transitional 1∕2” Crushed	51,752	0.010	0.461	496	23,858
Sulfide 1∕2” Crushed	662,787	0.010	0.411	6,929	272,219
Total Probable Heap Leach	735,222	0.010	0.411	7,547	302,202
Total Probable Sulfide Stockpile 1∕2” Crushed	7,445	0.01	0.422	75	3,139
Total Proven and Probable Mineral Reserves	1,122,842	0.011	0.426	11,865	478,515
Waste	1,316,936
Total Tons	2,439,778
Strip Ratio	1.17

Below is a summary of our estimated proven and probable mineral reserves as of December 31, 2019 that were determined in 2019 and have been adjusted to reflect depletion solely from mining activities through December 31, 2019.

	Tons	Grades, oz/t		Contained Oz (000s)
	(000s)	Au	Ag	Au	Ag
Proven (Heap Leach)
Oxide ROM	22,475	0.009	0.232	205	5,211
Transitional ROM	4,081	0.008	0.185	32	755
Oxide 3∕4” Crushed	15,250	0.012	0.716	184	10,926
Transitional 3∕4” Crushed	4,395	0.005	0.311	24	1,367
Transitional 1∕2” Crushed	90,095	0.01	0.448	945	40,328
Sulfide 1∕2” Crushed	250,333	0.012	0.466	2,921	116,698
Total Proven Heap Leach	386,629	0.011	0.453	4,311	175,285
Probable (Heap Leach)
Oxide ROM	13,145	0.005	0.229	71	3,005
Transitional ROM	3,658	0.005	0.138	20	505
Oxide 3∕4” Crushed	3,001	0.01	0.687	29	2,063
Transitional 3∕4” Crushed	1,300	0.004	0.495	5	644
Transitional 1∕2” Crushed	52,451	0.01	0.458	504	24,041
Sulfide 1∕2” Crushed	662,931	0.01	0.411	6,932	272,252
Total Probable Heap Leach	736,486	0.01	0.411	7,561	302,510
Total Probable Sulfide Stockpile 1∕2” Crushed	8,289	0.01	0.396	85	3,281
Total Proven and Probable Mineral Reserves	1,131,404	0.011	0.425	11,957	481,076
Waste	1,320,164
Total Tons	2,451,568
Strip Ratio	1.17
•Mineral reserves estimated at $1,200/oz Au and $16.50/oz Ag.
•Cut-off grades used a Net Smelter Return (NSR) calculation.
•Numbers in the table have been rounded to reflect the accuracy of the estimate and may not sum due to rounding.
We did not use metal or equivalent metal cut-off grades in estimating proven and probable mineral reserves set forth in the table above and the complexity of the ore body resulted in the use of multiple metallurgical recovery factors by domain and process method, as reflected in the NSR calculations contained in Section 12 of the Hycroft Technical Report. NSR calculations were used as the basis of proven and probable mineral reserve estimations and for decisions influencing operating strategy, mine planning and design, because of differing mining and processing costs, recoveries, and the influence of both gold and silver. Factors including the variable ore types and mineralogy, different process streams and metallurgical recoveries, and related haulage distance can all cause variability in mining and processing costs and block value. Consequently, calculation of the breakeven NSR contained no profit assumptions. Metallurgical recovery factors used to estimate proven and probable mineral reserves set forth in the table above are variable based upon the domain and processing method applied. Detailed domain specific metallurgical recoveries used to estimate proven and probable mineral reserves are set forth in Table 12-3 in Section 12 of the Hycroft Technical Report, including Au and Ag recoveries by domain for ROM Heap Leach Recovery, 3/4” Crushed Heap Leach Recovery, and 1∕2” Crushed Heap Leach Recovery.
The reference point for mineral reserves is ore delivered to the leach pad and does not include reductions attributed to anticipated leach recoveries. In the case of the Hycroft Mine’s open pit, all costs are accounted for during the optimization phase of pit limit planning. Once the optimum pit extents have been determined, the decision to mine the material has been made and the cost incurred; the only task remaining then is to determine the optimal routing of the material. General and administrative expenses, as applied at Hycroft, are a fixed cost and do not vary by the tons mined or processed. As such, general and administrative costs are applied as an annual cost in the mine planning and not applied as a dollar to ton of ore processed. All material routing is based on optimal destination determination accounting for all applicable costs, recoveries, and limits (i.e., crushing capacity).

Below is a summary of gold and silver ounces contained in our estimated proven and probable mineral reserves as of December 31, 2020 to reflect the reduction in mineral reserves resulting from mining in 2020, as compared to December 31, 2019:

		Au Oz (000s)				Ag Oz (000s)
		As of December 31,		Change in Oz		As of December 31,		Change in Oz
Classification	Material	2020	2019	Au Oz	%	2020	2019	Ag Oz	%
Proven	Oxide ROM	201	205	(4)	(2.0)%	5,114	5,211	(97)	(1.9)%
	Oxide 3/4" Crush	21	32	(11)	(34.4)%	391	755	(364)	(48.2)%
	Transition ROM	180	184	(4)	(2.2)%	10,837	10,926	(89)	(0.8)%
	Transition 3/4" Crush	23	24	(1)	(4.2)%	1,361	1,367	(6)	(0.4)%
	Transition 1/2" Crush	908	945	(37)	(3.9)%	39,014	40,328	(1,314)	(3.3)%
	Sulfide 1/2" Crush	2,910	2,921	(11)	(0.4)%	116,457	116,698	(241)	(0.2)%
	Total	4,243	4,311	(68)	(1.6)%	173,174	175,285	(2,111)	(1.2)%

Probable	Oxide ROM	70	71	(1)	(1.4)%	2,979	3,005	(26)	(0.9)%
	Oxide 3/4" Crush	19	20	(1)	(5.0)%	465	505	(40)	(7.9)%
	Transition ROM	28	29	(1)	(3.4)%	2,038	2,063	(25)	(1.2)%
	Transition 3/4" Crush	5	5	—	—%	643	644	(1)	(0.2)%
	Transition 1/2" Crush	496	504	(8)	(1.6)%	23,858	24,041	(183)	(0.8)%
	Sulfide 1/2" Crush	6,929	6,932	(3)	—%	272,219	272,252	(33)	0.0%
	Total	7,547	7,561	(14)	(0.2)%	302,202	302,510	(308)	(0.1)%

Probable Stockpile	Sulfide 1/2" Crush	75	85	(10)	(11.8)%	3,139	3,281	(142)	(4.3)%

Proven and Probable	Oxide ROM	271	276	(5)	(1.8)%	8,093	8,216	(123)	(1.5)%
	Oxide 3/4" Crush	40	52	(12)	(23.1)%	856	1,260	(404)	(32.1)%
	Transition ROM	208	213	(5)	(2.3)%	12,875	12,989	(114)	(0.9)%
	Transition 3/4" Crush	28	29	(1)	(3.4)%	2,004	2,011	(7)	(0.3)%
	Transition 1/2" Crush	1,404	1,449	(45)	(3.1)%	62,872	64,369	(1,497)	(2.3)%
	Sulfide 1/2" Crush	9,914	9,938	(24)	(0.2)%	391,815	392,231	(416)	(0.1)%
	Total	11,865	11,957	(92)	(0.8)%	478,515	481,076	(2,561)	(0.5)%
Typical break-even individual single metal cut-off grade listed for informational reference in the Hycroft Technical Report (Table 12-7) is as follows:

Process Method	Au (opt)	Ag (opt)
ROM Oxide Leach Recovery	0.006	0.938
ROM Transitional Leach Recovery	0.008	1.115
3/4” Crushed Oxide Leach Recovery	0.005	0.793
3/4” Crushed Transitional Leach Recovery	0.007	0.835
1/2” Crushed Transitional Leach Recovery	0.006	0.420
1/2” Crushed Sulfide Leach Recovery	0.007	0.519

The NSR calculation incorporates more than the typical single metal cutoff grades shown above, and the cutoff grades above, while typical, are not utilized in the estimation or reporting of mineral reserves. The NSR calculation covers all fixed and variable costs including mining, processing, sustaining capital deemed to be directly proportional to ore tonnage, general and administration, gross royalties, transport and shipping costs, smelting and refining costs, limits to payable metals, and refining penalties for deleterious metals. The following is an example of the method used to calculate the NSR expressed in US dollars per ton (US$/t):
NSR (US$/t) is calculated from the following equation:
NSR = (((Au Price - Au Selling) * Au Grade * Recovery Au * Au Refine) + ((Ag Price - Ag Selling) * Ag Grade * Recovery Ag * Ag Refine)) * (1 - Royalty) - Mine Cost - Process Cost - Soda Ash Cost - Sustaining Cost - G&A Cost
Where:

NSR	=	Net Smelter Return
Au Price	=	Au selling price in $ per troy ounce
Au Selling	=	bullion treatment and refining cost in $ per troy ounce
Au Grade	=	Au fire grade in troy ounces per ton
Recovery Au	=	% metallurgical recovery of Au by process route & domain
Au Refine	=	% payable for Au refining losses and deductions
Ag Price	=	Ag selling price in $ per troy ounce
Ag Selling	=	bullion treatment and refining cost in $ per troy ounce
Ag Grade	=	Ag fire grade in troy ounces per ton
Recovery Ag	=	% metallurgical recovery of Ag by process route & domain
Ag Refine	=	% payable for Ag refining losses and deductions
Royalty	=	% royalty (Note due to very limited royalty remaining, no royalty has been included)
Mine Cost	=	mining cost per ton by material type
Process Cost	=	process cost per ton by process type & domain
Soda Ash Cost	=	soda ash cost per ton
Sustaining Cost	=	sustaining cost per ton
G&A Costs	=	general and administrative cost per ton

In addition to the factors listed above, methods, material assumptions and criteria used for estimating mineral reserves, as set forth in Section 12 of the Hycroft Technical Report, are as follows:
•Costs were generated by Hycroft personnel, metallurgical recoveries were developed by M3 Engineering, and slope inputs supplied by Call and Nicholas and Golder Associates.
•An NSR was generated for each 40 ft x 40 ft x 40 ft block for each of the processing methods available at Hycroft, which are the following:
◦Run-of-Mine (ROM) Heap Leaching of oxide and transitional material;
◦3∕4” Crushed Heap Leaching of oxide and transitional material;
◦1∕2” Crushed Heap Leaching of transitional and sulfide material; and
◦Assumed gold and silver prices of $1,200 and $16.50 per ounce, respectively.
◦Economic pit limits were determined with Geovia Whittle® Strategic Planning software.
◦Open pit designs were completed utilizing Maptek Vulcan 3D mine design software.
◦Mine planning was completed using Minemax strategic and operational mine planning software and the processing method that returned the highest net value was selected. If all processing methods returned a negative value, the block was classified as waste.

Soda ash assumptions set forth in Table 12-4 in Section 12 of the Hycroft Technical Report were as follows:

Soda Ash Cost	=	Cost of Soda Ash x Soda Ash Required
Cost of Soda Ash	=	$0.11 per pound
Soda Ash Required	=	% Oxidation x 2000 x % Sulfide Sulfur x 1.57
% Oxidation	=	(Target Oxidation — ratio_au) / Liberation Rate
Target Oxidation	:	Bay = 55%; All Others = 70%
ratio_au	=	aucn block grade / aufa block grade
Liberation Rate		if (ratio_au le 0.05) then = 1.77
if (ratio_au le 0.10) then = 1.89
if (ratio_au le 0.15) then = 1.99
if (ratio_au le 0.20) then = 2.09
if (ratio_au le 0.25) then = 2.18
if (ratio_au le 0.30) then = 2.27
if (ratio_au le 0.35) then = 2.36
if (ratio_au le 0.40) then = 2.44
if (ratio_au le 0.45) then = 2.53
if (ratio_au le 0.50) then = 2.60
if (ratio_au le 0.55) then = 2.68
if (ratio_au le 0.60) then = 2.70
if (ratio_au le 0.70) then = 2.78
Additional parameters used to calculate NSR included: (i) Whittle input parameters of the heap leach for oxide, transitional and sulfide ores and multiple cost and recovery factors by domain, as set forth in Table 12-2 of the Hycroft Technical Report; and (ii) heap leach metallurgical recoveries utilized in the Whittle optimization in mineral reserve determinations varying by redox, domain and process method, as set forth in Table 12-3 of the Hycroft Technical Report.
Measured, Indicated and Inferred Mineral Resources
Our mineral resource estimates are calculated in accordance with subpart 1300 of Regulation S-K and are exclusive of mineral reserves. Measured, indicated and inferred mineral resources may not be comparable to similar information regarding mineral resources disclosed in accordance with the guidance of other countries. The estimates of Mineral Resources may be materially affected if mining, metallurgical, or infrastructure factors change from those currently anticipated at the Hycroft Mine. Estimates of inferred mineral resources have significant geological uncertainty and it should not be assumed that all or any part of an inferred mineral resource will be converted to the measured or indicated categories. Mineral resources that are not mineral reserves do not meet the threshold for reserve modifying factors, such as estimated economic viability, that would allow for conversion to mineral reserves.

The Hycroft Mine contains a large precious metals deposit, based on measured and indicated mineral resource size. The resource information provided below was calculated by SRK Consulting (U.S.), Inc. ("SRK") during 2019 and also reflects the resource information as of December 31, 2019 and December 31, 2020 as Hycroft did not deplete any resources from mining activities through December 31, 2020.

Classification	Material	Tons (kt)	Contained Grade				Contained Metal
			AuFa OPT	AuCn OPT	AgFa OPT	S%	Au (koz)	Ag (koz)
Measured	Oxide	5,650	0.011	0.008	0.224	1.79	60	1,267
	Transitional	21,746	0.011	0.005	0.186	1.80	232	4,038
	Sulfide	37,512	0.010	0.002	0.273	1.85	356	10,248
		64,908	0.010	0.004	0.240	1.83	649	15,554
Indicated	Oxide	2,619	0.006	0.005	0.229	1.89	17	599
	Transitional	16,293	0.007	0.003	0.329	1.79	117	5,369
	Sulfide	310,102	0.009	0.002	0.282	1.81	2,916	87,470
		329,014	0.009	0.002	0.284	1.81	3,050	93,438
Measured and Indicated	Oxide	8,268	0.009	0.007	0.226	1.82	77	1,867
	Transitional	38,039	0.009	0.004	0.247	1.80	349	9,407
	Sulfide	347,614	0.009	0.002	0.281	1.81	3,272	97,718
		393,922	0.009	0.002	0.277	1.81	3,699	108,992
Inferred	Oxide	6,191	0.007	0.005	0.267	1.72	44	1,651
	Transitional	20,148	0.008	0.004	0.276	1.74	156	5,570
	Sulfide	568,704	0.010	0.002	0.214	1.76	5,516	121,930
	Fill	4,018	0.013	0.008	0.150	0.63	53	603
		599,062	0.010	0.002	0.217	1.76	5,769	129,754

•Mineral resources are not mineral reserves and do not meet the threshold for reserve modifying factors, such as estimated economic viability, that would allow for conversion to mineral reserves. There is no certainty that any part of the mineral resources estimated will be converted into mineral reserves and no mineral resources are assumed to be converted into mineral reserves in the Hycroft Technical Report.
•Open pit resources stated as contained within a potentially economically minable open pit; pit optimization was based on assumed prices for gold of $1,400 per ounce and for silver of $18 per ounce, variable Au and Ag Recoveries based on geometallurgical domains, a mining cost of $1.45 per ton, variable ore processing costs based on geometallurgical domains, and G&A cost of $0.65 per ton, and a pit slope of 45 degrees;
•Open pit resources are reported based on calculated NSR block values and the cutoff therefore varies from block to block. The NSR incorporates Au and Ag sales costs of $0.75 per ounce beyond the costs used for pit optimization;
•Numbers in the table have been rounded to reflect the accuracy of the estimate and may not sum due to rounding;
•Mineral resources are reported exclusive of mineral reserves.
We did not use metal or equivalent metal cut-off grades in estimating measured, indicated or inferred mineral resources set forth in the table above, as no mining of mineral resources has been incorporated into the contemplated 34-year mine plan set forth in the Hycroft Technical Report, and the complexity of the ore body resulted in the use of multiple metallurgical recovery factors by ore body, as reflected in the NSR calculations contained in Section 11 of the Hycroft Technical Report. NSR block calculations were used as the basis for measured, indicated and inferred mineral resources estimations and open pit mineral resources are reported based on calculated NSR block values and the cutoff therefore varies from block to block. SRK worked with our predecessor to construct updated three-dimensional wireframes for alteration and oxidation zones uses geo software. Estimation of gold, silver, sulfur and rock hardness in a three-dimensional block model was completed by SRK and is reflected in Section 11 of the Hycroft Technical Report.
Metallurgical recovery factors used to estimate measured, indicated or inferred mineral resources set forth in the table above, are variable based upon the domain and processing method applied. Detailed domain specific metallurgical recoveries used to estimate measured, indicated or inferred mineral resources are set forth in Table 11-21 in Section 11 of the Hycroft Technical Report, including Au and Ag recoveries by domain for ROM Heap Leach Recovery, 3∕4” Crushed Heap Leach Recovery, and 1∕2” Crushed Heap Leach Recovery.

Measured, indicated and inferred mineral resources were estimated based upon an open pit optimization utilizing the following assumptions:
•assumed prices for gold of $1,400 per ounce and for silver of $18 per ounce;
•variable Au and Ag Recoveries based on geometallurgical domains;
•mining cost of $1.45 per ton;
•variable ore processing costs based on geometallurgical domains;
•G&A cost of $0.65 per ton;
•pit slope of 45 degrees; and
•NSR incorporates Au and Ag sales costs of  $0.75 per ounce beyond the costs used for pit optimization.
Please see Table 11-21 in Section 11 of the Hycroft Technical Report for a more detailed tabular presentation of the resource pit optimization parameters for oxide, transitional and sulfide ores and multiple cost and metallurgical recovery factors by domain that were also used in the calculation of block NSR values for reporting purposes.
Below is a summary of gold and silver ounces contained in our estimated measured, indicated, and inferred resources as of December 31, 2019 and December 31, 2020, as there were no reductions to mineral resources from mining in 2020:

		Au Oz (000s)				Ag Oz (000s)
		As of December 31,		Change in Oz		As of December 31,		Change in Oz
Classification	Material	2020	2019	Au Oz	%	2020	2019	Ag Oz	%
Measured	Oxide	60	60	—	—%	1,267	1,267	—	—%
	Transitional	232	232	—	—%	4,038	4,038	—	—%
	Sulfide	356	356	—	—%	10,248	10,248	—	—%
		649	649	—	—%	15,554	15,554	—	—%
Indicated	Oxide	17	17	—	—%	599	599	—	—%
	Transitional	117	117	—	—%	5,369	5,369	—	—%
	Sulfide	2,916	2,916	—	—%	87,470	87,470	—	—%
		3,050	3,050	—	—%	93,438	93,438	—	—%
Measured and Indicated	Oxide	77	77	—	—%	1,867	1,867	—	—%
	Transitional	349	349	—	—%	9,407	9,407	—	—%
	Sulfide	3,272	3,272	—	—%	97,718	97,718	—	—%
		3,699	3,699	—	—%	108,992	108,992	—	—%
Inferred	Oxide	44	44	—	—%	1,651	1,651	—	—%
	Transitional	156	156	—	—%	5,570	5,570	—	—%
	Sulfide	5,516	5,516	—	—%	121,930	121,930	—	—%
	Fill	53	53	—	—%	603	603	—	—%
		5,769	5,769	—	—%	129,754	129,754	—	—%

Cautionary Note to Investors
Information concerning our mineral properties in the Hycroft Technical Report and in this 2020 Form 10-K includes information that has been prepared in accordance with the requirements of the Modernization of Property Disclosures for Mining Registrants set forth in subpart 1300 of Regulation S-K which we elected to adopt early and became widely applicable on January 1, 2021. These standards differ significantly from the previously applicable disclosure requirements of Industry Guide 7 in that mineral resource information was not permitted and mineral reserves have been calculated in accordance with the provision of subpart 1300 of Regulation S-K.
Under SEC standards, mineralization, such as mineral resources, may not be classified as a “mineral reserve” unless the determination has been made that the mineralization could be economically and legally produced or extracted at the time of the mineral reserve determination by a qualified person as defined by subpart 1300 of Regulation S-K. The term “economically,” has been interpreted to mean that profitable extraction or production has been established or analytically demonstrated in a pre-feasibility or feasibility study to be viable and justifiable under reasonable investment and market assumptions. The term “legally” as it relates to the definition of mineral reserves, has been interpreted not to imply that all permits needed for mining and processing have been obtained or that other legal issues have been completely resolved. However, for a mineral reserve to exist, we must have a justifiable expectation, based on applicable laws and regulations, that issuance of permits or resolution of legal issues necessary for mining and processing at a particular deposit will be accomplished in the ordinary course and in a timeframe consistent with our current proposed mine plans. As used in this 2020 Form 10-K, the terms “mineral resource”, “measured mineral resource”, “indicated mineral resource” and “inferred mineral resource” are defined and used in accordance with the Modernization of Property Disclosures for Mining Registrants set forth in subpart 1300 of Regulation S-K. You are specifically cautioned not to assume that any part or all of the mineral deposits (including any mineral resources) in these categories will ever be converted into mineral reserves, as defined by the SEC.
You are cautioned that, except for that portion of mineral resources classified as mineral reserves, mineral resources do not have demonstrated economic value. Inferred mineral resources have a high degree of uncertainty as to their existence as to whether they can be economically or legally mined. Estimates of inferred mineral resources may not form the basis of an economic analysis. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. A significant amount of exploration must be completed in order to determine whether an inferred mineral resource may be upgraded to a higher category. Therefore, you are cautioned not to assume that all or any part of an inferred mineral resource exists, that it can be economically or legally mined, or that it will ever be upgraded to a higher category. Likewise, you are cautioned not to assume that all or any part of measured or indicated mineral resources will ever be upgraded to mineral reserves.
Internal Controls and Material Assumptions
Seller’s drill hole database has been validated by Seller’s exploration group. A review and validation of the collar coordinate, down-hole survey, and geology data was completed in the third quarter of 2014 by Seller’s predecessor’s geologists.
SRK completed data verification and validation in advance of geological modeling and resource estimation, first between May and July 2017, for gold, silver, sulfide sulfur, and total sulfur analytical results, and for logged geological data. During this review, the analytical databases were found to be incomplete. SRK worked with Seller’s predecessor to extract all available analytical data from the acQuire database. This resulted in a 58% increase in the sulfide sulfur dataset. The compilation of gold and silver assay values in parts per million (PPM) units resulted in more intervals with valid Au CN:FA values for oxide modeling, and greater precision for grade estimation. SRK completed data verification for the new analytical database in September 2017.
Model validation was approached through visual and statistical methods. Visual comparison was done on sections and in plan for each area of the deposit. Statistical comparison was achieved using comparative population statistics and swath plots. Reconciliation of the model, excluding fill, to available production data was completed. Material mined by Seller’s predecessor between 2008 and 2015 was compared to blocks in the mined volume. Model and production data are summarized in the Hycroft Technical Report. The model compared well to historical production records for total gold ounces. The model has about 5% more tonnage, and about 4% lower gold grade, than the reported production. Reported silver grade was about 7% lower than what was predicted by the model and resulted in silver ounces produced about 12% less than what was predicted from the block model.
A visual inspection of the model in plan and section confirmed that grades were well correlated between the blocks and the composite data in each area.
Statistics by interpolation domain (grade shell) were used to compare the Au and Ag NN (polygonal) and OK and IDW, where applicable, grades against each other. The NN interpolation method provides a declustered representation of the sample grades and therefore, the resulting mean grades of any other method should be similar to the mean grade of the NN estimate at a zero-cutoff grade. For Au, the OK estimates were within acceptable tolerances of the NN; approximately ±3% for each domain.

The global mean estimated OK grade at zero cut-off was within ~1% of the NN estimate. For Ag, the OK and IDW estimates were within acceptable tolerances of the NN; approximately ±5% for each domain, with the higher variances corresponding to the poorly sampled Bay and Lewis domains. The global mean estimated grade at zero cut-off was within ~1.2% of the NN estimate.
A swath plot is a graphical display of the grade distribution derived from a series of bands, or swaths, generated in several directions through the deposit. Using the swath plot, grade variations from the OK and IDW (where applicable) model are compared to the distribution derived from the NN grade model.
On a local scale, the NN model does not provide reliable estimations of grade, but on a much larger scale it represents an unbiased estimation of the grade distribution based on the underlying data. Therefore, if the OK/IDW model is unbiased, the grade trends may show local fluctuations on a swath plot, but the overall trend of the OK/IDW data should be similar to the NN distribution of grade.
Swath plots were generated along east-west, north-south directions, and for elevation. Swath widths were 200 feet wide for both east-west and north-south orientations, and 80 feet wide in the vertical. Au grades were plotted by OK/IDW (red traces) and NN (blue traces) for all estimated blocks.
Based on the swath plots, it was concluded that there is a reasonable correlation between the modeling methods. The degree of smoothing in the OK/IDW model is evident in the peaks and valleys shown in some swath plots; however, this comparison shows close agreement between the OK/IDW and NN models in terms of overall grade distribution as a function of easting, northing, and elevation; especially where there are high tonnages (as shown by the vertical bars on the plots).
Given that process recoveries and costs in the resource model are grade and/or domain dependent, the application of standard cut-off grades for resource reporting purposes is not feasible. The resources are, therefore, reported with respect to a block NSR value which is calculated on a block-by-block basis. The resource is also constrained by an optimized (Whittle) resource pit, in order to demonstrate that the defined resources have reasonable prospects of eventual economic extraction, a part of the New Mining Rules criteria. All classification categories were considered in the resource pit optimization. The estimation of the NSR values and development of the Whittle resource pit requires assumptions around technical and economic parameters such as process recoveries, mining methods and operating costs.
Drilling
Our exploration model includes data from 1981 to December 2018 and includes 5,501 holes, representing 2.5 million feet of drilling. Exploration drilling was started in 1974 by Duval Corporation, and continued through various owners. Seller’s predecessor commenced systematic exploration and resource development drilling starting in late 2006. Drilling has been focused on oxide mineral reserve delineation, sulfide resource definition, sulfide exploration, condemnation drilling for facilities, silver data and both geotechnical and metallurgical core samples. A combination of rotary, reverse circulation and core drilling techniques has been utilized to verify the nature and extent of mineralization. From late-2006 to August 31, 2016, Seller and its predecessor completed 1,970 exploration holes, totaling approximately 1.45 million feet.
Seller drilled an additional 54 holes, totaling 4,706 feet starting in December 2018 through April 2019 confirming the grades of the previously mined sulfide ore stockpiles, which we have been using as the initial ore feed for Seller’s restart operations.

Drill hole collar locations are shown in the figure below.

Drillholes
Pre-2006
2006-2014
2018 Sonic
N

Sulfide Stockpile

Coordinates in Hycroft Mine Grid (feet)
Aerial photo from 2015 survey

srk consulting	Hycroft Mining Corporation	2019 Feasibility Study Update
		Drillhole Collar Location Map
Job No: 172300.920 Filename: Fig10-1_HycroftDHLocationMap.pptx	Hycroft Project	Date: June 28, 2019 · Approved: XX · Figure: 10-1

Consistent with Seller’s suspension of mining operations and conducting only care and maintenance activities on the Hycroft Mine, during 2017 and through December 2018, they did not conduct additional drilling activities, other than to obtain ore for testing purposes. In December 2018, Seller began confirmation drilling of certain sulfide ore stockpiles that we planned to mine.
Any expansion of the Hycroft Mine necessary to exploit any additional mineral reserves that may be established through our exploration drilling program that are not located within the 34-year mine plan contemplated in the Hycroft Technical Report, will require us to obtain all permits, approvals and consents of regulatory agencies responsible for the use and development of mines in Nevada.
ITEM 3. LEGAL PROCEEDINGS
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
ITEM 4. MINE SAFETY DISCLOSURES
We believe that "the miner is the most important thing to come out of a mine" and we support that belief through our philosophy of "continuous improvement." The Company mandated mine safety and health programs include employee and contractor training, risk management, workplace inspection, emergency response, accident investigation, and program auditing. These programs are a focus for our leadership and top management and are essential at all levels to ensure that our employees, contractors, and visitors operate safely. Our goal for these programs is to have zero workplace injuries and occupational illness and we will focus on continuous improvement of our programs and practices to achieve this goal and we are implementing programs and practices to align our safety culture with that goal.
One of the metrics we use to measure our safety performance is the Hycroft Mine’s Total Reportable Incident Frequency Rate ("TRIFR"). The Hycroft Mine’s incident rate per 200,000 man-hours worked (including contractors) was 2.30 at the end of 2020, as compared to 5.05 in January of 2020 and the mining industry average of approximately 1.9 for 2020. While Hycroft Mine has improved in 2020, we are determined to continue to significantly improve safety performance. Our priority and focus is to advance the safety culture by focusing on three pillars: 1) engagement; 2) innovation; and 3) ownership. We have also recruited new leadership from strong safety cultures in the mining industry that will help us rebuild the Hycroft Mine safety culture utilizing elements in advanced safety practices and management and make them the cornerstone for our safety success. Consequently, we are infusing policies, practices, and people to improve safety performance in all site activities.
The operation of the Hycroft Mine is subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). MSHA inspects our mine on a regular basis and issues various citations and orders when it believes a violation has occurred under the Mine Act. Following passage of The Mine Improvement and New Emergency Response Act of 2006, MSHA significantly increased the numbers of citations and orders charged against mining operations. The dollar penalties assessed for citations issued has also increased in recent years.
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this Annual Report on Form 10-K.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock began publicly trading on the Nasdaq Capital Market under the symbol “HYMC” on May 30, 2020. Prior to that time, shares of Class A common stock traded on the Nasdaq Capital Market under the symbol "MUDS".

On March 22, 2021, the last reported sale price of our common stock on the Nasdaq Capital Market was $7.11. As of March 22, 2021, there were 59,901,306 shares of our common stock issued and outstanding, and we had 58 registered shareholders of record.
Dividend Policy

We have never paid dividends or repurchased shares of our common stock and currently have no plans to do so. The Sprott Credit Agreement contain provisions that restrict our ability to pay dividends and repurchase or redeem capital stock. For additional information on these restrictions, please see Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Debt covenants and Note 9 - Debt, Net to our Consolidated Financial Statements.

Issuer Purchases of Equity Securities
During year ended December 31, 2020, we did not purchase any of our equity securities that are registered under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).
Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered sales of equity securities and the use of such proceeds was previously provided on Form 8-K12B as filed with the SEC on June 4, 2020.
ITEM 6. SELECTED FINANCIAL DATA
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion, which has been prepared based on information available to us as of March 22, 2021, provides information that we believe is relevant to an assessment and understanding of our consolidated operating results and financial condition. As a result of the completion of the Recapitalization Transaction, the financial statements of Seller are now the financial statements of the Company. Prior to the Recapitalization Transaction, the Company had no operating assets but, upon consummation of the Recapitalization Transaction, the business and operating assets of Seller sold to the Company became the sole business and operating assets of the Company. Accordingly, the financial statements of Seller and its subsidiaries as they existed prior to the Recapitalization Transaction and reflecting the sole business and operating assets of the Company going forward, are now the financial statements of the Company. The following discussion should be read in conjunction with our other reports filed with the U.S. Securities and Exchange Commission (the “SEC”) as well as our consolidated financial statements (the "Financial Statements") and the notes thereto (the "Notes") included in this Annual Report on Form 10-K for the year ended December 31, 2020. Terms not defined herein have the same meaning defined in the Financial Statements and the Notes.
The following MD&A generally discusses our consolidated financial condition and results of operations for 2020 and 2019 and year-to-year comparisons between 2020 and 2019.

Introduction to the Company
We are a U.S.-based gold producer that is focused on operating and developing our wholly owned Hycroft Mine in a safe, environmentally responsible, and cost-effective manner. Gold and silver sales represent 100% of our operating revenues and the market prices of gold and silver significantly impact our financial position, operating results, and cash flows. The Hycroft Mine is located in the State of Nevada and the corporate office is located in Denver, Colorado. The Hycroft Mine had proven and probable mineral reserves of 11.9 million ounces of gold and 478.5 million ounces of silver at December 31, 2020, as determined by deducting mineral reserves mined through December 31, 2020 from the mineral reserves estimated in the Hycroft Technical Report at July 31, 2019.
Operations restart
During the second quarter of 2019, we restarted open pit mining operations at the Hycroft Mine, and, during the third quarter of 2019, produced and sold gold and silver, which we have continued to do on an approximate weekly basis since restarting. As part of the 2019 restart of mining operations, existing equipment was re-commissioned, including haul trucks, shovels and a loader, upgrades were made to the crushing system and leach pad space was added to the existing leach pads. During 2020, we added mobile equipment through rentals, began construction of additional leach pad space, and increased our total headcount in order to increase our mining rate and also initiated construction of a new leach pad for future production.
As discussed throughout this MD&A, including within the Hycroft Mine section, during the year ended December 31, 2020 we have been unable to fully achieve our internal operating, processing, sales, and production cost targets, which has resulted in net operating losses and negative cash flows before financing activities creating substantial doubt about our ability to continue as a going concern. Refer to the Going concern subsection of the Recent Developments section of this MD&A for additional details.
2020 Summary
We continued to ramp-up production at the Hycroft Mine in 2020 and to progress and develop our understanding of the requirements for implementing the proprietary two-stage sulfide heap oxidization and leach process on a commercial production scale. Following the May 29, 2020 Recapitalization Transaction, we also implemented a number of changes including hiring a new senior executive team and establishing a new leadership team at the mine with the technical talent and experience for implementing complex processing technologies. Additionally, as we operated pre-commercial test pads in 2020 we identified several important items as we worked to implement this novel processing technology.
•Senior management - We strengthened our executive management team with the addition of Diane R. Garrett, Ph.D., who was appointed as our President and Chief Executive Officer and as a director, effective as of September 8, 2020; Stanton Rideout, who was appointed as our Executive Vice President and Chief Financial Officer, effective as of October 20, 2020; Mike Eiselein, who was appointed as our Vice President, General Manager, effective as of October 27, 2020; and Jack Henris, who was appointed as our Executive Vice President and Chief Operating Officer, effective as of January 11, 2021. Refer to Executive management changes of the Recent Developments section for additional details.
•Senior operations management – We realigned our organizational structure and recruited several key individuals mostly in the last three months of 2020 to bolster the on-site technical, financial, and operational teams, including:
◦James Berry, VP Exploration and Geology (former Romarco, Barrick);
◦Kenji Umeno, Process Manager (former Kinross Gold Corp., Fluor, Freeport-McMoRan Inc. (“Freeport”));
◦Jeff Griffin, Sr. Metallurgist (former Phelps Dodge, Freeport);
◦Santiago Garcia, Chief Metallurgist (former Agnico Eagle Mines Ltd., Newmont); and
◦New Mine Manager, Safety Manager, HR Manager, Controller and Project Manager.
•Technical team – We established an independent technical team comprised of Hycroft personnel and industry-leading consultants including John O. Marsden (Metallurgium), Hazen Research Inc. and Forte Dynamics, Inc. (“Forte”) with expertise in metallurgy, mine plan optimization, and heap stacking designs to assist with the development of the mining and process plans and alternatives.
•Recapitalization Transaction – On May 29, 2020, we completed the Recapitalization Transaction, which as of the closing date, among other things, resulted in a cash balance of $68.9 million and 50,160,042 shares of our common stock issued and outstanding. In addition, upon closing, we had 34,289,999 outstanding warrants to purchase an equal number of shares of our common stock and 12,721,623 Seller warrants to purchase 3,210,213 shares of common stock.

•Public offering - During the fourth quarter of 2020, we improved our financial position through an upsized public offering for 9,583,334 units, with each unit consisting of one share of common stock and one warrant to purchase one share of common stock at a price of $10.50 per share. The public offering closed on October 6, 2020, providing us with net proceeds of approximately $83.1 million.
•Ounces and realized prices - During 2020, the Hycroft Mine produced 27,392 ounces of gold and 178,836 ounces of silver and sold 24,892 ounces of gold (average realized price of $1,779) and 136,238 ounces of silver (average realized price of $20.30). Our 2020 production levels have been negatively impacted by mining inefficiencies and an inability to achieve consistent oxidation of sulfide ores consistent with the Hycroft Technical Report's commercial scale.
•Proprietary process – During 2020, we made operational, technical staffing, and reporting improvements for the two-stage, heap oxidation and subsequent leaching of transitional ores, which is discussed further in the Processing section of the Hycroft Mine section. We also continued to enhance our understanding of the results yielded from oxidizing transitional ores, which was the primary type of ore stacked on the pre-commercial leach pads during 2020.
•Leach pad construction – During 2020, we spent $29.3 million on the leach pad expansion project. As discussed in the 2021 Outlook section, due to strategic shifts in our focus for 2021, we have temporarily deferred completing the construction and commissioning of the leach pad expansion. We expect to complete construction to the appropriate point in which we believe there would be minimal risk of adverse impacts to the leach pad. We also plan to complete the purchase of certain long-lead time items and continue to evaluate and apply value engineering for the project in 2021 with completion of construction and commissioning of the project in 2022.
•Cash flows and liquidity – Our available cash balance on December 31, 2020 was $56.4 million, following year-to-date 2020 net operating cash outflows of $110.5 million, cash outflows from investing activities of $31.1 million, and cash inflows from net financing activities of $188.7 million.
•Going concern – As of December 31, 2020, substantial doubt existed about our ability to continue as a going concern as we may need additional capital, which is contemplated based on, among other things, our current estimates of production, costs, metal prices, capital expenditures, and debt service obligations over the next twelve months from the filing date of this 2020 Form 10-K.
Recent Developments
Recapitalization Transaction
As discussed in Note 1 - Company Overview and Note 3 - Recapitalization Transaction to the Notes to the Financial Statements, on May 29, 2020, we consummated the Recapitalization Transaction as contemplated by a purchase agreement dated January 13, 2020, as amended on February 26, 2020 (the “Purchase Agreement”), by and among us, Acquisition Sub and Seller. Pursuant to the Purchase Agreement, Acquisition Sub acquired all of the issued and outstanding equity interests of the direct subsidiaries of Seller and substantially all of the other assets of Seller and assumed substantially all of the liabilities of Seller. In conjunction with the Recapitalization Transaction, Seller’s indebtedness existing prior to the Recapitalization Transaction was either repaid, exchanged for indebtedness of the Company, exchanged for shares of our common stock or converted into shares of Seller common stock, and our post-Recapitalization Transaction indebtedness included amounts drawn under the Sprott Credit Agreement and the assumption of the newly issued Subordinated Notes (as such are defined herein). Upon closing of the Recapitalization Transaction, our unrestricted cash available for use totaled $68.9 million and the number of shares of our common stock issued and outstanding totaled 50,160,042. In addition, upon closing, we had 34,289,999 outstanding warrants to purchase an equal number of shares of our common stock at $11.50 per share and 12,721,623 warrants to purchase 3,210,213 shares of our common stock at a price of $44.82 per share (see Note 12 - Stockholders' Equity to the Notes to the Financial Statements for additional information). Upon closing of the Recapitalization Transaction and after giving effect to the terms of the business combination, the former holders of Seller’s indebtedness and common stock, including affiliated entities of such former holders, owned approximately 96.5% of our issued and outstanding common stock.

Going concern
As discussed in Note 2 - Summary of Significant Accounting Policies to the Notes to the Financial Statements, events and conditions exist that, when considered individually or in the aggregate, raise substantial doubt about our ability to continue as a going concern because without additional funding we may be unable to meet our obligations as they become due within one year after the date that the year-end 2020 financial statements were issued. Although we completed the Recapitalization Transaction during the 2020 second quarter and completed the underwritten public offering on October 6, 2020, for estimated proceeds net of discount and equity issuance costs of $83.1 million, using our internal forecasts and cash flow projection models, we currently project we will likely require additional cash from financing activities in less than 12 months from the date of this report to meet our operating and investing requirements and future obligations as they become due.
Our ability to continue as a going concern is contingent upon securing additional funding for working capital, capital expenditures and other corporate expenses so that we can increase sales by achieving higher cost-effective operating tonnages and recovery rates and generate positive cash flows.
COVID-19
In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic, which continues to spread throughout the United States. Efforts implemented by local and national governments, as well as businesses, including temporary closures, have had adverse impacts on local, national and global economies. We have implemented health and safety policies for employees, contractors, and visitors that follow guidelines published by the Center for Disease Control (CDC) and the Mine Safety and Health Administration (MSHA). During 2020, especially the fourth quarter, our operations were limited by COVID-19 related absences, however the impact did not significantly adversely affect our operations. The extent of the impact of COVID-19 on our operational and financial performance going forward will depend on certain developments, including but not limited to the duration and continued spread of the outbreak and strand mutations, the availability and use of vaccines, the development of therapeutic drugs and treatments, and the direct and indirect impacts on our employees, vendors, and customers, all of which are uncertain and cannot be fully anticipated or predicted. Since the Hycroft Mine represents the entirety of our operations, any further COVID-19 outbreaks at the mine site or any governmental restrictions implemented to combat the pandemic could result in a partial or an entire shutdown of the Hycroft Mine itself, which would negatively impact our financial position, operating results, and cash flows.
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
To date, COVID-19 related absences have limited our operations, but this did not materially disrupt our operations. Additionally, we have not experienced any material disruptions to our supply chain because of COVID-19. However, we can provide no assurance that as COVID-19 case spikes continue across the country, including in the vicinity of the Hycroft Mine, that our operations will not be materially adversely affected.

Executive management changes
Diane R. Garrett, Ph.D., was appointed as the Company’s President and Chief Executive Officer and as a director, effective as of September 8, 2020, succeeding Stephen Jones, the former interim CEO. Dr. Garrett has over 25 years of senior executive management experience in the mining industry and an exceptional track record for developing projects and building companies and received her Ph.D. in Engineering and her Masters in Mineral Economics from the University of Texas at Austin.
Stanton Rideout was appointed as the Company's Executive Vice President and Chief Financial Officer, effective as of October 20, 2020, succeeding Jeffrey Stieber, as former interim CFO. Mr. Rideout is a seasoned financial executive and has more than 30 years of senior executive experience in the mining and manufacturing industries and earned his Master’s in Business Administration from the University of Evansville and his Bachelor of Science, Business/Finance, from Western Kentucky University. Mr. Rideout is a Certified Public Accountant.
Jack Henris was appointed as the Company's Executive Vice President and Chief Operating Officer, effective as of January 11, 2021. Mr. Henris is a highly experienced mining operations executive with more than 35 years of experience in senior operations positions with major mining firms and holds a Bachelor of Science in Geological Engineering from the South Dakota School of Mines and Technology.
Technical review summary
The new leadership team established at the mine launched into an extensive and detailed review of the Hycroft Mine and took immediate steps to rectify operational shortcomings, significantly reduce costs, and put in place an operating team aligned with the Company’s long-term strategy to establish the Hycroft Mine as a long-life, low-cost gold and silver producer. To date, the team has made significant strides at the Hycroft Mine through elevating the safety performance, improving the culture at Hycroft, establishing operational improvements, reducing spend, and identifying several areas for continued enhancement. The 2020 actions were quickly implemented and, in the fourth quarter alone, we saw significant improvement in costs as we reassigned our workforce to reduce our reliance on contractors as well as improved safety performance with a more than 50% year-over-year reduction in the TRIFR alone. Incident and near miss reporting increased as expected as the team initiated numerous campaigns to recognize, report, and eliminate safety hazards. In 2021, we expect to continue to see additional benefits from these 2020 actions.
In the fourth quarter of 2020, we formed a technical team to support the new leadership team in ongoing data analysis, developing processing models for future larger-scale sulfide leach operations and incorporating data and results from the pre-commercial leach pads. The team is comprised of industry leading consultants with expertise in metallurgy, open pit mining and heap leach processing, heap leach stacking and modeling and other process technologies, and the team also has access to a leading research and development laboratory. The mine site’s process team and leadership in conjunction with the technical team focused its efforts on identifying and investigating opportunities for improvements in operating parameters in the sulfide heap oxidation and leach process resulting in additional work plans as described in the following 2021 Outlook section.

2021 Outlook
During 2021, we intend to focus our efforts on placing the Hycroft Mine in a position for a future ramp up of production at the appropriate time. Our focus for 2021 will entail mining and processing run-of-mine oxide and transitional ores aimed at maximizing ounce production and cash flows and preserving our cash. Compared to sulfide ore, run-of-mine oxide and transitional ore can be processed at a lower cost because this material does not require crushing, rehandling, or soda ash reagent application, and the shorter recovery cycle reduces working capital. The run-of-mine operating plan for 2021 will provide us the opportunity to complete and evaluate the results of the ongoing technical and optimization work for the proprietary two-stage heap oxidation and leach process. Based upon the findings and results of this evaluation process, we may update or file a new technical report. We currently have established goals and budgeted estimated costs for this work in 2021 or 2022.

Production outlook
Although the 2021 run-of-mine operating plan reduces annual mining activity from 2020, we expect to increase total annual production to 45,000 - 55,000 ounces of gold and 400,000 - 450,000 ounces of silver by drawing down inventory that has been previously stacked on the leach pads and stacking run-of-mine oxide and transitional material with a shorter recovery cycle. We anticipate that mining in the first four months of 2021 will be performed using the existing Hycroft fleet and a rental fleet, moving approximately 1.5 million tons per month of ore and waste. For the remainder of the year, we intend to mine approximately 500,000 tons of oxide and transitional ore and waste per month with a more cost-effective mining fleet. The run-of-mine operating plan will allow us to maintain our existing workforce while allowing time to optimize the mining plan, take additional steps to define the ore body, and resolve technical issues related to developing processes and procedures for the efficient and effective recovery of gold and silver from the two-stage heap oxidation and leaching of sulfide ore, thereby positioning the mine site for the first phase ramp up and future growth. At current metal prices, our full-year 2021 production costs are expected to exceed gold and silver revenues due to fixed costs and lower planned run-of-mine volumes. The run-of-mine volumes reflect the current processing capacity which is limited until we can complete expenditures necessary to refurbish the North Merrill-Crowe plant and construct the second refinery.

Technical activities
During the last few months of 2020 and into 2021, we have worked alongside our industry leading consultants to identify and investigate opportunities for improvements in operating parameters for the two-stage sulfide heap oxidization and leach process. The result of the work to date has identified a number of items that were not considered or included in the original plan and design but are critical to the success of this process. These findings included:
(1)adding a forced air injection system for the leach pad which is a key component of the oxidation process;
(2)developing a system for segregating solution flows to and from the heap leach pad to avoid co-mingling of solutions among heap lifts and ore processing stages that negatively impact recoveries and conditions on the leach pads;
(3)identifying that the finer crushed material requires agglomeration in order to achieve optimal permeability and gold and silver recoveries;
(4)understanding that higher soda ash, caustic soda, and cyanide consumption will be required which we experienced throughout the 2020 pre-commercial test pad programs and recently confirmed through the review of the test work;
(5)determining that some transitional ores are more economically attractive when processed as direct leach, run-of-mine material; and
(6)concluding that additional variability metallurgical and mineralogy studies will be required to better understand each of the geometallurgical domains in the ore body. While there was some variability work completed in the past, the recent test work has revealed that additional variability test work and compositing is necessary to fully understand the geometallurgy of each domain, and that additional sampling, including sampling below the water table where the predominance of the sulfide resources exist, is required given the complexity and variability of the large ore body.
The additional variability test work will also include detailed mineralogy studies as it is important to understand the role other minerals may play in the overall oxidation process and to enhance our ability to measure oxidation rates accurately and consistently. We have developed an approximate $10.0 million program for drilling and additional metallurgical and mineralogical studies in 2021. This program of work has been approved by our Board of Directors and is expected to be funded from existing cash and our current operating plans.

Based on our recent understanding of the two-stage heap oxidation and leach process, and consistent with our strategy to position the Hycroft Mine for a ramp up at the appropriate time, much of our technical efforts for 2021 will include focusing on achieving the below items:
•Pre-commercial leach pads – We expect to mine and stockpile at least 300,000 tons of sulfide ore in 2021 that, once sufficient additional work on the proprietary two-stage heap oxidation and leach process has been completed, will be available for testing to further refine operating parameters and measure its performance for large scale application of the oxidation heap leach.
•Leach pad expansion – We developed a stacking plan for the 2021 run-of-mine plan that utilizes existing leach pads, preserving the new leach pad for sulfide ores, and facilitates deferring the capital expenditures to complete and commission the new leach pad into 2022. During the upcoming year, in conjunction with the technical team, we plan to engage with engineering firms to assess value engineering opportunities and evaluate potential design changes to the current leach pad plans to better support the sulfide oxidation process.
•Technical analyses – The technical work programs taking place in 2021 may provide information for evaluating enhancements, updates, and opportunities for the novel process, while also considering processing technologies for certain ores that may generate enhanced value.
•Mine planning and exploration – The mining team was expanded to include a professional with expertise in geologic modeling and a track record for establishing successful exploration and geology programs. The mining team, together with Forte and the exploration team, are working to identify additional opportunities to explore areas with higher grade potential and identify mine plan enhancements for improved cash flows.
•Constraints to growth – The Hycroft Mine’s future ramp up is dependent on eliminating current mining and processing constraints. As it relates to mining, when we are ready to ramp up production, we will need to acquire a mining fleet capable of achieving targeted production, and recruit and train operators and maintenance staff. For processing, we will need to: (i) complete planned repairs to the Brimstone Merrill-Crowe plant and refinery; (ii) restore and recommission the North Merrill-Crowe plant, and complete detailed engineering, permitting, and installation for the adjacent refinery; (iii) ensure we have sufficient reagent availability and storage, handling, and application systems; and (iv) evaluate other supporting process plant and equipment required for future growth, namely material handling systems and crusher capacity.
Although the above items set forth our current expectations of focus during 2021, as information, test results, and data becomes available to us during the upcoming year, such findings may modify the scope, nature, and timing of technical, testing, engineering, and growth planning work actually performed.

Hycroft Mine
Operations
The following table provides a summary of operating results for the Hycroft Mine, which was restarted in April 2019:

		Year ended December 31,
		2020	2019
Ore mined - crusher feed	(ktons)	4,941	3,147
Ore mined - run of mine	(ktons)	1,873	939
Total ore mined	(ktons)	6,814	4,086
Waste mined	(ktons)	4,815	321
Total mined and rehandled	(ktons)	11,629	4,407

Waste tons to ore tons strip ratio	(#)	0.71	0.08

Ore grade mined - gold	(oz/ton)	0.014	0.019
Ore grade mined - silver	(oz/ton)	0.261	0.122

Production - gold	(oz)	27,392	9,561
Production - silver	(oz)	178,836	70,332

Ounces sold - gold	(oz)	24,892	8,593
Ounces sold - silver	(oz)	136,238	52,036

Average realized sales price - gold	($/oz)	$1,779	$1,490
Average realized sales price - silver	($/oz)	$20.30	$17.41
As shown above, tons mined, ounces produced, and ounces sold significantly increased during the year ended December 31, 2020, compared to the prior year due to restarting mining and operations in 2019. During the second quarter of 2019, we restarted open pit mining operations at the Hycroft Mine, and, during the third quarter of 2019, we produced and sold gold and silver, which we have continued to produce with sales occurring on an approximate weekly basis since restarting.
Mining
As shown in the table above, tons mined, ounces produced, and ounces sold significantly increased during the year ended December 31, 2020 compared with the prior year as we benefited from a full year of operations in 2020 and only eight months of mining in 2019. Operations were restarted in the second quarter of 2019 and, each quarter since restarting, generally there has been an increase in tonnage mined and placed on the leach pads, most notably in the second quarter of 2020 following the arrival and commissioning of mobile mining equipment rentals (nine haul trucks and one loader).
The gold grades of ore mined during 2020 were as planned and decreased from the comparable period of 2019 in which existing higher grade stockpile ore was mined prior to starting any drilling and blasting. During the first quarter of 2020, we commenced in-pit contractor drilling and blasting activities that continued through the fourth quarter of 2020, to provide fresh ore feed for the crusher, run-of-mine hauling, and waste removal in support of the full year plan.
Crushing
The crusher performed well during the second half of 2020, generally meeting internal targets for product fraction size, tonnage rates, and availability, as we continued to improve equipment and operating systems to ensure ongoing reliability. In the fourth quarter of 2020, tons crushed decreased as we moved to processing transitional ore as run-of-mine material and direct leaching.

Processing
During the second half of 2020, we made the following progress on the existing pre-commercial leach pad operations: (1) improved the reagent island including upgrading the agitator system to allow for more soda ash concentration in solution thereby increasing the application rate; (2) technical staffing additions; and (3) improved leach pad data gathering and reporting protocols. These improvements combined with the new technical leadership resulted in improved control and management of the leach pads during the second half of 2020. Accordingly, we did not experience any metallurgical balancing write-downs of recoverable gold ounces on the leach pads, which was an improvement from the first half of 2020 in which we wrote-off 10,492 ounces of gold.
During 2020, a majority of the ore placed on the pre-commercial leach pads was transitional ore, which based on studies and processing results in the second half of 2020, indicate this ore is more amenable to direct leach, as the costs and time associated with oxidizing transitional ore do not yield significantly better recoveries than routing transitional ore as direct leach. We expect a substantial portion of the ore mined over the next twelve months to be run-of-mine oxide ore and transitional ore before entering larger sulfide ore mining phases. Our recent understanding resulted in the decision to route transitional ore as run-of-mine direct leach.
Production and sales
Our 2020 production and sales levels increased over 2019 due to higher operating levels after renting nine haul trucks and a shovel in April 2020. Production and sales in 2020 were negatively impacted by the write-off of 10,492 ounces of gold during the first half of 2020. Average realized gold prices per ounce increased during 2020 and combined with the higher volumes resulted in revenue of $47.0 million as compared to $13.7 million in 2019.
Leach pad expansion project
During the second quarter of 2020, we commenced a leach pad expansion project on the north side of the Hycroft Mine property to provide us with leach pad space required for future operations. The initial stage of the leach pad project is being constructed in two phases by a contractor, with the first phase consisting of approximately 4.0 million square feet of pad space and infrastructure for ponds, pipes, and electrical controls, and the second phase consisting of approximately 4.6 million square feet. With respect to the first phase, we initially expected construction and commissioning to be completed by the end of 2020, but due to shifts in our focus for 2021, we have pushed back completing construction and commissioning of the leach pad expansion project.
During 2020 we spent $29.3 million on the leach pad expansion project, and now expect total phase one leach pad project spending to approximate $41.0 million, which is $5.0 million higher than our previous estimate. The leach pad expansion project represented approximately 87.7% of our total capital spending during the year ended 2020 and is expected to represent the largest percentage of capital spending for the first half of 2021. We expect to complete construction of the leach pad to the appropriate point in which we believe there would be minimal risk of adverse impacts to the leach pad.
2019 Hycroft Technical Report
M3 Engineering and Technology Corporation (“M3 Engineering”), in conjunction with SRK and the Company, completed the Hycroft Technical Report for a two-stage, heap oxidation and subsequent leaching of sulfide ores. The Hycroft Technical Report projects the economic viability and potential future cash flows for the Hycroft Mine when mining operations expand to levels presented in the Hycroft Technical Report.
The Hycroft Technical Report provides the results of the Hycroft Mine heap leach feasibility study that evaluated the possibility of oxidizing and leaching transitional and sulfide ores in a heap leach application. The feasibility analyzes a full-scale operation including construction of new leach pads and expanded mining activities. Key components of the process that currently exist onsite include heap leach pads, a crushing facility consisting of primary, secondary, and tertiary crushing, two Merrill-Crowe plants having a total capacity of 26,000 gallons per minute, and associated support facilities.
The Hycroft Technical Report presents a mineral reserve estimate as of June 30, 2019 of 12.0 million ounces of gold and 481.4 million ounces of silver contained in oxide, transitional and sulfide ores, which is projected to be mined over 34 years using typical truck and shovel open pit mining methods. The mine plan presented in the Hycroft Technical Report requires a range of approximately 85 to 100 million tons per year to be mined (both ore and waste) through the mine life. Over the course of the contemplated mine plan, 1.1 billion tons of ore are mined with a strip ratio of 1.17.

The Hycroft Technical Report outlines the test work done to demonstrate the viability of the two-stage, heap oxidation and subsequent leaching of sulfide ores. As outlined in the Hycroft Technical Report, a significant portion of the ore is crushed to a P80 of ½” and then mixed with soda ash to induce an alkaline oxidation process. After the ore has been oxidized to the desired extent, we will rinse the ore with fresh water and saturated lime solution and then cyanide leach the ore to extract the gold and silver. This process is the subject of a pending patent application.
The crushing system is initially designed to run at nominal capacity of 2.0 million tons per month ramping up to 3.0 million tons per month with the addition of two additional tertiary crushers. Soda ash is added during the crushing circuit to begin the oxidation process. The ore proceeds through three stages of crushing and exits into the fine ore stockpile, which is then hauled to leach pads.
The pH and alkalinity of the ore is managed on the leach pad using a soda ash solution that is applied to the material to achieve alkalinity levels for optimal oxidation characteristics. The process solutions are regularly sampled for reagent addition control and the soda ash solution in the heap is replenished on a regular basis to offset evaporation and carbonate consumption. The duration of the pre-oxidation is expected to take between 30 and 120 days, which is determined by the characteristics of the ore and the measured extent of oxidation based upon sulfate production.
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
Due to the high silver content of the pregnant solution, gold and silver are recovered by zinc cementation. We have two existing Merrill-Crowe plants that are used to process pregnant solution from the heap leach operation. The older plant has a capacity of 4,500 gallons per minute. The newer plant is considerably larger, with a nameplate capacity of 21,500 gallons per minute.
Overall, the Hycroft Technical Report shows 7.8 million ounces of payable gold and 344.1 million ounces of payable silver produced and sold.
Results of Operations
Revenues
Gold revenue
The table below summarizes gold sales, ounces sold and average realized prices for the following periods (dollars in thousands, except ounce amounts):

	Year Ended December 31,
	2020	2019
Gold revenue	$44,279	$12,803
Gold ounces sold	24,892	8,593
Average realized price (per ounce)	$1,779	$1,512
During the year ended December 31, 2020, our gold revenue was $44.3 million, compared to $12.8 million for the comparable period of 2019. The significant increase in revenue during the 2020 period was attributable to the mine operating for the entire period, whereas in 2019 revenue was first recorded in the third quarter following the operations restart. We also benefited from favorable gold prices, which increased $267 per ounce, or 18% for the year ended December 31, 2020, compared to the prior year period. While production increased and we benefited from favorable gold prices, gold revenues were adversely affected during the year ended December 31, 2020 by write-downs of recoverable gold ounces on the leach pads during the first half of 2020.

Silver revenue
The table below summarizes silver sales, ounces sold and average realized prices for the following periods (dollars in thousands, except ounce amounts):

	Year Ended December 31,
	2020	2019
Silver revenue	$2,765	$906
Silver ounces sold	136,238	52,036
Average realized price (per ounce)	$20.30	$17.41
During the year ended December 31, 2020, our silver revenue was $2.8 million compared to $0.9 million for the comparable period of 2019. Similar to gold revenue, the increase in silver revenue during 2020 compared to the 2019 period was primarily attributable to mining operations ongoing for the full year of 2020. We also benefited from favorable silver prices, which increased $2.89 per ounce for the year ended December 31, 2020, compared to the prior year. During 2020, silver revenue was negatively impacted from write-downs of recoverable silver ounces on the leach pads during the first half of 2020.
Total cost of sales
Total cost of sales consists of Production costs, Depreciation and amortization, Mine site period costs, and Write-down of production inventories. The table below summarizes total cost of sales for the following periods (dollars in thousands):

	Year Ended December 31,
	2020	2019
Production costs	$41,688	$11,041
Depreciation and amortization	2,894	1,011
Mine site period costs	47,115	2,174
Write-down of production inventories	17,924	16,443
Total cost of sales	$109,621	$30,669
Production costs
For the year ended December 31, 2020, we recognized $41.7 million in Production costs, or $1,675 per ounce of gold sold, compared to $11.0 million in Production costs or $1,285 per ounce of gold sold during 2019. The increase in total production costs was due to an increase in gold ounces sold of 16,299 during the year ended December 31, 2020 compared to the same period of 2019 in conjunction with higher cost per ounce produced, which was primarily driven by an increase in contracted labor and equipment costs to meet the operational needs of the mine. Throughout 2020, and as discussed below, our high operating cost structure and low levels of production have resulted in write-downs to the inventory value per ounce of gold that approximate the net realizable value per ounce of gold after considering costs to complete and sell as determined in accordance with our accounting policies. Accordingly, our inventory value per ounce has been partially limited for the impact of recognizing Mine site period costs, which lowers the carrying value of leach pad inventories.
Depreciation and amortization
Depreciation and amortization was $2.9 million, or $116 per ounce of gold sold for the year ended December 31, 2020, compared to $1.0 million, or $118 per ounce of gold sold for year ended December 31, 2019. The increase in total depreciation and amortization costs was due to an increase in gold ounces sold of 16,299 during the year ended December 31, 2020 compared to the same period of 2019, in which incremental equipment was placed into service during the year, and existing equipment incurred a full year of depreciation, as compared to depreciation in 2019 that was only incurred after the restart of the mine in April of 2019.
Mine site period costs
During the year ended December 31, 2020, inclusive of depreciation and amortization, we recorded $47.1 million of Mine site period costs for costs that were in excess of net realizable value per ounce of gold less costs to complete. During the year ended December 31, 2019, inclusive of depreciation and amortization, we recorded $2.2 million of Mine site period costs. Such period costs are generally the result of recurring or significant downtime or delays, unusually high levels of repairs, inefficient operations, overuse of processing reagents, or other unusual costs and activities.

Write-down of production inventories
As discussed in Note 2 - Summary of Significant Accounting Policies and Note 4 - Inventories to the Notes to the Financial Statements, based on metallurgical balancing results, during the year ended December 31, 2020, we determined that 10,492 ounces of gold that had been placed on the leach pads were no longer recoverable and wrote-off these ounces. As a result, during 2020, the Company recognized a Write-down of production inventories on the consolidated statements of operations, which included Production costs of $16.7 million, and capitalized depreciation and amortization costs of $1.3 million. During the first half of 2020, we (1) were unable to consistently maintain leach pad conditions required to produce all of the estimated recoverable ounces placed on the leach pads, and (2) experienced instances of solution mismanagement in which pregnant metal-bearing solutions were circulated to areas of leach pads not currently in operation, thus making such ounces unrecoverable. During the second half of 2020, we did not experience any metallurgical balancing write-downs of recoverable gold ounces on the leach pads.
During the 2019 fourth quarter, based on metallurgical balancing results, the Company determined that 11,680 ounces of gold that had been placed on the leach pads were no longer recoverable and wrote-off these ounces. As a result of the write-off the Company recognized a Write-down of production inventories on the consolidated statements of operations of $16.4 million. Cash production costs written-off were $15.1 million and capitalized depreciation and amortization costs written-off were $1.3 million. The write-off of these ounces was primarily a result of mismanagement of solution flows. The lost gold and silver ounces were leached and captured in solution. However, prior to the solution being processed through the Merrill-Crowe plant, it was inadvertently commingled with barren solution and pumped to leach pads no longer in use, which will prevent it from being recovered in the future.
General and administrative
General and administrative totaled $21.1 million and $6.1 million during year ended December 31, 2020 and 2019, respectively. The increase of $15.0 million during 2020 was primarily due to: (1) an increase of $5.4 million in bonus compensation, largely related to the completion of the Recapitalization Transaction; (2) a $3.1 million increase in additional compensation related to salary continuation costs for severance and separation agreements to our former executives; (3) $3.4 million of insurance costs primarily related to a directors and officers run-off policy for Seller as a result of the Recapitalization Transaction; and (4) $3.0 million of additional legal and professional service fees associated with general corporate matters and obligations as a public company.
Accretion
We recorded $0.4 million of Accretion during the year ended December 31, 2020 and 2019, which related to our asset retirement obligation and future reclamation costs. Refer to Note 11 - Asset Retirement Obligation within the Notes to the Consolidated Financial Statements for further detail.
Project and development
For the year ended December 31, 2019, Project and development was $7.7 million, while no such costs were incurred for the year ended December 31, 2020. In late 2018, the Company began the process of restarting mining operations and restarted active mining at the Hycroft Mine in April 2019. During 2019, project and development costs were incurred related to the restart of the Hycroft Mine, such as maintenance and repair of mobile mining equipment and processing equipment (crusher, and Merrill-Crowe facility), to prepare for use after sitting idle for several years. During 2019, project and development costs also related to the preparation of the feasibility study and metallurgical test work, including costs incurred to prepare the Hycroft Technical Report.
Pre-production depreciation and amortization
Pre-production depreciation and amortization represents expense recognized prior to the restart of mining operations at the Hycroft Mine and for the year ended December 31, 2019 was $1.1 million. Upon the April 2019 restart of the Hycroft Mine, we began capitalizing to inventory depreciation and amortization for ore on the leach pads. Due to the restart of the Hycroft Mine, no pre-production depreciation and amortization costs were incurred during the second half of 2019 or in 2020.
Care and maintenance
Care and maintenance totaled $3.5 million for the year ended 2019 was incurred from January to March of 2019 prior to the Hycroft Mine’s April 2019 restart, after which we no longer recorded such costs.

Interest expense, net
As discussed and detailed in Note 9 - Debt, Net to the Notes to the Financial Statements, Interest expense, net of capitalized interest totaled $43.5 million and $64.8 million during the years ended December 31, 2020 and 2019, respectively. Interest expense decreased by $21.3 million during the year ended December 31, 2020 from the prior year. The year-over-year decrease was a result of completing the Recapitalization Transaction on May 29, 2020, which caused the exchange or conversion of the majority of Seller's $627.8 million debt outstanding to equity, thus resulting in post-Recapitalization Transaction indebtedness totaling $159.8 million for the Sprott Credit Agreement and Subordinated Notes. For the year ended December 31, 2020, our average debt balance was $350.9 million compared to $492.3 million for the prior year period.
Interest income
Interest income totaled approximately $0.2 million and $0.8 million during 2020 and 2019, respectively. Interest income was lower in 2020 primarily due to decreases in interest rate yields from the comparable periods of 2019.
Reorganization items
On March 10, 2015, the predecessor to Seller filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) and incurred legal and professional fees of $0.9 million for the year ended December 31, 2019 related to such matters. No such costs were incurred during the year ended December 31, 2020.
Income taxes
There was no income tax benefit or expense, net, recognized during the year ended December 31, 2020 or 2019. Seller’s gain from the Recapitalization Transaction was fully offset by the use of Seller’s deferred tax assets. We have not recorded any future income tax benefits for net losses generated after the completion of the Recapitalization Transaction, due to a full valuation allowance recorded against our net operating loss carryforward earned after the Recapitalization Transaction. For additional details, refer to Note 15 - Income Taxes to the Notes to the Financial Statements.
Net loss
For the reasons discussed above, we recorded a net loss of $132.7 million for the year ended December 31, 2020, compared to a net loss of $98.9 million for the year ended December 31, 2019.
Liquidity and Capital Resources
General
Prior to the closing of the Recapitalization Transaction, our primary source of liquidity was proceeds received from the issuance of related-party debt instruments, which were used to finance the 2019 restart of mining operations at the Hycroft Mine and all working capital and capital expenditures thereafter. During the second half of 2019, we began to produce and sell gold and silver at the Hycroft Mine that provided a source of revenue and related cash flow. On May 29, 2020, we completed the Recapitalization Transaction that provided cash available for use of $68.9 million. As part of the Recapitalization Transaction, Seller’s indebtedness existing prior to the Recapitalization Transaction was either repaid, exchanged for indebtedness of the Company, exchanged for shares of our common stock or converted into shares of Seller common stock, and our post-Recapitalization Transaction indebtedness included amounts drawn under the Sprott Credit Agreement and the assumption of the newly issued Subordinated Notes. Additionally, on October 6, 2020, the Company issued 9,583,334 units in an underwritten public offering at an offering price to of $9.00 per unit (the "Public Offering"), with each unit consisting of one share of our common stock and one warrant to purchase one share of our common stock at an exercise price of $10.50 per share, for total proceeds net of discount and equity issuance costs of $83.1 million.
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

Our primary cash requirements during 2020 related to the leach pad expansion project, of which $29.3 million of the revised estimated total cost of $41.0 million has been spent, and $110.5 million of cash was used in the operations of the Hycroft Mine, which was higher than planned due to leach pad inventory write downs and higher production costs, the mechanical limitations for mixing soda ash, and corporate and transactional expenses associated with becoming a public entity and completing the Recapitalization Transaction. We have yet to generate positive cash flow from operations and we do not expect to do so for the full year 2021.
As discussed in the Going concern subsection of the Recent Developments section of this MD&A, using estimates of future production costs, and operational metrics, at current metal spot prices, we do not expect the Hycroft Mine to generate positive net operating monthly cash flows during 2021. However, we have undertaken efforts aimed at managing our liquidity and preserving our capital resources by, among other things: (1) monitoring metal prices and the impacts (near-term and future) they have on our business; (2) developing plans and forecasts that we expect to be reliable and achievable considering historical operational and processing challenges encountered to date; (3) controlling our working capital and managing discretionary spending; and (4) planning the timing and amounts of capital expenditures at the Hycroft Mine and deferring such items that are not expected to benefit our near term operating plans.
Cash and liquidity
We have placed substantially all of our cash in operating accounts with a well-capitalized financial institution, thereby ensuring balances remain readily available. Due to the nature of our operations and the composition of our current assets, our Cash, Accounts receivable, and Metal inventories represent substantially all of our liquid assets on hand. Additionally, we are provided with additional liquidity as ounces are recovered from the Ore on leach pads, current, processed into finished goods, and sold at prevailing spot prices to our customers.
The following table summarizes our projected sources of future liquidity, as recorded within our financial statements (dollars in thousands):

	December 31, 2020	December 31, 2019
Cash	$56,363	$6,220
Accounts receivable	426	97
Metal inventories(1)	6,418	1,894
Ore on leach pads, current(2)	38,041	22,062
Total projected sources of future liquidity	$101,248	$30,273
(1)Metal inventories contained approximately 3,463 recoverable ounces of gold that are expected to be sold within the next 12 months. Assuming a gold selling price of $1,888 per ounce (the December 31, 2020 P.M. fix) and excluding any proceeds from silver sales, the sale of all gold ounces estimated to be recovered from our metal inventories would provide us with $6.5 million of revenue. See Note 4 - Inventories to the Notes to the Financial Statements for additional information.
(2)Ore on leach pads, current contained approximately 21,869 ounces of gold that are expected to be processed into finished goods and then sold within the next 12 months. Assuming a gold selling price of $1,888 per ounce (the December 31, 2020 P.M. fix) and excluding any proceeds from silver sales, the sale of all gold ounces estimated to be recovered from our ore on leach pads would provide us with $41.3 million of revenue. We also have ore on leach pads that is not expected to be processed into finished goods within the next 12 months of $7.9 million; accordingly, we exclude this inventory from our projected sources of future liquidity. See Note 4 - Inventories to the Notes to the Financial Statements for additional information.

Twelve months ended December 31, 2020 compared to the twelve months ended December 31, 2019
The following table summarizes our sources and uses of cash for the following periods (dollars in thousands):

	Year Ended December 31,
	2020	2019
Net loss	$(132,670)	$(98,895)
Net non-cash adjustments	73,087	76,099
Net change in operating assets and liabilities	(50,925)	(36,975)
Net cash used in operating activities	(110,508)	(59,771)
Net cash used in investing activities	(31,124)	(12,296)
Net cash provided by financing activities	188,705	68,173
Net increase (decrease) in cash	47,073	(3,894)
Cash and restricted cash, beginning of period	48,967	52,861
Cash and restricted cash, end of period	$96,040	$48,967
Cash used in operating activities
For the year ended December 31, 2020, we used $110.5 million of cash in operating activities primarily attributable to a net loss of $132.7 million, the cash impact of which was equal to $59.6 million, and $50.9 million used for working capital, largely due to the $43.8 million used to increase production related inventories. The largest non-cash items during the year ended December 31, 2020 included the non-cash portion of interest expense of $38.8 million, and write-downs of production inventories of $17.9 million, which is discussed in Note 4 - Inventories to the Notes to the Financial Statements.
For the year ended December 31, 2019, we used $59.8 million of cash for operating activities primarily attributable to a net loss of $98.9 million, a reduction in the asset retirement obligations of $1.9 million, the cash impact of which was equal to $22.8 million, and $37.0 million used for working capital largely due to increases in the following operating assets; production-related inventories ($38.6 million), materials and supplies inventories ($1.0 million) and prepaids and other, current and non-current ($0.5 million). The cash outflows caused by the items described above were partially offset by certain non-cash expenses such as $54.8 million non-cash portion of interest expense, $18.6 million write-down of production inventories, $2.1 million depreciation and amortization, $1.1 million stock-based compensation and $0.4 million of accretion. There were also increases in accounts payable ($3.4 million) that partially offset the cash outflows.
Cash used in investing activities
For the year ended December 31, 2020 and 2019, we used $31.1 million and $12.3 million, respectively, in investing activities. For 2020, expenditures primarily related to construction of a large leach pad expansion project and totaled $29.3 million. For 2019, the vast majority of the costs related to (1) construction of new leach pad space for the restart of $6.2 million, (2) the purchase and installation of four new cone crushers for $4.0 million and (3) replacement and significant repairs of existing processing equipment for $0.8 million.
Cash provided by financing activities
For the year ended December 31, 2020, Seller issued $44.8 million in aggregate principal amount of 1.25 Lien Notes (net of issuance costs) which were used to fund the operations and capital needs through May 29, 2020. The remainder of the financing activities primarily related to the Public Offering of units, which was comprised of one share of our common stock and one warrant to purchase one share of our common stock. The Public Offering was completed on October 6, 2020, and resulted in proceeds net of discount and equity issuance costs of approximately $83.1 million. Additional financing activities primarily related to the Recapitalization Transaction, which provided $210.0 million in net cash flows and was used to repay Seller’s $125.5 million First Lien Agreement, a $6.9 million promissory note, and transaction costs and other issuance costs. See Note 3 - Recapitalization Transaction to the Notes to the Financial Statements for further discussion.
The amount of cash provided by financing activities was $68.2 million for the year ended December 31, 2019, which was due to $71.8 million in aggregate principal amount of 1.25 Lien Notes (net of issuance costs) issued to fund the restart of mining operations. Seller spent $2.9 million for legal and consulting fees related to the Recapitalization Transaction and $0.8 million to extend the maturity of the First Lien Credit Agreement.

Future capital and cash requirements
The following table provides our gross contractual cash obligations as of December 31, 2020, which are grouped in the same manner as they were classified in the cash flows in order to provide a better understanding of the nature of the obligations and to provide a basis for comparison to historical information. We believe the following provides the most meaningful presentation of near-term obligations expected to be satisfied using current and available sources of liquidity (dollars in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating activities:
Net smelter royalty(1)	$345,558	$1,316	$5,270	$16,042	$322,930
Remediation and reclamation expenditures(2)	62,032	—	—	—	62,032
Interest payments(3)	15,707	3,728	9,676	2,303	—
Operating lease requirements(4)	4,957	4,947	10	—	—
Crofoot royalty(5)	4,870	240	480	480	3,670
Consignment inventory(6)	2,188	1,355	833	—	—
Financing activities:
Repayments of debt principal(7)	212,974	3,756	37,558	171,660	—
Additional interest payments(8)	9,348	1,650	4,399	3,299	—
Total	$657,634	$16,992	$58,226	$193,784	$388,632
(1)Under the Sprott Royalty Agreement, we are required to pay a perpetual royalty equal to 1.5% of the Net Smelter Returns from our Hycroft Mine, payable monthly. Amounts presented above incorporate estimates of our current life-of-mine plan, and are based on consensus pricing for gold and silver. See Note 10 - Royalty Obligation to the Notes to the Financial Statements for additional information.
(2)Mining operations are subject to extensive environmental regulations in the jurisdictions in which they are conducted and we are required, upon cessation of operations, to reclaim and remediate the lands that our operations have disturbed. The estimated undiscounted cash outflows of these remediation and reclamation obligations are reflected here. In the above presentation, no offset has been applied for the $59.9 million of our collateralized reclamation bonds.
(3)Under the Sprott Credit Agreement, we must pay interest beginning in the 13th month after the initial advance on May 29, 2020 to Sprott Private Resource Lending II (Collector), LP. See Note 9 - Debt, Net to the Notes to the Financial Statements for additional information.
(4)As noted below in the Off-balance sheet arrangements section of this MD&A, we have operating leases for mine equipment and office space.
(5)We are required to pay a 4% net profits royalty, including advance royalty payments of $120,000 in any year where mining occurs on the Crofoot claims and an additional $120,000 if tons mined from the Crofoot claim blocks exceed 5.0 million tons. See Note 21 - Commitments and Contingencies. Amounts shown represent our current estimates of cash payment timing using consensus pricing for gold and silver.
(6)As noted below in the Off-balance sheet arrangements section of this MD&A, and as discussed in Note 5 - Prepaids and Other to the Notes to the Financial Statements, we have future purchase obligation for consignment inventory.
(7)Repayments of principal on debt consists of amounts due under the Sprott Credit Agreement and the Subordinated Notes. Included in the repayment of the Subordinated Notes principal is interest that has been capitalized as payable in-kind on a quarterly basis, and on a monthly basis for the Sprott Credit Agreement for the first 12 months after the initial advance. See Note 9 - Debt, Net to the Notes to the Financial Statements for additional information.
(8)Additional interest payments consist of repayments of additional interest under the Sprott Credit Agreement, commencing February 28, 2021 and ending on the maturity date. See Note 9 - Debt, Net to the Notes to the Financial Statements for additional information.

Debt covenants
Our debt agreements contain representations and warranties, events of default, restrictions and limitations, reporting requirements, and covenants that are customary for agreements of these types.
The Sprott Credit Agreement (as defined herein) contains covenants that, among other things, restrict or limit the ability of the Company to enter into encumbrances (other than Permitted Encumbrances), incur indebtedness (other than Permitted Indebtedness), dispose of its assets (other than Permitted Disposals), pay dividends, and purchase or redeem shares, as such terms are defined in the Sprott Credit Agreement. The Sprott Credit Agreement requires the Company to ensure that, at all times, both its Working Capital and Unrestricted Cash are at least $10.0 million, as such terms are defined in the Sprott Credit Agreement, and that at least every six months we demonstrate our ability to repay and meet all present and future obligations as they become due with a financial Model that uses consensus gold prices discounted by 5.0%, as such terms are defined in the Sprott Credit Agreement. The Subordinated Notes (as defined herein) include customary events of default, including those relating to a failure to pay principal or interest, a breach of a covenant, representation or warranty, a cross-default to other indebtedness, and non-compliance with security documents.
As of December 31, 2020, the Company was in compliance with all covenants.
Off-balance sheet arrangements
As of December 31, 2020, our off-balance sheet arrangements consisted of operating lease agreements (see Note 21 - Commitments and Contingencies to our Notes to the Financial Statements), a net profit royalty arrangement (see Note 21 - Commitments and Contingencies to the Notes to the Financial Statements), and a future purchase obligation for consignment inventory (see Note 5 - Prepaids and Other to the Notes to the Financial Statements).
Accounting developments
For a discussion of any recently issued and/or recently adopted accounting pronouncements, see Note 2 - Summary of Significant Accounting Policies to the Notes to the Financial Statements.
Critical Accounting Estimates
MD&A is based on our Financial Statements, that have been prepared in accordance with GAAP. The preparation of these statements requires us to make assumptions and estimates that affect the reported amounts. We base our assumptions and estimates on historical experience and various other sources that we believe to be reasonable at the time our estimates are made. Actual results may differ from amounts estimated in these statements, and such difference could be material. As such, future events and their effects cannot be determined with certainty.
Although other estimates are used in preparing our financial statements, we believe that the following accounting estimates are the most critical to understanding and evaluating our reported financial results. For information on all of our significant accounting policies, see Note 2 - Summary of Significant Accounting Policies to the Notes to the Financial Statements.

Ore on leach pads
Estimate Required:
The recovery of gold and silver at the Hycroft Mine is accomplished through a proprietary two-stage heap oxidation and leach process, the nature of which limits our ability to precisely determine the recoverable gold ounces in ore on leach pads. We estimate the quantity of recoverable gold ounces in ore on leach pads using surveyed volumes of material, ore grades determined through sampling and assaying of blastholes, and estimated recovery rates based on ore type and domain and level of oxidation actually achieved or expected to be achieved prior to leaching. The quantity of recoverable gold ounces and recovery rates varies based on ore mineralogy, steps in the leach process, ore grade, ore particle sizes and the percentage of cyanide soluble gold. The estimated recoverable gold ounces placed on the leach pads are periodically reconciled by comparing the related ore to the actual gold ounces recovered (metallurgical balancing). The ultimate recoverable gold ounces or life-of-mine recovery rate is unknown until mining operations cease. A change in the recovery rate or the quantity of recoverable gold ounces in our stockpiles or ore on leach pads could materially impact our financial statements.
Impact of Change in Estimate:
Changes in recovery rate estimates or estimated recoverable gold ounces that do not result in write-downs are accounted for on a prospective basis. If a write-down is required, ore on leach pads would be adjusted to market values before prospectively accounting for the remaining costs and revised estimated recoverable gold ounces. During the year ended December 31, 2020, based on our metallurgical balancing results, we determined that 10,492 ounces of gold that had been placed on the leach pads were no longer recoverable and wrote-off these ounces, which resulted in write-downs of production costs of $16.7 million and capitalized depreciation and amortization of $1.3 million. During the second half of 2020, we determined that no metallurgical balancing adjustment was needed and as such did not recognize write-downs of production inventories. The write-off of these ounces in the first and second quarters of 2020 was primarily due to the mismanagement of the oxidation process including inadequately adjusting variables in the oxidation process for changes in the ore type based on domain. As a result, we determined that we would recover fewer ounces than planned from those affected sections of the leach pads.
At December 31, 2020, if our estimate of recoverable gold ounces on the leach pad decreased by 2.5% or 5.0%, recoverable gold ounces in ore on leach pads would decrease by approximately 651 ounces or 1,302 ounces, respectively, which would require a write-down of $1.1 million or $2.3 million, respectively, of our ore on leach pad costs before prospectively accounting for the remaining costs. A 2.5% or 5.0% increase to our estimate of recoverable gold ounces in ore on leach pads would increase the estimated recoverable ounces by the aforementioned amounts and reduce our weighted average cost per ounce by approximately $42 per ounce or $83 per ounce, respectively, which would be accounted for on a prospective basis.
Proven and probable mineral reserves
Estimate Required:
Proven and probable mineral reserves are the part of a mineral deposit that can be economically and legally extracted or produced at the time of the reserve determination. Our mineral reserve estimates are calculated in accordance with subpart 1300 of Regulation S-K under the Modernization of Property Disclosures for Mining Registrants of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Estimated recoverable gold ounces in our proven and probable mineral reserves at the Hycroft Mine are used in units-of-production amortization calculations and are the basis for future cash flow estimates utilized in impairment calculations. When determining proven and probable mineral reserves, we must make assumptions and estimates of future commodity prices and demand, the mining methods we use and intend to use in the future, and the related costs incurred to develop, mine, and process our mineral reserves. Our estimates of recoverable gold ounces in proven and probable mineral reserves are prepared by and are the responsibility of our employees. Any change in estimate or assumption used to determine our proven and probable mineral reserves could change our estimated recoverable gold ounces in such mineral reserves, which may have a material impact on our financial statements.

Impact of Change in Estimate:
Our proven and probable mineral reserves are periodically updated, usually on an annual basis. Estimated recoverable gold ounces used in our units-of-production amortization and impairment calculations are based on proven and probable mineral reserves that were determined as of December 31, 2020 using gold and silver selling prices of $1,200 per ounce and $16.50 per ounce, respectively. Resulting changes in estimates of recoverable gold ounces are used in our units-of-production calculations and impairment calculations on a prospective basis.
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
Impact of Change in Estimate:
The estimates and assumptions used in our impairment test as of December 31, 2020 were based on the Hycroft Technical Report. The Hycroft Technical Report was prepared using prices of $1,200 per ounce for gold and $16.50 per ounce for silver, which when using sales prices of $1,300 per ounce for gold and $17.33 per ounce for silver, resulted in an after tax net present value of $2.1 billion. We compared the estimated after tax net present value of $2.1 billion to the carrying value of our plant, equipment, and mine development of $60.2 million, and given the large surplus between the estimated after tax net present value of the Hycroft Mine and the carrying value of our plant, equipment, and mine development a change in the estimates used in the Hycroft Technical Report would be unlikely to result in an impairment as of December 31, 2020.
Asset retirement obligation ("ARO")
Estimate Required:
We will be required to perform reclamation activity at the Hycroft Mine in the future. As a result of this requirement, an ARO has been recorded on our consolidated balance sheets that is based on our expectation of the costs that will be incurred years in the future. Any underestimate or unanticipated reclamation costs or any changes in governmental reclamation requirements could require us to record or incur additional reclamation costs. ARO liabilities are accrued when they become known, are probable and can be reasonably estimated. Whenever a previously unrecognized ARO liability becomes known, or a previously estimated reclamation cost is increased, the amount of that liability and additional cost will be recorded at that time and could materially reduce our consolidated net income attributable to stockholders.
Impact of Change in Estimate:
Based on our current proposed 34-year mine plan set forth in the Hycroft Technical Report, no significant reclamation activity will be made until 2047. However, if the significant reclamation activity were to begin in 2042 or 2045 our reclamation liability would increase by approximately $1.8 million and approximately $0.7 million, respectively.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As the Company qualifies as smaller reporting company under Item 10(f) of Regulation S-K, quantitative and qualitative disclosures about market risk are not required, and such are omitted from this filing.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Hycroft Mining Holding Corporation
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Hycroft Mining Holding Corporation (the “Company”) as of December 31, 2020 and 2019, the related statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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
Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s significant recurring operating losses, lack of liquidity and capital, and significant capital needed to expand operations raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Emphasis of Matter
As discussed in Note 3 Recapitalization Transaction and Note 22 Related Party Transactions to the financial statements, the Company completed a significant recapitalization transaction involving related parties. Our opinion is not modified with respect to this matter.
/s/ Plante & Moran PLLC
We have served as the Company’s auditor since 2017.
Denver, Colorado
March 24, 2020

HYCROFT MINING HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share amounts)

	December 31, 2020	December 31, 2019
Assets:
Cash	$56,363	$6,220
Accounts receivable	426	97
Inventories - Note 4	12,867	4,453
Ore on leach pads, current - Note 4	38,041	22,062
Prepaids and other - Note 5	4,303	2,648
Restricted cash - Note 6	—	3,270
Current assets	112,000	38,750
Ore on leach pads, non-current - Note 4	7,243	—
Other assets, non-current - Note 5	13,483	24,886
Plant, equipment, and mine development, net - Note 7	60,223	31,524
Restricted cash - Note 6	39,677	39,477
Total assets	$232,626	$134,637
Liabilities:
Accounts payable	$12,280	$10,746
Other liabilities, current - Note 8	4,157	3,939
Debt, net, current - Note 9	5,120	553,965
Royalty obligation, current - Note 10	124	—
Interest payable	—	846
Current liabilities	21,681	569,496
Other liabilities, non-current - Note 8	1,712	18
Debt, net, non-current - Note 9	142,665	—
Royalty obligation, non-current - Note 10	29,839	—
Asset retirement obligation, non-current - Note 11	4,785	4,374
Total liabilities	200,682	573,888
Commitments and contingencies - Note 20
Stockholders' (deficit) equity:(1) - Note 12
Common stock, $0.0001 par value; 400,000,000 shares authorized; 59,901,306 issued and outstanding at December 31, 2020; and 345,431 issued and 323,328 outstanding at December 31, 2019	6	—
Additional paid-in capital	548,975	5,187
Accumulated deficit	(517,037)	(444,438)
Total stockholders' equity (deficit)	31,944	(439,251)
Total liabilities and stockholders' equity (deficit)	$232,626	$134,637
(1)Retroactively restated for the reverse recapitalization as described in Note 2 - Summary of Significant Accounting Policies.
The accompanying notes are an integral part of these consolidated financial statements.

HYCROFT MINING HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except per share amounts)

	Years Ended December 31,
	2020	2019
Revenues - Note 13	$47,044	$13,709
Cost of sales:
Production costs	41,688	11,041
Depreciation and amortization	2,894	1,011
Mine site period costs - Note 4	47,115	2,174
Write-down of production inventories - Note 4	17,924	16,443
Total cost of sales	109,621	30,669
Operating expenses:
General and administrative	21,084	6,072
Impairment on equipment not in use - Note 5	5,331	63
Accretion - Note 11	374	422
Project and development	—	7,708
Pre-production depreciation and amortization	—	1,067
Care and maintenance	—	3,529
Reduction in asset retirement obligation	—	(1,880)
Loss from operations	(89,366)	(33,941)
Other income (expense):
Interest expense, net of capitalized interest - Note 10	(43,458)	(64,846)
Fair value adjustment to Seller Warrants - Note 18	(45)	—
Interest income	199	797
Loss before reorganization items and income taxes	(132,670)	(97,990)
Reorganization items	—	(905)
Loss before income taxes	(132,670)	(98,895)
Income taxes - Note 15	—	—
Net loss	$(132,670)	$(98,895)

Loss per share:
Basic - Note 16	$(3.81)	$(327.95)
Diluted - Note 16	$(3.81)	$(327.95)
Weighted average shares outstanding(1):
Basic - Note 16	34,833,211	301,559
Diluted - Note 16	34,833,211	301,559
(1)Retroactively restated for the reverse recapitalization. Refer to Note 2 - Summary of Significant Accounting Policies and Note 16 - Loss Per Share for further information.
The accompanying notes are an integral part of these consolidated financial statements.

HYCROFT MINING HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

	Years Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(132,670)	$(98,895)
Adjustments to reconcile net loss for the period to net cash used in operating activities:
Non-cash portion of interest expense - Note 10	38,843	54,810
Write-down of production inventories - Note 4	17,924	18,617
Impairment on equipment not in use - Note 5	5,331	63
Depreciation and amortization	5,886	2,078
Stock-based compensation - Note 14	2,380	1,102
Salary continuation and compensation costs	2,116	—
Fair value adjustment to Seller Warrants - Note 18	45	—
Accretion - Note 11	374	422
Phantom share compensation	225	706
Amortization reduction of Sprott Royalty Obligation - Note 10	(37)	—
Reduction in asset retirement obligation	—	(1,880)
Change in value of phantom shares	—	181
Changes in operating assets and liabilities:
Accounts receivable	(329)	(97)
Production-related inventories	(43,756)	(38,627)
Materials and supplies inventories	(3,891)	(977)
Prepaids and other assets, current and non-current	(2,946)	(507)
Accounts payable	372	3,384
Other liabilities, current and non-current	443	52
Interest payable	(818)	(203)
Net cash used in operating activities	(110,508)	(59,771)
Cash flows used in investing activities:
Additions to plant, equipment, and mine development	(33,439)	(12,296)
Proceeds from sales of equipment	2,315	—
Net cash used in investing activities	(31,124)	(12,296)
Cash flows from financing activities:
Proceeds from Public Offering	83,515	—
Proceeds from private placement - Note 3	75,963	—
Proceeds from Sprott Credit Agreement - Note 3 and 9	68,600	—
Proceeds from Sprott Royalty Obligation - Note 3 and 10	30,000	—
Proceeds from forward purchase contract - Note 3	25,000	—
Proceeds from Recapitalization Transaction - Note 3	10,419	—
Proceeds from 1.25 Lien Note Issuances	44,841	71,831
Proceeds from warrant exercise	1	—
Repayment of First Lien Agreement - Note 9	(125,468)	—
Repayment of First Lien Agreement from permissible disposal proceeds	(1,158)	—
Transaction and issuance costs	(16,094)	(3,658)
Repayment of Promissory Note - Note 3	(6,914)	—
Net cash provided by financing activities	188,705	68,173
Net increase (decrease) in cash and restricted cash	47,073	(3,894)
Cash and restricted cash, beginning of period	48,967	52,861
Cash and restricted cash, end of period	$96,040	$48,967
Reconciliation of cash and restricted cash:
Cash	$56,363	$6,220
Restricted cash - current	—	3,270
Restricted cash - non-current	39,677	39,477
Total cash and restricted cash	$96,040	$48,967
See Note 19 - Supplemental Cash Flow Information for additional details. The accompanying notes are an integral part of these consolidated financial statements.

HYCROFT MINING HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(U.S. dollars in thousands, except share amounts)

	Common Stock(1)		Treasury Stock(1)		Additional Paid-in Capital(1)	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at January 1, 2019	307,831	$—	17,927	$—	$5,187	$(345,543)	$(340,356)
Shares issued	37,600	—	—	—	—	—	—
Share repurchased	—	—	4,176	—	—	—	—
Net loss						(98,895)	(98,895)
Balance at December 31, 2019	345,431	—	22,103	—	5,187	(444,438)	(439,251)
Conversion of Seller's 2.0 Lien Notes to common shares of Seller and distribution of HYMC common stock(2)	14,795,153	2	(22,103)	—	146,217	74,640	220,859
Exchange of Seller's 1.5 Lien Notes for HYMC common stock	16,025,316	2	—	—	160,252	(14,569)	145,685
Common shares issued in private placement	7,596,309	1	—	—	75,962	—	75,963
Exchange of Seller's 1.25 Lien Notes for HYMC common stock	4,845,920	—	—	—	48,459	—	48,459
Shares issued pursuant to forward purchase agreement with SPAC sponsor, including conversion of Class B shares	4,813,180	—	—	—	25,000	—	25,000
Unredeemed SPAC shares of MUDS public stockholders	1,197,704	—	—	—	3,723	—	3,723
Common shares issued pursuant to Sprott Credit Agreement	496,634	—	—	—	6,282	—	6,282
Common shares issued to underwriter	44,395	—	—	—	444	—	444
Vesting of restricted stock(3)	—	—	—	—	1,802	—	1,802
Equity issuance costs	—	—	—	—	(8,255)	—	(8,255)
Shares issued	101	—	—	—	1	—	1
Stock-based compensation costs	—	—	—	—	388	—	388
Shares issued pursuant to Public Offering	9,583,334	1	—	—	83,513	—	83,514
Shares issued under stock-based compensation program	157,829	—	—	—	—	—	—
Net loss	—	—	—	—	—	(132,670)	(132,670)
Balance at December 31, 2020	59,901,306	$6	—	$—	$548,975	$(517,037)	$31,944
(1)Retroactively restated for the reverse recapitalization as described in Note 2 - Summary of Significant Accounting Policies.
(2)Includes 3,511,820 shares of HYMC common stock received by Seller that were surrendered by the Company.
(3)As of December 31, 2020 there were 21,256 unissued shares underlying restricted stock units that had vested.
The accompanying notes are an integral part of these consolidated financial statements.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements

1. Company Overview
Hycroft Mining Holding Corporation (formerly known as Mudrick Capital Acquisition Corporation ("MUDS")) and its subsidiaries (collectively, “Hycroft”, the “Company”, “we”, “us”, “our”, "it", "HYMC") is a U.S.-based gold producer that is focused on operating and developing its wholly owned Hycroft Mine in a safe, environmentally responsible, and cost-effective manner. Gold and silver sales represent 100% of the Company’s operating revenues and the market prices of gold and silver significantly impact the Company’s financial position, operating results, and cash flows. The Hycroft Mine is located in the State of Nevada and the corporate office is located in Denver, Colorado.
Restart of the Hycroft Mine
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
M3 Engineering and Technology Corporation (“M3 Engineering”), in conjunction with SRK Consulting (U.S.), Inc. (“SRK”) and the Seller, completed the Hycroft Technical Report, Heap Leaching Feasibility Study, prepared in accordance with the requirements of the Modernization of Property Disclosures for Mining Registrants, with an effective date of July 31, 2019 (the “Hycroft Technical Report”), for a two-stage, heap oxidation and subsequent leaching of sulfide ores. The Hycroft Technical Report projects the economic viability and potential future cash flows for the Hycroft Mine when mining operations expand to levels presented in the Hycroft Technical Report.
Recapitalization Transaction with MUDS
As discussed in Note 3 - Recapitalization Transaction, on May 29, 2020, pursuant to the Purchase Agreement (defined herein), Seller completed a business combination Recapitalization Transaction with MUDS, a publicly traded blank check special purpose acquisition corporation or “SPAC,” and Acquisition Sub (as each of such terms are defined herein). The Recapitalization Transaction was completed upon receiving regulatory approvals and stockholder approvals from each of MUDS and Seller. Following the close of the Recapitalization Transaction, MUDS and the entities purchased from Seller were consolidated under Hycroft Mining Holding Corporation, by amending and restating the Company's certificate of incorporation to reflect the Company’s change in name. Pursuant to the consummation of the Recapitalization Transaction, the shares of common stock of Hycroft Mining Holding Corporation were listed on the Nasdaq Capital Market under the ticker symbol “HYMC”.  Upon closing of the Recapitalization Transaction, the Company’s unrestricted cash available for use totaled $68.9 million, and the number of shares of common stock issued and outstanding totaled 50,160,042. In addition, upon closing, the Company had 34,289,999 outstanding warrants to purchase an equal number of shares of common stock at $11.50 per share and 12,721,623 warrants to purchase 3,210,213 shares of common stock at a price of $44.82 per share.
For more information on the consummation of the Recapitalization Transaction with MUDS, see Note 3 - Recapitalization Transaction.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
COVID-19 Pandemic
In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which continues to spread throughout the United States. Efforts implemented by local and national governments, as well as businesses, including temporary closures, have had adverse impacts on local, national and global economies. The Company has implemented health and safety policies for employees that follow guidelines published by the Center for Disease Control (CDC) and the Mine Safety and Health Administration (MSHA). While our operations during 2020 were impacted by COVID-19, the impact did not significantly adversely affect our operations. The extent of the impact of COVID-19 on our operational and financial performance going forward will depend on certain developments, including the duration and continued spread of the outbreak, and the direct and indirect impacts on our employees, vendors, and customers, all of which are uncertain and cannot be fully anticipated or predicted. Since the Company's Hycroft Mine represents the entirety of its operations, any COVID-19 outbreak at the mine site or any governmental restrictions implemented to combat the pandemic could result in a partial or entire shutdown of the Hycroft Mine itself, which would negatively impact the Company's financial position, operating results, and cash flows. As of the date of these financial statements, the extent to which COVID-19 may impact our financial condition, results of operations or cash flows is uncertain, but could be material and adverse.
2. Summary of Significant Accounting Policies
Basis of presentation
These consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).
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

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
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
For the year ended December 31, 2020, the Company incurred a net loss of $132.7 million and net cash used in operating activities was $110.5 million. As of December 31, 2020, the Company had available cash on hand of $56.4 million, working capital of $90.3 million, total liabilities of $200.7 million, and an accumulated deficit of $517.0 million. Although the Company completed the Recapitalization Transaction during the second quarter of 2020 and the Public Offering (as defined herein) on October 6, 2020, for proceeds net of discount and equity issuance costs of approximately $83.1 million, based on its internal cash flow projection models, the Company currently forecasts it will likely require additional cash from financing activities in less than 12 months from the issuance of this report to meet its operating and investing requirements and future obligations as they become due, including the estimated $9.1 million in cash payments required pursuant to the Credit Agreement among MUDS, MUDS Holdco Inc., Allied VGH LLC, Hycroft Mining Holding Corporation, Hycroft Resources and Development, LLC Sprott Private Resource Lending II (Collector) Inc., and Sprott Resources Lending Corp. (“Sprott Credit Agreement”).
The Company’s ability to continue as a going concern is contingent upon securing additional funding for working capital, capital expenditures and other corporate expenses so that it can increase sales by achieving higher cost-effective operating tonnages and recovery rates and generate positive free cash flows.
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
Use of estimates
The preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in these financial statements and accompanying notes. The more significant areas requiring the use of management estimates and assumptions relate to: recoverable gold and silver on the leach pads and in-process inventories; timing of near-term ounce production and related sales; the useful lives of long-lived assets; probabilities of future expansion projects; estimates of mineral reserves; estimates of life-of-mine production timing, volumes, costs and prices; current and future mining and processing plans; environmental reclamation and closure costs and timing; deferred taxes and related valuation allowances; and estimates of fair value for asset impairments and financial instruments. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable at the time the estimate is made. Actual results may differ from amounts estimated in these financial statements, and such differences could be material. Accordingly, amounts presented in these financial statements are not indicative of results that may be expected for future periods.
Cash
Cash consisted of cash balances as of December 31, 2020. The Company has not experienced any losses on cash balances and believes that no significant risk of loss exists with respect to its cash. As of December 31, 2020, and December 31, 2019, the Company held no cash equivalents.
Restricted cash is held as collateral to provide financial assurance that the Company will use to fulfill obligations and commitments related to reclamation activity (see Note 10 - Asset Retirement Obligation for further detail) that is excluded from cash and is listed separately on the consolidated balance sheets. As of December 31, 2020, and December 31, 2019, the Company held $39.7 million and $42.7 million in restricted cash, respectively. See Note 6 - Restricted Cash for additional information.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
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
In-process inventories
In-process inventories represent gold-bearing concentrated materials that are in the process of being converted to a saleable product using a Merrill-Crowe plant or carbon-in-column processing method. As gold ounces are recovered from in-process inventories, costs, including conversion costs, are transferred to precious metals inventory at an average cost per ounce of gold.
Precious metals inventory
Precious metals inventory consists of doré and loaded carbon containing both gold and silver, which is ready for offsite shipment or at a third party refiner before being sold to a third party. As gold ounces are sold, costs are recognized in Production costs and Depreciation and amortization in the consolidated statements of operations at an average cost per gold ounce sold.
Materials and supplies
Materials and supplies are valued at the lower of average cost or net realizable value. Cost includes applicable taxes and freight.
Ore on leach pads, current and non-current
Ore on leach pads represents ore that is being treated with a chemical solution to dissolve the contained gold and silver. Costs are added to ore on leach pads based on current mining costs, including reagents, leaching supplies, and applicable depreciation and amortization relating to mining operations. As gold-bearing materials are further processed, costs are transferred from ore on leach pads to in-process inventories at an average cost per estimated recoverable ounce of gold.
Prepaids and other assets, non-current
Equipment not in use
From time to time, the Company may determine that certain of its property and equipment no longer fit into its strategic operating plans and may either contemplate or commence activities to sell such identified assets. The Company evaluates equipment not in use for held-for-sale classification in accordance with ASC Topic 360 Property, Plant, and Equipment ("ASC 360"). If property and equipment do not meet the held-for-sale criteria in ASC 360, but have been taken out of service for sale or were never placed into service, the carrying value of such assets is included in Other assets, non-current. In accordance with its impairment policy, the Company reviews and evaluates its equipment and facilities not in use for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. During the year ended December 31, 2020, the Company determined that the fair value of equipment not in use was less the carrying amount and recorded an impairment loss of $5.3 million.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
Plant, equipment, and mine development, net
Expenditures for new facilities and equipment, and expenditures that extend the useful lives or increase the capacity of existing facilities or equipment are capitalized and recorded at cost. Such costs are depreciated using either the straight-line method over the estimated productive lives of such assets or the units-of-production method (when actively operating) at rates sufficient to depreciate such costs over the estimated proven and probable mineral reserves as gold ounces are recovered. For equipment and facilities that are constructed by the Company, interest is capitalized to the cost of the underlying asset while being constructed until such asset is ready for its intended use. See Note 7 - Plant, Equipment, and Mine Development, Net for additional information.
Mine development
Mine development costs include the cost of engineering and metallurgical studies, drilling and assaying costs to delineate an ore body, environmental costs, and the building of infrastructure. Additionally, interest is capitalized to mine development until such assets are ready for their intended use. Any of the above costs incurred before mineralization is classified as proven and probable mineral reserves are expensed. The Company established proven and probable mineral reserves during the second half of 2019.
Drilling, engineering, metallurgical, and other related costs are capitalized for an ore body where proven and probable reserves exist and the activities are directed at obtaining additional information on the ore body, converting non-reserve mineralization to proven and probable mineral reserves, infrastructure planning, or supporting the environmental impact statement. All other exploration drilling costs are expensed as incurred. Drilling costs incurred during the production phase for operational ore control are allocated to production-related inventories and upon the sale of gold ounces are included in Cost of sales on the consolidated statements of operations.
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
During the year ended December 31, 2020, as part of the Company's recurring quarterly analysis, the Company determined a triggering event had occurred, as the Company's operations have continued to generate operating cash flow losses. As a result, the Company performed a recoverability test for the carrying value of its plant, equipment, and mine development at December 31, 2020, and determined that no impairments were necessary.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
Mineral properties
Mineral properties are tangible assets recorded at cost and include royalty interests, asset retirement costs, and land and mineral rights to explore and extract minerals from properties. Once a property is in the production phase, mineral property costs are amortized using the units-of-production method based upon the estimated recoverable gold ounces in proven and probable reserves at such properties. Costs to maintain mineral properties are expensed in the period they are incurred. As of December 31, 2020 and 2019, there was $0.04 million and $0 recorded for mineral properties, respectively, which was included in Plant, equipment, and mine development, net in the consolidated balance sheets.
Royalty obligation
The Company's royalty obligation is carried at amortized cost with reductions calculated by dividing actual gold and silver production by the estimated total life-of-mine production from proven and probable mineral reserves. Any updates to proven and probable mineral reserves or the estimated life-of-mine production profile would result in prospective adjustments to the amortization calculation used to reduce the carrying value of the royalty obligation. Amortization reductions to the royalty obligation are recorded to Production costs which is included in Cost of sales. A portion of the Company’s royalty obligation is classified as current based upon the estimated gold and silver expected to be produced over the next 12 months, using the current proposed 34-year mine plan, and current proven and probable mineral reserves. The royalty obligation and its embedded features do not meet the requirements for derivative accounting.
Asset retirement obligation
The Company’s mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. The Company’s asset retirement obligation (“ARO”), associated with long-lived assets are those for which there is a legal obligation to settle under existing law, statute, written or oral contract or by legal construction. The Company’s ARO relates to its operating property, the Hycroft Mine, and was recognized as a liability at fair value in the period incurred. An ARO, which is initially estimated based on discounted cash flow estimates, is accreted to full value over time using the expected timing of future payments through charges to Accretion in the consolidated statements of operations. In addition, asset retirement costs (“ARC”) are capitalized as part of the related asset’s carrying value and are depreciated on a straight-line method or units of production basis over the related long-lived asset’s useful life. The Company’s ARO is adjusted annually, or more frequently if necessary, to reflect changes in the estimated present value resulting from revisions to the timing or amount of reclamation and closure costs. Estimated mine reclamation and closure costs, may increase or decrease significantly in the future as a result of changes in regulations, mine plans, cost estimates, or other factors.
Revenue recognition
The Company recognizes revenue for gold and silver sales when it satisfies the performance obligation of transferring finished inventory to the customer, which generally occurs when the refiner notifies the customer that gold has been credited or irrevocably pledged to their account, at which point the customer obtains the ability to direct the use and obtain substantially all of the remaining benefits of ownership of the asset. The transaction amount is determined based on the agreed upon sales prices and the number of ounces delivered. Concurrently, the payment date is agreed upon, which is usually within one week of the sale date. The majority of sales are in the form of doré bars, but the Company also sells loaded carbon and slag, a by-product. All sales are final.
Mine site period costs
The Company evaluates its mine site costs incurred, which are normally recorded to the carrying value of production-related inventories, to determine if costs incurred during the period qualify as Mine site period costs, the Company performs an analysis to determine the net realizable value of its inventory and determines whether costs incurred that are in excess of future estimated revenues are a result of recurring or significant downtime or delays, unusually high levels of repairs, inefficient operations, overuse of processing reagents, or other costs or activities that significantly increase the cost per ounce of production-related inventories and are considered unusual. If costs are determined to meet the criteria and, therefore, cannot be recorded to the carrying value of production-related inventories, then the Company recognizes such costs in the period incurred as Mine site period costs, which is included in Cost of sales on the consolidated statements of operations.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
Write-down of production inventories
The recovery of gold and silver at the Hycroft Mine is currently accomplished through a heap leaching process, the nature of which limits the Company’s ability to precisely determine the recoverable gold ounces in ore on leach pads. The Company estimates the quantity of recoverable gold ounces in ore on leach pads using surveyed volumes of material, ore grades determined through sampling and assaying of blastholes, crushed ore sampling, solution sampling, and estimated recovery percentages based on ore type and domain. The estimated recoverable gold ounces placed on the leach pads are periodically reconciled by comparing the related ore gold contents to the actual gold ounces recovered (metallurgical balancing). Changes in recovery rate estimates from metallurgical balancing that do not result in write-downs are accounted for on a prospective basis. When a write-down is required, production-related inventories are adjusted to net realizable value with adjustments recorded as Write-down of production inventories, which is included in Cost of sales in the consolidated statements of operations. See Note 4 - Inventories for additional information on the Company's write-downs.
Stock-based compensation
Stock-based compensation costs for non-employee Directors and eligible employees are measured at fair value on the date of grant. Stock-based compensation costs are charged to General and administrative on the consolidated statements of operations over the requisite service period. The fair value of awards is determined using the stock price on either the date of grant (if subject only to service conditions) or the date that the Compensation Committee of the Board of Directors establishes applicable performance targets (if subject to performance conditions). The Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods through the final vesting date. See Note 14 - Stock-Based Compensation for additional information.
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
Reorganization items
On March 10, 2015, a predecessor of the Company filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). Expenses directly associated with finalizing the Chapter 11 cases before the Bankruptcy Court are reported as Reorganization items in the consolidated statements of operations.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
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
As necessary, the Company also provides reserves against the benefits of uncertain tax positions taken on its tax filings. The necessity for and amount of a reserve is established by determining, based on the weight of available evidence, the amount of benefit that is more likely than not to be sustained upon audit for each uncertain tax position. The difference, if any, between the full benefit recorded on the tax return and the amount more likely than not to be sustained is recorded as a liability on the Company’s consolidated balance sheets unless the additional tax expense that would result from the disallowance of the tax position can be offset by a net operating loss, a similar tax loss, or a tax credit carryforward. In that case, the reserve is recorded as a reduction to the deferred tax asset associated with the applicable net operating loss, similar tax loss, or tax credit carryforward.
Derivative instruments
The Company recognizes all derivatives as either assets or liabilities and measures those instruments at fair value. Changes in the fair value of derivative instruments, together with any gains or losses on derivative settlements and transactions, are recorded in earnings in the period in which they occur. In estimating the fair value of derivative instruments, the Company is required to apply judgments and make assumptions that impact the amount recorded for such derivative instruments. The Company does not hold derivative instruments for trading purposes.
As of December 31, 2020, the Company’s only recorded derivative was for the Seller Warrants (as defined herein) (see Note 18 - Fair Value Measurements for additional detail).
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
Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Certain financial instruments, including Cash, Restricted cash, Accounts receivable, Prepaids and other, Accounts payable, and Interest payable are carried at cost, which approximates their fair value due to the short-term nature of these instruments.  See Note 18 - Fair Value Measurements for additional information.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
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
Accounting pronouncements not yet adopted
In February 2016, the FASB issued ASU No. 2016-02, Leases ("ASU 2016-02"). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the consolidated statements of operations and classification within the consolidated statement of cash flows. In October 2019, the FASB issued ASU No. 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) ("ASU 2019-10") that amends the effective date of ASU 2016-02 for emerging growth companies, such that the new standard is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. As the Company qualifies as an emerging growth company, the Company has elected to take advantage of the deferred effective date afforded to emerging growth companies. A modified retrospective transition approach is required to either the beginning of the earliest period presented or the beginning of the year of adoption. The Company has compiled its leases and is in the process of estimating the impact of adopting this ASU.
In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 simplifies guidance on accounting for convertible instruments and contracts in an entity’s own equity including calculating diluted earnings per share. For emerging growth companies, the new guidance is effective for annual periods beginning after December 15, 2022. As the Company qualifies as an emerging growth company, the Company plans to take advantage of the deferred effective date afforded to emerging growth companies. The Company is currently evaluating the impact that adopting this update will have on its consolidated financial statements and related disclosures.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
3. Recapitalization Transaction
On May 29, 2020, the Company, formerly known as Mudrick Capital Acquisition Corporation, consummated a business combination transaction (the “Recapitalization Transaction”) as contemplated by a purchase agreement dated January 13, 2020, as amended on February 26, 2020 (the “Purchase Agreement”), by and among the Company, MUDS Acquisition Sub, Inc. (“Acquisition Sub”) and Hycroft Mining Corporation (“Seller”). Pursuant to the Purchase Agreement, Acquisition Sub acquired all of the issued and outstanding equity interests of the direct subsidiaries of Seller and substantially all of the other assets of Seller and assumed substantially all of the liabilities of Seller.  In conjunction with the Recapitalization Transaction, Seller’s indebtedness existing prior to the Recapitalization Transaction was either repaid, exchanged for indebtedness of the Company, exchanged for shares of common stock or converted into shares of Seller common stock, and the Company’s post-Recapitalization Transaction indebtedness included amounts drawn under the Sprott Credit Agreement and the assumption of the newly issued Subordinated Notes (as such are defined herein). Upon closing of the Recapitalization Transaction, the Company’s unrestricted cash available for use totaled $68.9 million, and the number of shares of common stock issued and outstanding totaled 50,160,042. In addition, upon closing, the Company had 34,289,999 outstanding warrants to purchase an equal number of shares of common stock at $11.50 per share and 12,721,623 warrants to purchase 3,210,213 shares of common stock at a price of $44.82 per share.
Prior to the Recapitalization Transaction, the Company was a blank check special purpose acquisition corporation (“SPAC”) with no business operations and on May 29, 2020 had assets and liabilities consisting primarily of $10.4 million of cash and $6.9 million of liabilities for accounts payable, accrued expenses, and deferred underwriting fees. As described in Note 2 - Summary of Significant Accounting Policies, the Company accounted for the Recapitalization Transaction as a reverse recapitalization in which the Company’s financial statements reflect a continuation of Seller.
The material financial effects and actions arising from the Recapitalization Transaction, which are described in detail elsewhere in these financial statements, were as follows (the defined terms that follow are included elsewhere in these financial statements):
Common stock and warrant transactions
a.The Company issued, in a private placement transaction, an aggregate of 7.6 million shares of common stock and 3.25 million warrants to purchase shares of common stock at a price of $10.00 per share for aggregate gross cash proceeds of $76.0 million.
b.Pursuant to a forward purchase contract, the Company issued 3.125 million shares of common stock and 2.5 million warrants to purchase shares of common stock having substantially the same terms as the private placement warrants for gross cash proceeds of $25.0 million. The Company also converted 5.2 million shares of MUDS Class B common stock into the same number of shares of common stock, of which 3.5 million shares were surrendered to Seller as transaction consideration.
c.The Company received $10.4 million of cash proceeds from the SPAC trust associated with the 1.2 million shares of common stock that were not redeemed by the Company's public stockholders. Additionally, the Company has outstanding 27.9 million warrants to purchase shares of common stock at a price of $11.50 per share that were issued to the Company's public stockholders at the time of the SPAC’s initial public offering (see Note 12 - Stockholders' Equity).
d.The Company assumed the obligations with respect to 12.7 million Seller Warrants (as defined herein), which Seller Warrants became exercisable to purchase shares of common stock at an exercise price as of July 1, 2020 and December 31, 2020, of $44.82 per share (see Note 12 - Stockholders' Equity). Since July 1, 2020, each Seller Warrant was exercisable into approximately 0.2523 shares of common stock for a total of 3,210,213 shares of common stock. The exercise price and the conversion factor were further adjusted during the year ended December 31, 2020 to an exercise price of $41.26 per share and each Seller Warrant was exercisable for 0.27411 shares of common stock for a total of 3,487,168 shares of common stock. Subsequently, as of January 19, 2020, the Seller Warrants were subject to a further adjustment to an exercise price of $40.31 per share and each Seller Warrant was exercisable for 0.28055 shares of common stock for a total of 3,569,051 shares of common stock. Refer to Note 12 - Stockholders' Equity for further detail.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
Seller’s pre-Recapitalization Transaction indebtedness
a.Seller’s $125.5 million First Lien Agreement with the Bank of Nova Scotia, as agent, and $6.9 million promissory note plus accrued and unpaid interest were repaid with cash (see Note 9 - Debt, Net).
b.$48.5 million of Seller’s 1.25 Lien Notes were exchanged, and subsequently cancelled, for 4.85 million shares of common stock and the remaining $80.0 million of Seller’s 1.25 Lien Notes were exchanged for $80.0 million in aggregate principal of new Subordinated Notes of the Company (see Note 9 - Debt, Net).
c.After giving effect to the 1.5 Lien Notes’ 110% repurchase feature, $145.7 million of Seller’s 1.5 Lien Notes plus accrued and unpaid interest were exchanged, and subsequently cancelled, for 16.0 million shares of common stock (see Note 9 - Debt, Net).
d.Prior to close, a total of $221.3 million of Seller’s 2.0 Lien Notes were converted into 132.8 million shares of Seller common stock and, together with the existing 2.9 million shares of Seller’s common stock issued and outstanding, received transaction consideration of 15.1 million shares of common stock distributed by Seller, including 3.5 million surrendered shares received by Seller from the Company (see Note 9 - Debt, Net). The consideration initially received by Seller was promptly distributed to the its stockholders on a pro rata basis pursuant to Seller’s plan of dissolution.
Sprott entity transactions
a.The Company assumed the amended Sprott Credit Agreement and was advanced $70.0 million of cash, subject to an original issue discount of 2.0% (see Note 9 - Debt, Net). Pursuant to the Sprott Credit Agreement, the Company issued approximately 0.5 million shares of common stock to the Lender, which was equal to 1.0% of the Company’s post-closing shares of common stock issued and outstanding.
b.The Company entered into the Royalty Agreement among Hycroft Mining Holding Corporation, its wholly subsidiary Hycroft Resources and Development, LLC and Sprott Private Resource Lending II (CO) Inc. ("Sprott Royalty Agreement"), pursuant to which the Company received $30.0 million of cash proceeds and incurred a 1.5% net smelter royalty payment obligation, payable monthly, relating to the Hycroft Mine’s monthly production (see Note 10 - Royalty Obligation).
Other items
a.Seller retained a reserve of $2.3 million in cash for use in the dissolution of Seller.
b.A $2.5 million cash payment was made and approximately 0.04 million shares of common stock were issued to the Company’s underwriter, Cantor Fitzgerald & Co. (“Cantor”), pursuant to an underwriting agreement. Additionally, a $2.0 million payment was made to Cantor at closing in connection with shares of common stock held by Cantor, which were not redeemed from the SPAC trust balance prior to closing.
c.The Company remitted $1.8 million of cash to holders of Seller’s deferred phantom units (see Note 18 - Fair Value Measurements) and paid $7.4 million of cash for additional transaction costs.
Upon closing of the Recapitalization Transaction and after giving effect to the terms of the business combination, the former holders of Seller’s indebtedness and common stock, including affiliated entities of such former holders, owned approximately 96.5% of the issued and outstanding common stock. The following table summarizes the ownership of the Company’s common stock issued and outstanding upon closing of the Recapitalization Transaction:

	Shares	Ownership %
Former Seller stockholders and affiliated entities	48,421,309	96.5%
Former MUDS public stockholders(1)	1,197,704	2.4%
Lender to Sprott Credit Agreement	496,634	1.0%
Cantor Fitzgerald & Co.	44,395	0.1%
Total shares issued and outstanding	50,160,042	100.0%
(1)Includes 200,000 shares held by Cantor.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
4. Inventories
The following table provides the components of inventories and the estimated recoverable gold ounces therein (in thousands, except ounces):

	December 31, 2020		December 31, 2019
	Amount	Gold Ounces	Amount	Gold Ounces
Materials and supplies	$6,449	—	$2,559	—
Merrill-Crowe process plant	4,810	2,587	1,004	691
Carbon-in-column	299	166	478	474
Finished good (doré)	1,309	710	412	278
Total	$12,867	3,463	$4,453	1,443
As of both December 31, 2020 and December 31, 2019, in-process Inventories included $0.3 million of capitalized depreciation and amortization costs.
The following table summarizes Ore on leach pads and the estimated recoverable gold ounces therein (in thousands, except ounces):

	December 31, 2020		December 31, 2019
	Amount	Gold Ounces	Amount	Gold Ounces
Ore on leach pads, current	$38,041	21,869	$22,062	17,019
Ore on leach pads, non-current	7,243	4,164	—	—
Total	$45,284	26,033	$22,062	17,019
As of December 31, 2020 and December 31, 2019 (net of write-downs discussed below), Ore on leach pads, current included $1.8 million and $1.8 million, respectively, of capitalized depreciation and amortization costs. Additionally, as of December 31, 2020 and December 31, 2019 Ore on leach pads, non-current included $0.4 million and $0 respectively, of capitalized depreciation and amortization costs.
Write-down of production inventories
The estimated recoverable gold ounces placed on the leach pads are periodically reconciled by comparing the related ore contents to the actual gold ounces recovered (metallurgical balancing). During the year ended December 31, 2020, based on metallurgical balancing results, the Company determined that 10,492 ounces of gold that had been placed on the leach pads were no longer recoverable and wrote-off these ounces. As a result, during the year ended December 31, 2020, the Company recognized a Write-down of production inventories on the consolidated statements of operations, which included production costs of $16.7 million, and capitalized depreciation and amortization costs of $1.3 million. The write-off of ounces during the year ended December 31, 2020 was primarily due to mismanagement of the oxidation process, improper adjustments to variables in the oxidation process for changes in the ore type based on domain, and improper solution management. As a result, the Company determined it would recover less gold ounces than planned for those sections of the leach pads.
During the 2019 fourth quarter, based on metallurgical balancing results, the Company determined that 11,680 ounces of gold that had been placed on the leach pads were no longer recoverable and wrote-off these ounces. As a result of the write-off the Company recognized a Write-down of production inventories on the consolidated statements of operations of $16.4 million. Cash production costs written-off were $15.1 million and capitalized depreciation and amortization costs written-off were $1.3 million. The write-off of these ounces was primarily a result of mismanagement of solution flows. The lost gold and silver ounces were leached and captured in solution. However, prior to the solution being processed through the Merrill-Crowe plant, it was inadvertently commingled with barren solution and pumped to leach pads no longer in use, which will prevent it from being recovered in the future.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
Mine site period costs
During the year ended December 31, 2020, the Company incurred $46.7 million (which included $3.0 million of capitalized depreciation and amortization incurred in 2020) of Mine site period costs (inclusive of depreciation and amortization expenses) that did not qualify for allocation to the Company's production-related inventories and, therefore, were expensed as incurred. Such period costs are generally the result of significant downtime or delays, abnormally high levels of repairs, inefficient operations, overuse of processing reagents, or other unusual costs and activities.
In addition to the write-down related to metallurgical balancing during 2019, the Company incurred $2.2 million (which included $0.2 million of capitalized amortization incurred in 2019) of Mine site period costs (inclusive of depreciation and amortization expenses) that did not qualify for allocation to the Company's production-related inventories and, therefore, were expensed as incurred.
5. Prepaids and Other
The following table provides the components of Prepaids and other and Other assets, non-current (in thousands):

	December 31, 2020	December 31, 2019
Prepaids and other
Prepaids	$3,198	$2,109
Deposits	1,105	539
Total	$4,303	$2,648

Other assets, non-current
Equipment not in use	$12,238	$19,683
Prepaid supplies consignment inventory	885	—
Royalty - advance payment	360	120
Deferred future financing costs	—	5,083
Total	$13,483	$24,886
Prepaids
As of December 31, 2020, prepaids primarily consisted of prepaid insurance ($1.8 million), mining claims and permitting fees ($0.4 million), prepaid equipment ($0.4 million), and subscription and license fees ($0.3 million). As of December 31, 2019, prepaids primarily consisted of prepaid insurance ($1.5 million), mining claims and permitting fees ($0.4 million), and subscription and license fees ($0.1 million).
Equipment not in use
As of December 31, 2020, equipment not in use classified as Other assets, non-current included ball mills, SAG mills, regrind mills, and related motors and components that were previously purchased by a predecessor of the Company. During the year ended December 31, 2020, the Company engaged an international equipment broker to advertise equipment not in use for potential sale. There is a limited market for the Company's equipment not in use and any potential purchase would likely be subject to technical and commercial due diligence by the purchaser, as well as approval by the Company's Board of Directors. As such, equipment not in use is not classified as held-for-sale, as it is uncertain if the Company will sell any of the equipment within one year, or if the Company will elect to sell such equipment at all. As a result, equipment not in use is included in Other assets, non-current. During the year ended December 31, 2020, the Company determined that the carrying amount of certain equipment not in use was higher than its fair value and such assets were written down to estimated fair value less costs to sell, resulting in an impairment loss of $5.3 million, which is reported as Impairment on equipment not in use on the consolidated statements of operations. In the fourth quarter of 2020, the Company began reevaluating the best use of its equipment previously marketed for sale, while it continues to develop the sulfide oxidation technology process for its large-scale operation. Additionally, in the fourth quarter of 2020, the Company has paused the marketing of this equipment while it continues to develop the technology and process for a large-scale operation.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
Prepaid supplies consignment inventory
The Company has an inventory consignment agreement with a supplier of crusher parts that requires the supplier to maintain a specified inventory of replacement parts and components that are exclusively for purchase and use at the Hycroft Mine. As part of the agreement, the Company is required to make certain payments in advance of receiving such consignment inventory at the mine site. The Company records advance payments as prepaid supplies inventory within Other assets, non-current until such inventory is received, at which point, the amounts are reclassified to Inventories.
Royalty - advance payment
As of December 31, 2020, royalty-advance payments include annual advance payments for a portion of the Hycroft Mine that is subject to a mining lease requiring a 4% net profit royalty be paid to the owner of certain patented and unpatented mining claims. Refer to Note 21 - Commitments and Contingencies for further detail.
6. Restricted Cash
The following table provides the components of restricted cash (in thousands):

	December 31, 2020	December 31, 2019
Reclamation surety bond cash collateral	$39,677	$39,477
First Lien Agreement restricted cash - Note 10	—	3,270
Total	$39,677	$42,747
As of December 31, 2020, the Company's BLM reclamation obligation was secured with surety bonds totaling $59.9 million, which were partially collateralized by the restricted cash shown above. Restricted cash from Seller's First Lien Agreement was released on May 29, 2020 when such indebtedness was repaid in conjunction with the Recapitalization Transaction (see Note 3 - Recapitalization Transaction).
7. Plant, Equipment, and Mine Development, Net
The following table provides the components of plant, equipment, and mine development, net (in thousands):

	Depreciation Life or Method	December 31, 2020	December 31, 2019
Leach pads	Units-of-production	$17,432	$17,419
Process equipment	5 - 15 years	16,065	14,770
Buildings and leasehold improvements	10 years	10,507	10,507
Mine equipment	5 - 7 years	5,961	4,716
Vehicles	3 - 5 years	991	136
Furniture and office equipment	7 years	322	129
Mine development	Units-of-production	756	119
Mineral properties	Units-of-production	37	—
Construction in progress and other		33,185	936
		$85,256	$48,732
Less, accumulated depreciation and amortization		(25,033)	(17,208)
Total		$60,223	$31,524

During the year ended December 31, 2020, new process equipment was placed into service ($1.2 million), new mobile equipment was placed into service ($1.2 million), and construction of a new larger leach pad began ($30.9 million), which was the primary project included in construction in progress as of December 31, 2020. During the years ended December 31, 2020 and 2019, certain leach pads ($11.2 million) were not actively used in the leaching process, and accordingly, the Company did not record any depletion for these leach pads. Additionally, during the years ended December 31, 2020 and 2019, the Company did not acquire any plant, equipment, or mine development through non-cash capital leases.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
Mineral properties
As of December 31, 2020, Mineral properties included an ARC asset of $0.04 million that is being depreciated on a straight-line basis over the life of the Company’s only operating property, the Hycroft Mine.
8. Other Liabilities
The following table summarizes the components of Other liabilities, current and Other liabilities, non-current (in thousands):

	December 31, 2020	December 31, 2019
Other liabilities, current
Accrued compensation, benefits, continuation obligation, and bonus	4,157	2,349
Accrued compensation for phantom shares - Note 14	—	1,590
Total	$4,157	$3,939

Other liabilities, non-current
Compensation and benefits continuation obligation	$1,145	$—
Payroll tax liability	505	—
Warrant liability - Notes 12 and 18	62	18
Total	$1,712	$18

Compensation and benefits continuation obligation
The Company has entered into separation agreements with former executives that provide for, among other things, continuation of such former executives' salaries and certain benefits for periods of 12-24 months from the date of separation.
9. Debt, Net
Debt covenants
The Company’s debt agreements contain representations and warranties, events of default, restrictions and limitations, reporting requirements, and covenants that are customary for agreements of these types.
The Sprott Credit Agreement (as defined herein) contains covenants that, among other things, restrict or limit the ability of the Company to enter into encumbrances (other than Permitted Encumbrances), incur indebtedness (other than Permitted Indebtedness), dispose of its assets (other than Permitted Disposals), pay dividends, and purchase or redeem shares, as such terms are defined in the Sprott Credit Agreement. The Sprott Credit Agreement requires the Company to ensure that, at all times, both its Working Capital and Unrestricted Cash are at least $10.0 million, as such terms are defined in the Sprott Credit Agreement, and that at least every six months the Company demonstrate its ability to repay and meet all present and future obligations as they become due with a financial Model that uses consensus gold prices discounted by 5.0%, as such terms are defined in the Sprott Credit Agreement. The Subordinated Notes (as defined herein) include customary events of default, including those relating to a failure to pay principal or interest, a breach of a covenant, representation or warranty, a cross-default to other indebtedness, and non-compliance with security documents.
As of December 31, 2020, the Company was in compliance with all covenants.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
Debt balances
The following table summarizes the components of debt (in thousands):

	December 31, 2020	December 31, 2019
Debt, net, current:
Sprott Credit Agreement(1)	$5,274	$—
2.0 Lien Notes	—	208,411
1.5 Lien Notes	—	137,050
First Lien Agreement	—	125,468
1.25 Lien Notes	—	77,212
Promissory Note	—	6,773
Less, debt issuance costs	(154)	(949)
Total	$5,120	$553,965

Debt, net, non-current:
Subordinated Notes	$84,797	$—
Sprott Credit Agreement	61,894	—
Less, debt issuance costs	(4,026)	—
Total	$142,665	$—
(1)Amount represents $1.6 million of Additional Interest (as defined in the Sprott Credit Agreement) plus 5.0% of the Company's outstanding debt balance as of December 31, 2020 under the Sprott Credit Agreement.
The following table summarizes the Company's contractual payments of long-term debt, including current maturities, for the five years subsequent to December 31, 2020 (in thousands):

2021	$5,274
2022	16,698
2023	23,948
2024	23,948
2025	96,771
Total	166,639
Less, original issue discount	(14,674)
Less, debt issuance costs	(4,180)
Total debt, net, current and non-current	$147,785

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
Sprott Credit Agreement
On October 4, 2019, the Company, as borrower, certain subsidiaries of the Company, as guarantors, and Sprott Private Resource Lending II (Collector), LP. (“Lender”), as arranger, executed a secured multi-advance term credit facility pursuant to which Lender committed to make, subject to certain conditions set forth therein, term loans in an aggregate principal amount up to $110.0 million. On May 29, 2020, the Company entered into the Amended and Restated Credit Agreement (the “Sprott Credit Agreement”) to update the conditions precedent and effect certain other changes to conform to the details of the business combination. On May 29, 2020, at the consummation of the Recapitalization Transaction, the Company borrowed $70.0 million under the Sprott Credit Agreement, which was equal to the amount available under the first and second tranches, and issued to Lender 496,634 shares of common stock, which was equal to 1.0% of the Company’s post-closing shares of common stock outstanding. The Company paid an original issuance discount equal to 2.0% ($1.4 million) of the amount borrowed. The Company does not believe it is currently able to borrow under the third and final $40.0 million tranche of the Sprott Credit Agreement due to its inability to satisfy applicable conditions and production milestones required by certain conditions precedent to borrowing.
As it relates to the $62.3 million initially recorded for the Sprott Credit Agreement on the May 29, 2020 closing of the Recapitalization Transaction, the Company recorded $70.0 million for the stated amount of the borrowing itself, $9.3 million for the additional interest payment obligation, and a $17.0 million discount (inclusive of the $1.4 million original issuance discount), which will be amortized to Interest expense, net of capitalized interest using the effective interest method over the term of the Sprott Credit Agreement. As of December 31, 2020, the interest rate charged on the outstanding principal balance of the Sprott Credit Agreement was 8.5%. Using the closing price of $12.65 per share of common stock on the Recapitalization Transaction date, the Company also recorded $6.3 million to Additional paid-in capital for the 496,634 shares of common stock issued to the Lender.
Advances under the Sprott Credit Agreement bear interest monthly at a floating rate equal to 7.0% plus the greater of (i) U.S. Dollar three-month LIBOR and (ii) 1.5%, per annum, accruing daily and compounded monthly. For a period of twelve months following the May 29, 2020 initial advance date, no cash payments of interest or principal will be due, with 100% of interest accruing and being capitalized on a monthly basis to the outstanding principal balance of the Sprott Credit Agreement. Additionally, for each three-month period commencing on February 28, 2021 and ending on the maturity date, the Company shall pay Lender additional interest on the last business day of such three-month period, calculated according to a formula set forth in the Sprott Credit Agreement and currently equal to $0.5 million per quarter ($9.3 million in total over the life of the Sprott Credit Agreement). Upon a prepayment of the entire Sprott Credit Agreement, all remaining additional interest payments and all remaining and yet unpaid additional interest must be prepaid as well.
The Company is required to make principal repayments beginning on August 31, 2021 and on the last business day every three months thereafter. The first four principal repayments are equal to two and one-half percent (2.5%) of the outstanding principal amount of the Sprott Credit Agreement on May 31, 2021 (including all capitalized interest thereon, if any, but excluding the principal repayment then due). All subsequent principal repayments are equal to seven and one-half (7.5%) of the outstanding principal amount of the Sprott Credit Agreement on May 31, 2021 (including all capitalized interest thereon, if any, but excluding the principal repayment then due). The entire outstanding balance of the Sprott Credit Agreement, together with all unpaid interest and fees (including all capitalized interest, if any), is due on the day that is five years from the last day of the month of the initial closing date, which shall be no later than May 31, 2025, the maturity date. The Company reviewed the features of the Sprott Credit Agreement for embedded derivatives, and determined no such instruments exist.
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
The Company is required to make prepayments of its outstanding principal balance equal to 50% or 100% of the proceeds received as outlined in the Sprott Credit Agreement. On October 31, 2020, the Company completed the sale of a SAG mill that was not in use for net proceeds of $2.3 million, of which $1.2 million was repaid in accordance with the Sprott Credit Agreement.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
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
2.0 Lien Notes
As discussed in Note 3 - Recapitalization Transaction, on May 29, 2020, $221.3 million of Seller's 2.0 Lien Notes were converted into shares of Seller common stock which, along with all of Seller's other stockholders, as part of Sellers's plan of dissolution, received a pro rata distribution of common stock from Seller that was received by Seller as consideration from the Company. The Company recorded $74.6 million directly to retained earnings upon Seller's distribution of 14,795,153 shares of common stock to Seller's former 2.0 Lien Note holders, which represented the difference between the carrying value of the 2.0 Lien Notes and the value of the common stock received as consideration by Seller's former 2.0 Lien Note holders. The 2.0 Lien Notes bore interest at a rate of 15.0% per annum, payable in-kind on a quarterly basis, through the issuance of additional 2.0 Lien Notes. The 2.0 Lien Notes were converted into Seller common stock at a conversion price of $1.67 per share in accordance with the 2.0 Lien Agreement. While outstanding, the obligations under the 2.0 Lien Notes and the guarantees by the guarantors in respect thereof were secured by liens on substantially all assets of the Company and the guarantors, subject to the priority of the liens that secured the obligations under the First Lien Agreement, the 1.25 Lien Notes and the 1.5 Lien Notes.
1.5 Lien Notes
As discussed in Note 3 - Recapitalization Transaction, on May 29, 2020, after giving effect to the 1.5 Lien Notes’ 110.0% repurchase feature, $145.7 million of Seller’s 1.5 Lien Notes plus accrued and unpaid interest were exchanged, and subsequently cancelled, for 16,025,316 shares of common stock. The Company recorded a $14.6 million loss directly to retained earnings upon such exchange, which represented 10.0% of the $145.7 million aggregate principal amount of 1.5 Lien Notes balance at the time of exchange. While outstanding, the 1.5 Lien Notes bore interest at a rate of 15.0% per annum, which was payable in-kind on a quarterly basis, through the issuance of additional 1.5 Lien Notes. While outstanding, the obligations under the 1.5 Lien Notes and the guarantees by the guarantors in respect thereof were secured by liens on substantially all assets of Seller and the guarantors, subject to the priority of the liens that secured the obligations of the First Lien Agreement and the 1.25 Lien Notes, but superior in priority to the liens that secured the obligations of the 2.0 Lien Notes and the unsecured obligations of Seller.
1.25 Lien Notes
As discussed in Note 3 - Recapitalization Transaction, on May 29, 2020, $48.5 million in aggregate principal amount of Seller’s 1.25 Lien Notes, which bore interest at 15.0% per annum, payable in-kind, were exchanged, and subsequently cancelled, for 4,845,920 shares of common stock and the remaining $80.0 million aggregate principal amount of Seller’s 1.25 Lien Notes were exchanged for $80.0 million in aggregate principal amount of new Subordinated Notes that were assumed in the Recapitalization Transaction by the Company, bearing interest at a rate of 10.0% per annum, payable-in-kind. The 1.25 Lien Notes bore interest at a rate of 15.0% per annum, which was payable in-kind on a quarterly basis, through the issuance of additional 1.25 Lien Notes. While outstanding, the obligations under the 1.25 Lien Notes and the guarantees by the guarantors in respect thereof were secured by liens on substantially all assets of Seller and the guarantors, subject to the priority of the liens that secured the obligations of the First Lien Agreement, but superior in priority to the liens that secured the obligations of the 1.5 Lien Notes, the 2.0 Lien Notes and the unsecured obligations of Seller.
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

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
Promissory Note
As discussed in Note 3 - Recapitalization Transaction, on May 29, 2020, a $6.9 million promissory note was repaid, the obligation of which related to a 2014 settlement with a vendor of a predecessor of Seller.
Interest expense, net
The following table summarizes the components of recorded interest expense (in thousands):

	Year Ended December 31,
	2020	2019
2.0 Lien Notes	$12,902	$28,537
1.5 Lien Notes	8,635	18,763
1.25 Lien Notes	6,218	5,241
First Lien Agreement	4,575	10,022
Sprott Credit Agreement	6,009	—
Subordinated Notes	4,797	—
Amortization of debt issuance costs	1,972	2,048
Promissory Note	141	786
Other interest expense	40	—
Capitalized interest	(1,831)	(551)
Total	$43,458	$64,846
The Company capitalizes interest to Plant, equipment, and mine development, net on the consolidated balance sheets for construction projects in accordance with ASC Topic 835, Interest. Except for the First Lien Agreement and other interest expense, amounts shown in the table above represent non-cash interest expense charges.
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
During the year ended December 31, 2020, the Company recorded amortization of the royalty obligation of approximately $0.04 million and made payments of $0.5 million. As of December 31, 2020, $0.1 million of the royalty obligation was recorded as a current liability based upon the estimated gold and silver expected to be produced over the next 12 months, using the current mine plan, and current proven and probable mineral reserves.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
11. Asset Retirement Obligation
The following table summarizes changes in the Company’s ARO (in thousands):

	2020	2019
Balance at January 1,	$4,374	$5,832
Accretion expense	374	422
Changes in estimates	37	(1,880)
Balance at December 31,	$4,785	$4,374
The Company did not incur any reclamation expenditures during the years ended December 31, 2020 and 2019. For the year ended December 31, 2020, the changes in estimates were due to construction of the new leach pad along with increases in equipment and labor costs. Changes in estimates during the year ended December 31, 2019 were driven by increased equipment and diesel costs but were more than offset by an increase in our credit adjusted risk-free rate, which is used to discount the future reclamation costs. As of December 31, 2020, the Company estimates that no significant reclamation expenditures associated with the ARO will be made until 2047 and that reclamation work will be completed by the end of 2065.
12. Stockholders' Equity
Following the May 29, 2020 Recapitalization Transaction, as of December 31, 2020, the total number of shares of all classes of capital stock that the Company has authority to issue is 410,000,000, of which 400,000,000 are common stock, par value $0.0001 per share, and 10,000,000 are preferred stock par value $0.0001 per share. The designations, powers, privileges and rights, and the qualifications, limitations or restrictions thereof in respect to each of our class of capital stock are discussed below.
Common stock
As of December 31, 2020, there were 59,901,306 shares of common stock issued and outstanding. Each holder of common stock is entitled to one vote for each share of common stock held by such holder. The holders of common stock are entitled to the payment of dividends and other distributions as may be declared from time to time by the Board of Directors in accordance with applicable law and to receive other distributions from the Company. Subject to the terms of the Recapitalization Transaction and as of May 29, 2020, certain new and existing holders of common stock of the Company are subject to lock-up periods, which ranged from six to twelve months or were dependent on the Company's filing of a registration statement, deemed effective by the SEC.
Preferred stock
As of December 31, 2020, there were no shares of preferred stock issued and outstanding.
Dividend policy
The Company’s credit facility under the Sprott Credit Agreement contains provisions that restrict its ability to pay dividends. For additional information see Note 9 - Debt, Net.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
Warrants
As described below, the Company had a total of 56,594,855 warrants outstanding as of December 31, 2020.
Public Offering warrants
On October 6, 2020, the Company issued 9,583,334 units in an underwritten public offering at an offering price to of $9.00 per unit (the "Public Offering"), with each unit consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $10.50 per share. Of the 9.6 million units issued, 5.0 million units were issued to Restricted Persons, as defined under the Seller Warrant Agreement. After deducting underwriting discounts and commission and offering expenses, the proceeds net of discount and equity issuance costs to the Company were $83.1 million. The warrants are immediately exercisable and entitle the holder thereof to purchase one share of common stock at an exercise price of $10.50 for a period of five years from the closing date of the Public Offering. The shares of common stock and warrants were separated upon issuance in the Public Offering. The warrants issued in the Public Offering are listed on the Nasdaq Capital Market under the symbol "HYCML".

Five-Year Public Warrants
The Company has 34,289,898 publicly traded warrants outstanding that entitle holders to purchase one share of common stock at an exercise price of $11.50 per share for a period of five years from the May 29, 2020 Recapitalization Transaction ("Five-Year Public Warrants"). The Company has certain abilities to call such warrants if the last reported sale price of common stock equals or exceeds $18.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period. See Note 3 - Recapitalization Transaction for additional details on transactions to which these warrants were issued.
Seller Warrants

As part of the Recapitalization Transaction, the Company assumed the obligations and liabilities under that certain warrant agreement, dated as of October 22, 2015, by and between Seller and Computershare Inc., a Delaware corporation, and its wholly owned subsidiary Computershare Trust Company, N.A., a federally chartered trust company, collectively as initial warrant agent; and Continental Stock Transfer & Trust Company, LLC was named as the successor warrant agent (the “Seller Warrant Agreement”). Pursuant to the assumption of the Seller Warrant Agreement, the warrants issued thereunder (the “Seller Warrants”) became exercisable into shares of common stock. Upon assumption by the Company, the Seller Warrants were exercisable into 3,210,213 shares of common stock at an exercise price determined as of October 1, 2020 pursuant to the Seller Warrant Agreement of $44.82 per share upon exercise of the 12,721,623 outstanding Seller Warrants, with each warrant exercisable into 0.2523 shares of common stock, which exercise price and number of shares were subject to adjustment from time to time under the terms of the Seller Warrant Agreement. Seller Warrants have a seven-year term that expires in October 2022.
As discussed above in the Public Offering warrants section, in connection with the Public Offering, the Company determined that certain adjustments were required to be made to the terms of the Seller Warrants as a result of the issuance by the Company in the Public Offering of 4,951,388 units to “Restricted Persons” under the Seller Warrant Agreement. As a result of the adjustments required under the Seller Warrant Agreement, (1) the exercise price of each Seller Warrant decreased from $44.82 per share of common stock to $41.26 per share of common stock; and (2) the number of shares of common stock issuable upon exercise of each Seller Warrant increased from 0.25234 to 0.27411. Accordingly, as adjusted, the aggregate number of shares of common stock issuable upon full exercise of the 12,721,623 outstanding Seller Warrants increased from 3,210,213 shares to 3,487,168 shares of common stock. As a result of the Company authorizing the issuance of up to 2,508,002 shares under the Hycroft Mining Holding Corporation Incentive and Performance Plan (“Incentive Plan”), as of January 19, 2020, the Company elected to treat all shares issuable under the Incentive Plan as deemed issued to Restricted Persons and elected to prospectively reduce the exercise price of each Seller Warrant to $40.31 per share of common stock and increase the number of shares of common stock issuable upon exercise of each Seller Warrant to 0.28055. As a result, an aggregate of 3,569,051 shares of common stock are issuable upon exercise of the 12,721,623 outstanding Seller Warrants. See Note 18 - Fair Value Measurements for further detail on the Seller Warrants.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
13. Revenues
The table below is a summary of the Company’s gold and silver sales (in thousands, except ounces sold):

	Year Ended December 31,
	2020		2019
	Amount	Ounces Sold	Amount	Ounces Sold
Gold sales	$44,279	24,892	$12,803	8,593
Silver sales	2,765	136,238	906	52,036
Total	$47,044		$13,709
Following the 2019 restart of the Hycroft Mine, the Company began recording revenue from gold and silver sales during the third quarter of 2019. While the Company is not obligated to sell any of its gold and silver to one customer, the majority of gold and silver sales during both 2019 and 2020 were to the same customer. For the years ended December 31, 2020 and 2019, approximately 79.1% and 100.0%, respectively, of revenue was attributable to sales to one customer.
14. Stock-Based Compensation
Performance and Incentive Pay Plan
The Company's Performance and Incentive Pay Plan (the “PIPP”), which was approved on February 20, 2019 and amended on May 29, 2020 in connection with the Recapitalization Transaction, is a stock-based compensation plan to attract, retain and motivate employees and directors while directly linking incentives to increases in stockholder value. Terms and conditions (including performance-based vesting criteria) of awards granted under the PIPP are established by the Board of Directors or the Compensation Committee of the Board of Directors, who administer the PIPP. Awards may be granted in a variety of forms, including restricted stock, restricted stock units, stock options, stock appreciation rights, performance awards, and other stock-based awards. The number of shares of common stock made available for award under the PIPP is equal to 5.0% of the issued and outstanding shares of the Company's common stock immediately after the close of the Recapitalization Transaction, or 2,508,002 shares. There are currently 1,819,814 shares registered and available to grant under the PIPP. There are no equity compensation plans not approved by stockholders.
As of December 31, 2020, all awards granted under the PIPP were in the form of restricted stock units to employees or consultants of the Company. Restricted stock units granted to employees under the PIPP without performance-based vesting criteria typically vest in either equal annual installments over two to three years, or in entirety on the fourth anniversary after the grant date. Awards granted to employees with performance-based vesting criteria typically vest in annual installments over two or three years subject to the achievement of certain financial and operating results of the Company. Restricted stock units granted to non-employee directors vested immediately while others vest in equal installments over a two to three year period.
For restricted stock units granted in the first quarter of 2019 that had not vested as of December 31, 2020, a price per share was not determined as of the grant date. The number of shares of common stock of the Company to be issued upon vesting is to be calculated on the vesting date, which is either the second or third anniversary of the date of the grant, or the annual date the compensation committee determines the achievement of the corporate performance targets. Such unvested restricted stock unit awards are included in Other liabilities, non-current. Refer to Note 8 - Other Liabilities for further detail.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
The following table summarizes the Company’s stock-based compensation cost and unrecognized stock-based compensation cost by plan (in thousands):

	Restricted Stock Units
Performance and Incentive Pay	Number of Units	Weighted Average Grant Date Fair Value
Non-vested at beginning of year(1)	339,271	$10.96
Granted	517,234	8.11
Canceled/forfeited	(131,724)	11.32
Vested	(179,085)	11.05
Non-vested at end of year	545,696	$8.12
(1)The weighted average grant date fair value for non-vested restricted stock units at the beginning of the year was not determined because a price per share was not determined as of the grant date. The number of shares of common stock of the Company to be issued upon vesting is to be calculated on the vesting date.
In connection with the closing of the Recapitalization Transaction on May 29, 2020, approximately 0.1 million restricted stock units, which were granted in 2019, vested at an average price of $12.65 per share, the closing price of common stock on the date of the Recapitalization Transaction. On June 1, 2020, approximately 0.1 million restricted stock units vested at an average price of $11.50 per share, the closing price of common stock on such vesting date. Additionally, in connection with the 2020 annual grant to the Company’s directors, approximately 0.03 million restricted stock units were granted on December 4, 2020, which immediately vested at $7.43 per share, the closing price on the Nasdaq Capital Market of the Company's common stock on December 4, 2020.
During the year ended December 31, 2020, the Company reclassified $1.8 million from Other liabilities, current to Additional paid-in capital for the restricted stock units that vested. Shares of the Company’s common stock were issued for the vested restricted stock units held by former employees as of December 31, 2020; however, shares of common stock for such awards will not be issued to current employees until the Conversion Date, as defined in the equity award agreements.
The total intrinsic value of restricted stock units (calculated as the product of price per share on the vesting date times the number of restricted stock units vested) vested during the year ended December 31, 2020 was $2.0 million. No restricted stock units vested during the year ended December 31, 2019.
Total compensation expense relating to restricted stock awards was $2.4 million and $1.2 million for the years ended December 31, 2020 and 2019, respectively. Our recognized tax benefit from this expense for the years ended December 31, 2020 and 2019 was $0.4 million and $0.3 million, respectively.
As of December 31, 2020, $2.9 million of total unrecognized compensation cost related to restricted stock units was expected to be recognized as an expense by the Company in the future over a weighted-average period of approximately 2.2 years.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
Non-Employee Director Phantom Stock Plan
Non-executive members of Seller's Board of Directors received phantom shares pursuant to the Hycroft Mining Corporation Non-Employee Director Phantom Stock Plan (the “Phantom Plan”) as part of their annual compensation pursuant to phantom stock award agreements. For grants issued during the years ended 2015 and 2016, the cash payment was equal to the fair market value of one share of common stock of Seller at the date of payment. Under the grant agreements, each phantom share vested on the date of grant and entitled the participant to a cash payment. For grants issued during 2018, 2019, and 2020, the cash payment was equal to the greater of the (1) grant date value, or (2) the fair market value of one share of common stock of Seller at the date of payment. The cash payments were to be made to participants upon certain Payment Events, as such term is defined in the Phantom Plan, which was triggered by the closing of the Recapitalization Transaction. In connection with the closing of the Recapitalization Transaction, a $1.8 million cash payment was made to the participants to satisfy the 1,237,500 phantom shares that were vested and outstanding.
During the years ended December 31, 2020 and 2019, non-employee members of Seller’s Board of Directors were granted a total of 157,500 and 315,000 phantom shares of stock, respectively, that vested upon grant. During the years ended December 31, 2020 and 2019, the Company recorded $0.2 million and $0.7 million, respectively, in compensation expense related to the vesting and valuation adjustments of the Seller's phantom shares, which is included in General and administrative on the consolidated statements of operations. Historically, the Company included amounts for Seller's outstanding phantom awards at fair value within Other liabilities, current (see Note 18 - Fair Value Measurements for additional information).
15. Income Taxes
For the years ended December 31, 2020 and 2019, the Company recorded no income tax benefit or expense based upon the annual effective tax rate of 0.0% for each period. The annual effective tax rate for each period was driven by losses for each period. The gain related to the Recapitalization Transaction was excluded from the estimated annual effective tax rate calculation for the 2020 period as it is considered a discrete item. The Company reversed a portion of the valuation allowance based on the net operating loss expected to be used, in order to offset Seller's taxable gain related to the Recapitalization Transaction.
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
The Company’s loss before income taxes was attributable solely to domestic operations in the United States. The components of the Company’s income tax expense (benefit) were as follows (in thousands):

	Year Ended
	2020	2019
Current
Federal	$—	$—
Deferred
Federal	146,785	(24,609)
Change in Valuation Allowance	(146,785)	24,609
Income Tax Benefit	$—	$—

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
The following table provides a reconciliation of income taxes computed at the United States federal statutory tax rate of 21% in 2020 and 2019 to the income tax provision (in thousands):

	Year Ended
	2020	2019
Loss before income taxes	$(132,670)	$(98,895)
United States statutory income tax rate	21%	21%
Income tax (benefit) at United States statutory income tax rate	$(27,861)	$(20,768)
Change in valuation allowance	(146,785)	24,609
Recapitalization transaction	157,855	—
Cancellation of debt income	15,360	—
State tax provision, net of federal benefit	1,263	(3,847)
Other	168	6
Income Tax Benefit	$—	$—
For the year ended December 31, 2020, the effective tax rate was a result of a decrease in the valuation allowance of $146.8 million which offset a $157.9 million net write-off and usage of certain deferred tax assets as a result of the Recapitalization Transaction and $15.4 million of cancellation of debt income related to the Recapitalization Transaction.
For the year ended December 31, 2019, the effective tax rate was driven by an increase in the valuation allowance of $24.6 million that was partially offset by adjustments related to the apportionment of taxable loss to the state of Colorado. The apportionment of taxable loss caused state return to provision adjustments of $3.8 million.
The components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2020	2019
Net operating loss	$7,684	$146,382
Mineral properties	39,555	—
Plant, equipment, and mine development	30,767	60,840
Intangible assets	21,710	—
Royalty	6,292	—
Interest expense carryforward	1,935	24,369
Asset retirement obligation	997	927
Stock-based compensation	405	257
Accrued compensation	197	—
Inventories	191	15,438
Reorganization costs	—	7,701
Other liabilities	—	609
Credits and other	—	(6)
Valuation allowance	(109,733)	(256,517)
Total net deferred tax assets	$—	$—
Based on the weight of evidence available as of both December 31, 2020, and 2019, which included recent operating results, future projections, and historical inability to generate operating cash flow, the Company concluded that it was more likely than not that the benefit of its net deferred tax assets would not be realized and, as such, recorded full valuation allowances of $109.7 million and $256.5 million, respectively, against its net deferred tax assets.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
The Company had net operating loss carryovers as of December 31, 2020 and 2019 of $36.6 million and $683.8 million, respectively, for federal income tax purposes. The accumulated net operating loss carryovers as of December 31, 2019 were not transferred from the Seller to the Company upon consummation of the Recapitalization Transaction, which caused the decrease in the balance. The carryforward amount as of December 31, 2020 can be carried forward indefinitely and can be used to offset taxable income and reduce income taxes payable in future periods, pending any potential limitation pursuant to Internal Revenue Code (“IRC”) section 382. Additional analysis of the IRC section 382 limitations will be performed in the future and could result in an annual limitation applied to the $36.6 million of net operating losses.
Immediately prior to the Recapitalization Transaction, Seller had estimated net deferred tax assets of approximately $193.0 million, which were primarily comprised of net operating losses and offset by a full valuation allowance. As a result of the Recapitalization Transaction, Seller, which sold all of its issued and outstanding equity interests of its direct subsidiaries and substantially all of its other assets, to Acquisition Sub, which also assumed substantially all of the liabilities of Seller, had a taxable gain and cancellation of indebtedness of approximately $128.5 million before considering Seller's net operating loss carryforwards. In connection with the Recapitalization Transaction, Seller used approximately $27.2 million of its deferred tax assets to offset the taxable gain in full, resulting in remaining net deferred tax assets of approximately $94.1 million immediately after the Recapitalization Transaction. The remaining net deferred tax assets balance of Seller did not transfer to the Company as a result of the Recapitalization Transaction. For U.S. tax purposes, the sale of Seller's disregarded subsidiaries interests and other assets was considered a sale of assets. The acquired assets have a carryover basis for U.S. GAAP purposes and the Company has stepped up the fair market value basis in the assets acquired for tax purposes.
As necessary, the Company provides a reserve against the benefits of uncertain tax positions taken in its tax filings that are more likely than not to not be sustained upon examination. Based on the weight of available evidence, the Company does not believe it has taken any uncertain tax positions that require the establishment of a reserve. The Company has not recorded any income tax reserves or related interest or penalties related to income tax liabilities as of December 31, 2020. The Company's policy, if it were to have uncertain tax positions, is to recognize interest and/or penalties related to unrecognized tax benefits as part of its income tax expense. With limited exception, the Company is no longer subject to U.S. federal income tax audits by taxing authorities for tax years 2017 and prior; however, net operating loss and credit carryforwards from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.
16. Loss Per Share
The table below summarizes the Company's basic and diluted loss per share calculations (in thousands, except share and per share amounts):

	Year Ended December 31,
	2020	2019
Net loss	$(132,670)	$(98,895)

Weighted average shares outstanding
Basic	34,833,211	301,559
Diluted	34,833,211	301,559

Basic loss per common share	$(3.81)	$(327.95)
Diluted loss per common share	$(3.81)	$(327.95)
The weighted-average shares of common stock outstanding for the year ended December 31, 2019 have been retroactively restated as shares reflecting the exchange ratio established in the Recapitalization Transaction to effect the reverse recapitalization (1 Seller share for 0.112 HYMC share). Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Loss per share amounts in the 2019 period exclude the common share effects from certain of Seller's debt instruments, which are reflected in the 2020 period.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
Due to the Company's net loss during the years ended December 31, 2020 and 2019, there was no dilutive effect of common stock equivalents because the effects of such would have been anti-dilutive. Using the treasury stock method, the weighted-average common stock equivalents excluded from diluted loss per share calculations were 47.7 million shares (47.4 million shares related to warrants, and 0.3 million shares related to restricted stock units), for the year ended December 31, 2020. For the year ended December 31, 2019, the weighted-average common stock equivalents excluded from diluted loss per share calculations using the treasury stock method were 3.2 million shares related to warrants. Unvested restricted stock units granted in 2019 were excluded from common stock equivalent calculations because the number of shares required to settle such stock-based compensation awards is not known until the future vesting date.
17. Segment Information
The Company's reportable segments are comprised of operating units that have revenues, earnings or losses, or assets exceeding 10% of the respective consolidated totals, and are consistent with the Company’s management reporting structure. Each segment is reviewed by the executive decision-making group to make decisions about allocating the Company's resources and to assess their performance. The tables below summarize the Company's segment information:

	Year Ended December 31,
	Hycroft Mine	Corporate and Other	Total
2020
Revenue - Note 13	$47,044	$—	$47,044
Cost of sales	109,621	—	109,621
Other operating costs	5,705	21,084	26,789
Loss from operations	(68,282)	(21,084)	(89,366)
Interest expense - Note 10	(141)	(43,317)	(43,458)
Fair value adjustment to Seller Warrants - Note 18	—	(45)	(45)
Interest income	199	—	199
Loss before reorganization items and income taxes	(68,224)	(64,446)	(132,670)
Reorganization items	—	—	—
Loss before income taxes	$(68,224)	$(64,446)	$(132,670)

Total Assets	$177,298	$55,328	$232,626

2019
Revenue - Note 13	$13,709	$—	$13,709
Cost of sales	30,669	—	30,669
Other operating costs	10,909	6,072	16,981
Loss from operations	(27,869)	(6,072)	(33,941)
Interest expense - Note 10	(786)	(64,060)	(64,846)
Fair value adjustment to Seller Warrants - Note 18	—	—	—
Interest income	797	—	797
Loss before reorganization items and income taxes	(27,858)	(70,132)	(97,990)
Reorganization items	—	(905)	(905)
Loss before income taxes	$(27,858)	$(71,037)	$(98,895)

Total Assets	$119,789	$14,848	$134,637

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
18. Fair Value Measurements
Recurring fair value measurements
The following table sets forth by level within the fair value hierarchy, the Company’s liabilities measured at fair value on a recurring basis (in thousands).

	Hierarchy Level	December 31, 2020	December 31, 2019
Liabilities:
Other liabilities, current
Accrued compensation for phantom shares	3	$—	$1,590
Other liabilities, non-current
Warrant liability - Note 12	2	62	18
Total		$62	$1,608
Accrued compensation for phantom shares
Certain of Seller's phantom shares, which were satisfied in full upon closing of the Recapitalization Transaction, were carried at fair value due to holders of such awards being entitled to variable cash payments based upon valuations of Seller's common stock. The historical fair value of such obligation was computed using inputs and assumptions that were significant and unobservable as Seller was a privately held entity and, as such, were classified within Level 3 of the fair value hierarchy. The inputs and assumptions included estimates of consideration to be received by holders of phantom shares based on the estimated fair value of the consideration that may be allocated to such holders from the various financing transactions Seller was considering at such time based on the implied equity value.
Warrant liability
As part of the Recapitalization Transaction, the Company assumed Seller's obligations under the Seller Warrant Agreement and the 12.7 million Seller Warrants outstanding became exercisable into shares of the Company's common stock. The Seller Warrant Agreement also contains certain terms and features to reduce the exercise price and increase the number of shares of common stock each warrant is exercisable into. As a result, Seller Warrants are considered derivative financial instruments and carried at fair value. The fair value of Seller Warrants was computed by an independent third-party consultant (and validated by the Company) using a Monte Carlo simulation-based model that requires a variety of inputs, including contractual terms, market prices, exercise prices, equity volatility and discount rates. The Company updates the fair value calculation on at least an annual basis, or more frequently if changes in circumstances and assumptions indicate a change from the existing carrying value. See Note 12 - Stockholders' Equity for additional information on the Seller Warrants.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
Items disclosed at fair value
Debt
The Sprott Credit Agreement and the Subordinated Notes are privately held and, as such, there is no public market or trading information available for such debt instruments. As of December 31, 2020, the fair value of the Company’s debt instruments was $154.9 million. The fair value of the principal of the Company’s debt instruments, including capitalized interest, was estimated using a market approach in which pricing information for publicly traded, non-convertible debt instruments with speculative ratings were analyzed to derive a mean trading multiple to apply to the December 31, 2020 balances. As of December 31, 2019, Seller determined that certain of its debt instruments' carrying value exceeded the estimated fair value, which was based on the estimated fair value of the consideration that may be allocated to such debt instruments from the various financing transactions Seller was considering at such time. Accordingly, as of December 31, 2019, Seller estimated that the fair value of the 2.0 Lien Notes and 1.5 Lien Notes was approximately $262.4 million, compared to the carrying value of $345.5 million.
Royalty obligation
As of December 31, 2020, the estimated net present value of the Company’s royalty obligation was $148.4 million, compared to the carrying value of $30.0 million. The net present value of the Company's royalty obligation was modeled using the following level 3 inputs: (1) market consensus inputs for future gold and silver prices; (2) a precious metals industry consensus discount rate of 5.0%; and (3) estimates of the Hycroft Mine’s life-of-mine gold and silver production volumes and timing.
19. Supplemental Cash Flow Information
The following table provides supplemental cash flow information (in thousands):

	Year Ended December 31,
	2020	2019
Cash paid for interest	$5,366	$10,239

Significant non-cash financing and investing activities:
Exchange of Seller's 1.5 Lien Notes for HYMC common stock	160,254	—
Exchange of Seller's 1.25 Lien Notes for Subordinated Notes	80,000	—
Exchange of Seller's 1.25 Lien Notes for HYMC common stock	48,459	—
Write-off of Seller's debt issuance costs	8,202	—
Plant, equipment, and mine development additions included in accounts payable	1,229	2,458
Accrual of deferred financing and equity issuance costs	94	1,025
In addition to the supplemental cash flow information shown above, Note 3 - Recapitalization Transaction and Note 9 - Debt, Net provide additional details on non-cash transactions that were part of the Recapitalization Transaction, as well as information on non-cash interest charges.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
20. Employee Benefit Plans
401(k) Plan
The Hycroft Mining Corporation 401(k) Plan (the “401(k) Plan”) is a defined contribution plan that is available to all employees of the Company upon their date of hire. The 401(k) Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended, and Section 401(k) of the Internal Revenue Code. Administrative fees of the 401(k) Plan are paid by the Company. The assets of the 401(k) Plan are held and the related investments are executed by the 401(k) Plan’s trustee.
Participants in the 401(k) Plan exercise control and direct the investment of their contributions and account balances among various investment alternatives. The Company matches a percentage of employee deferrals to the 401(k) Plan up to certain limits. For the years ended December 31, 2020 and 2019, the Company’s matching contributions totaled $0.9 million, and $0.5 million, respectively.
21. Commitments and Contingencies
From time to time, the Company is involved in various legal actions related to its business, some of which are class action lawsuits. Management does not believe, based on currently available information, that contingencies related to any pending or threatened legal matter will have a material adverse effect on the Company’s financial statements, although a contingency could be material to the Company’s results of operations or cash flows for a particular period depending on the results of operations and cash flows for such period. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors.
On February 7, 2020, a purported class action complaint was filed by a purported holder of the Seller Warrants, in the Court of Chancery of the State of Delaware against Seller and the Company. The complaint sought a declaratory judgment that the Recapitalization Transaction constitutes a “Fundamental Change” under the terms of the Seller Warrant Agreement and thereby requiring that Seller Warrants be assumed by the Company as part of the Recapitalization Transaction, in addition to asserting claims for: (1) breach or anticipatory breach of contract against Seller; (2) breach or anticipatory breach of the implied covenant of good faith and fair dealing against Seller; and (3) tortious interference with contractual relations against the Company. The complaint sought unspecified money damages and also sought an injunction enjoining Seller and the Company from consummating the Recapitalization Transaction. On February 26, 2020, the Company and Seller entered into an amendment to the Purchase Agreement whereby Seller’s liabilities and obligations under the Seller Warrant Agreement were included as an assumed liability under the Purchase Agreement. On March 27, 2020, the Company and Seller filed motions to dismiss the complaint. On May 15, 2020, a hearing was held and the complaint was dismissed. On May 21, 2020, Plaintiff filed a motion to alter or amend the Court’s order in order to retain jurisdiction in order to file application for a mootness fee, to which the Company and Seller, while disputing factual assertions and characterizations, did not oppose. On June 30, 2020, the motion was granted and the Court retained jurisdiction over the action to hear any mootness fee application. The matter was settled and a $0.1 million mootness fee was paid on September 8, 2020.
Financial commitments not recorded in the financial statements
As of December 31, 2020 and December 31, 2019, the Company's off-balance sheet arrangements consisted of operating lease agreements, a net profit royalty arrangement, and a future purchase obligation for consignment inventory.
Operating leases
During the year ended December 31, 2020, the Company signed two leases for the rental of mining equipment. The operating leases for mobile mining equipment were used to supplement the Company’s own fleet. Each lease had less than a year remaining as of December 31, 2020. The total remaining minimum lease payments for the two leases was approximately $4.8 million as of December 31, 2020.
The Company also holds operating leases. Rent expense is $0.2 million annually and the leases expire between March 2021 and January 2022.
As the Company has elected to take advantage of the extended transition period for complying with new or revised accounting standards, the Company will not adopt ASU 2016-02 until January 2022, or it no longer qualifies as an emerging growth company, and no right of use asset or liability will be recorded on the balance sheet for existing operating leases.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
Net profit royalty
A portion of the Hycroft Mine is subject to a mining lease that requires a 4% net profit royalty be paid to the owner of certain patented and unpatented mining claims. The mining lease also requires an annual advance payment of $120,000 every year mining occurs on the leased claims. All advance annual payments are credited against the future payments due under the 4% net profit royalty. An additional payment of $120,000 is required for each year total tons mined on the leased claims exceeds 5.0 million tons. As of December 31, 2020, total tons mined from the leased claims exceeded 5.0 million tons, requiring an incremental amount of $120,000 due to the owner of the mining claims. The total payments due under the mining lease are capped at $7.6 million, of which the Company has paid or accrued $2.7 million and included $0.4 million in Other assets, non-current in the consolidated balance sheets as of December 31, 2020.
Consignment inventory
During the first quarter of 2020, Hycroft entered into an agreement with a spare parts supplier that requires the supplier to maintain a specified inventory of replacement parts and components that are exclusively for purchase by Hycroft. Pursuant to the agreement, the Company is required to purchase all of the un-replenished consignment stock inventory, totaling $2.5 million, over the two-year life of the Inventory Consignment agreement. As of December 31, 2020, the Company had prepaid $0.8 million towards the un-replenished consignment stock inventory, which is included in Prepaids and other in the consolidated balance sheets. See Note 2 - Summary of Significant Accounting Policies and Note 5 - Prepaids and Other for additional detail.
22. Related Party Transactions
Certain amounts of the Company's indebtedness disclosed in Note 9 - Debt, Net have historically, and with regard to the $80.0 million of Subordinated Notes, are currently, held by five financial institutions. As of December 31, 2020, three of the financial institutions, Highbridge Capital Management, LLC (“Highbridge”), Mudrick Capital Management, L.P (“Mudrick”) and, Whitebox Advisors, LLC (“Whitebox”), held more than 10% of the common stock of the Company and, as a result, each are considered a related party (the "Related Parties") in accordance with ASC 850, Related Party Disclosures.  For the years ended December 31, 2020 and 2019, Interest expense, net of capitalized interest included $31.3 million and $57.6 million, respectively, for the debt held by Related Parties. As of December 31, 2020 and 2019, the Related Parties held a total $71.2 million and $497.2 million, respectively, of debt. Additionally, the Company's Compensation Committee and Board of Directors approved annual Director compensation arrangements for non-employee directors, of which $0.2 million is payable to Mudrick. During the year ended December 31, 2020, the Company paid $0.1 million to Mudrick and Mudrick vested in 5,047 restricted stock units that will convert into the same number of shares of the Company's common stock upon the Mudrick representative no longer serving on the Company's Board of Directors.
In connection with the closing of the Public Offering on October 6, 2020, Highbridge and Mudrick acquired 833,333, and 3,222,222 of the units, consisting of shares of common stock and warrants to purchase common stock, issued in the Public Offering, respectively. Refer to Note 12 - Stockholders' Equity for further information.
23. Subsequent Events
Appointment of Chief Operating Officer
John William Henris was appointed as the Company's Executive Vice President and Chief Operating Officer, effective as of January 11, 2021. The Company entered into an employment agreement dated as of January 11, 2021 with Mr. Henris, and issued him 33,423 restricted stock units vesting on the fourth anniversary of the grant date, subject to his continued employment.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Changes in the Registrant’s certifying accountant was previously provided on Form 8-K as filed with the SEC on July 3, 2020.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, the Company conducted an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, the disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published consolidated financial statements. Internal control over financial reporting is promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting, no matter how well designed, has inherent limitations and may not prevent or detect misstatements. Therefore, even effective internal control over financial reporting can only provide reasonable assurance with respect to the financial statement preparation and presentation.
Our management has evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2020. Management’s assessment of internal control over financial reporting was based on assessment criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on such evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Changes in Internal Control Over Financial Reporting
There were no significant changes in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our directors will be included in our Proxy Statement to be filed with the SEC no later than 120 days after December 31, 2020) for our 2021 Annual Meeting of Stockholders (the “Proxy Statement”) under the heading Election of Directors and the information to be included therein is incorporated herein by reference.
Information regarding our directors’ and executive officers’ compliance with Section 16(a) of the Exchange Act will be included in the Proxy Statement under the heading Delinquent Section 16(a) Reports and the information to be included therein is incorporated herein by reference.

Information regarding the Nominating and Governance Committee of our Board of Directors and the procedures by which our stockholders may recommend nominees to our Board of Directors, and information regarding the Audit Committee of our Board of Directors and its “audit committee financial experts,” will be included in the Proxy Statement under the headings Board and Corporate Governance Matters and Other Matters – Submission of Stockholder Proposals for the 2022 Annual Meeting and the information to be included therein is incorporated herein by reference.
We have adopted a Code of Ethics as required by the Nasdaq Capital Market listing standards and the rules of the SEC. The Code of Ethics applies to all of our directors, officers, including our Chief Executive Officer, Chief Financial Officer, and Controller and employees. The Code of Ethics is publicly available on our website at http://hycroftmining.com/company/board-and-committees/. If we make substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, that applies to any of our directors or executive officers, we will disclose the date and nature of such amendment or waiver on our website or in a report on Form 8-K in accordance with applicable Nasdaq Capital Market and SEC rules.

ITEM 11. EXECUTIVE COMPENSATION
Information regarding compensation of our executive officers and directors will be included in the Proxy Statement under the headings Executive Compensation and Board and Corporate Governance Matters - Director Compensation. The information to be included therein is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding security ownership of certain beneficial owners and management will be included in the Proxy Statement under the heading Security Ownership of Certain Beneficial Owners and Management and the information to be included therein is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information, as of December 31, 2020, relating to our equity compensation plans pursuant to which equity awards are authorized for issuance. Refer to Note 14 - Stock-Based Compensation to the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Form 10-K for additional information regarding our equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b) (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Approved by security holders (2)	545,696	$8.12	1,819,814
Not approved by security holders (2)	—	—	—
Total	545,696	$8.12	1,819,814
(1)Weighted-average exercise price is based solely on securities with an exercise price.
(2)All shares were approved by security holders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding certain relationships and related party transactions and policies and procedures for the review and approval or ratification of such transactions will be included in our Proxy Statement under the heading Certain Relationships and Related Party Transactions and the information to be included therein is incorporated herein by reference. Information regarding our directors and their independence will be included in the Proxy Statement under the heading Board and Corporate Governance Matters and the information to be included therein is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information regarding the fees we paid our independent accountants, Plante & Moran PLLC during 2020 and the Audit Committee’s policies and procedures regarding the pre-approval of audit and permissible non-audit services will be included in the Proxy Statement under the headings Proposal No. 2 – Ratification of Appointment of Independent Registered Public Accounting Firm - Principal Accounting Fees and Services of Plante & Moran, and Pre-Approval Policy and the information to be included therein is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS
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

4.5
Warrant Adjustment Certificate, dated November 9, 2020 from Hycroft Mining Holding Corporation to Continental Stock Transfer & Trust Company (Incorporated by reference to Exhibit 4.5 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on November 9, 2020).

4.6
Warrant Adjustment Certificate dated January 19, 2021 from Hycroft Mining Holding Corporation to Continental Stock Transfer & Trust Company (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 20, 2021).

10.1
Amended and Restated Credit Agreement, dated as of May 29, 2020, by and between Hycroft Mining Holding Corporation, as borrower, MUDS Acquisition Sub, Inc., MUDS Holdco, Inc., Hycroft Resources & Development, LLC and Allied VGH LLC, as guarantors, Sprott Private Resource Lending II (Collector), LP, as lender, and Sprott Resource Lending Corp., as arranger (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed with the SEC on June 4, 2020).

10.2
Sprott Royalty Agreement, dated May 29, 2020, by and between the Registrant, Hycroft Resources & Development, LLC and Sprott Private Resource Lending II (Co) Inc. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, filed with the SEC on June 4, 2020).

10.3
Form of Subscription/Backstop Agreement, dated January 13, 2020, entered into by Mudrick Capital Acquisition Corporation, and certain investment funds affiliated with or managed by Mudrick Capital Management, L.P., Whitebox Advisors LLC, Highbridge Capital Management, LLC, Aristeia Capital, LLC or Wolverine Asset Management, LLC (Incorporated by reference to Exhibit 10.1 to the joint proxy statement/prospectus on Form S-4 of the Registrant, filed with the SEC on February 14, 2020).

10.4
Form of Amendment to Subscription Agreement, dated May 28,2020 entered into by Mudrick Capital Acquisition Corporation, and certain investment funds affiliated with or managed by Mudrick Capital Management, L.P., Whitebox Advisors LLC, Highbridge Capital Management, LLC, Aristeia Capital, LLC or Wolverine Asset Management, LLC. (Incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K, filed with the SEC on June 4, 2020).

10.5
Amended and Restated Registration Rights Agreement, dated May 29, 2020, by and between Mudrick Capital Acquisition Corporation, Mudrick Capital Acquisition Holdings LLC, Cantor Fitzgerald & Co. and the restricted stockholders (Incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K, filed with the SEC on June 4, 2020).

10.6
Form of Indemnification Agreement of the Registrant entered May 29, 2020 by each of Randy Buffington, John Ellis, Michael Harrison, David Kirsch, Eugene Davis, Marni Wieshofer, Thomas Weng or Stephen M. Jones (Incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K, filed with the SEC on June 4, 2020).

10.7	HYMC 2020 Performance and Incentive Pay Plan (Incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K, filed with the SEC on June 4, 2020).
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

10.10
Employment Agreement, dated March 25, 2019, by and between Hycroft Mining Corporation and Jeffrey Stieber (Incorporated by reference to Exhibit 10.10 to the Registrant’s Form S-1, filed with the SEC on July 13, 2020).

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

10.13
Omnibus Amendment to Note Purchase Agreements and Exchange Agreement, dated May 28, 2020 by and between MUDS Acquisition Sub, Inc., Hycroft Mining Corporation and certain of its direct and indirect subsidiaries and certain investment funds affiliated with or managed by Mudrick Capital Management, L.P., Whitebox Advisors LLC, Highbridge Capital Management, LLC, Aristeia Capital, LLC and Wolverine Asset Management, LLC, in each case, signatory thereto (Incorporated by reference to Exhibit 10.12 to the Registrant’s Form 8-K, filed with the SEC on June 4, 2020).

10.14
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

10.15
Omnibus Amendment to Note Purchase Agreements and Note Exchange Agreement, dated May 28, 2020 by and between MUDS Acquisition Sub, Inc., Hycroft Mining Corporation and certain of its direct and indirect subsidiaries and certain investment funds affiliated with or managed by Mudrick Capital Management, L.P., Whitebox Advisors LLC, Highbridge Capital Management, LLC, Aristeia Capital, LLC and Wolverine Asset Management, LLC, in each case, signatory thereto (Incorporated by reference to Exhibit 10.14 to the Registrant’s Form 8-K, filed with the SEC on June 4, 2020).

10.16
Parent Sponsor Letter Agreement, dated as of January 13, 2020, by and among Mudrick Capital Acquisition Holdings LLC and Mudrick Capital Acquisition Corporation (Incorporated by reference to Exhibit 10.4 to the joint proxy statement/prospectus on Form S-4 of the Registrant filed with the SEC on February 14, 2020).

10.17
Forward Purchase Contract, dated January 24, 2018, between Mudrick Capital Acquisition Corporation and Mudrick Capital Acquisition Holdings LLC (Incorporated by reference to Exhibit 10.10 to the Registrant’s registration statement on Form S-1/A, filed with the SEC on January 26, 2018).

10.18
Underwriting Agreement, dated February 7, 2018, between the Registrant and Cantor Fitzgerald & Co. as representatives of the several underwriters (Incorporated by reference to Exhibit 1.1 to the Registrant’s Form 8-K, filed with the SEC on February 13, 2018).

10.19
Amendment to Underwriting Agreement, dated as of February 12, 2020, by and among the Registrant and Cantor Fitzgerald & Co., as representatives of the several underwriters (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed with the SEC on February 14, 2020).

10.20
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

10.24
Amendment to the Restricted Stock Unit Agreement (Performance) dated as of May 29, 2020 by and between Hycroft Mining Corporation and Randy Buffington (Incorporated by reference to Exhibit 10.23 to the Registrant’s Form 8-K, filed with the SEC on June 4, 2020).

10.25
Amendment to the Restricted Stock Unit Agreement (Time) dated as of May 29, 2020 by and between Hycroft Mining Corporation and Randy Buffington (Incorporated by reference to Exhibit 10.24 to the Registrant’s Form 8-K, filed with the SEC on June 4, 2020).

10.26
Amendment to the Restricted Stock Unit Agreement (Performance) dated as of May 29, 2020 by and between Hycroft Mining Corporation and Stephen Jones (Incorporated by reference to Exhibit 10.25 to the Registrant’s Form 8-K, filed with the SEC on June 4, 2020).

10.27
Amendment to the Restricted Stock Unit Agreement (Time) dated as of May 29, 2020 by and between Hycroft Mining Corporation and Stephen Jones (Incorporated by reference to Exhibit 10.26 to the Registrant’s Form 8-K, filed with the SEC on June 4, 2020).

10.28
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

10.30
Amendment to the Restricted Stock Unit Agreement (Performance) dated as of May 29, 2020 by and between Hycroft Mining Corporation and Jeffrey Stieber (Incorporated by reference to Exhibit 10.30 to the Registrant’s Form S-1, filed with the SEC on July 13, 2020).

10.31
Amendment to the Restricted Stock Unit Agreement (Time) dated as of May 29, 2020 by and between Hycroft Mining Corporation and Jeffrey Stieber (Incorporated by reference to Exhibit 10.31 to the Registrant’s Form S-1, filed with the SEC on July 13, 2020).

10.32
Transition and Succession Agreement, dated July 1, 2020, between Randy Buffington and Hycroft Mining Holding Corporation and Autar Gold Corporation (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed with the SEC on July 2, 2020).

10.33
Restricted Stock Unit Agreement (Time-Vesting), dated July 1, 2020, between Randy Buffington and Hycroft Mining Holding Corporation (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, filed with the SEC on July 2, 2020).

10.34
Consulting Agreement, dated July 1, 2020, between Randy Buffington and Hycroft Mining Holding Corporation (Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, filed with the SEC on July 2, 2020).

10.35
Transition and Succession Agreement, dated September 8, 2020, among Hycroft Mining Holding Corporation, Autar Gold Corporation and Stephen M. Jones (Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K, filed with the SEC on September 8, 2020).

10.36
Consulting Agreement, dated September 8, 2020, between Hycroft Mining Holding Corporation and Stephen M. Jones (Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K, filed with the SEC on September 8, 2020).

10.37
Employment Agreement, dated August 31, 2020, between Diane R. Garrett and Hycroft Mining Holding Corporation (Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K, filed with the SEC on August 31, 2020).

10.38
Restricted Stock Unit Agreement (Time-Vesting), dated August 31, 2020, between Diane R. Garrett and Hycroft Mining Holding Corporation (Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K, filed with the SEC on August 31, 2020).

10.39
Employment Agreement, dated October 20, 2020 between Stanton Rideout and Hycroft Mining Holding Corporation (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed with the SEC on October 21, 2020).

10.40
Restricted Stock Unit Agreement (Time Vesting), dated October 20, 2020 between Stanton Rideout and Hycroft Mining Holding Corporation (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, filed with the SEC on October 21, 2020).

10.41
Employment Agreement dated January 11, 2021 between Hycroft Mining Holding Corporate and Jack Henris (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 12, 2021).

10.42	Form of Initial Restricted Stock Unit Agreement (Time-Vesting) (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 12, 2021).
21.1	Subsidiaries of the Registrant.*
23.1	Consent of independent registered public accounting firm - Plante & Moran PLLC.*
23.2	Consent of third-party qualified person - M3 Engineering and Technology Corporation.*
23.3	Consent of third-party qualified person - Steven Newman.*
23.4	Consent of third-party qualified person - SRK Consulting (U.S.), Inc.*
23.5	Consent of third-party qualified person - Richard F. DeLong.*
96.1
Technical Report Summary, Heap Leaching Feasibility Study prepared for Hycroft Mining Corporation and issued effective as of July 31, 2019 by M3 Engineering and Technology Corporation and other qualified persons (Incorporated by reference to Exhibit 96.1 to the joint proxy statement/prospectus on Form S-4/A of the Registrant filed with the SEC on April 24, 2020).

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

HYCROFT MINING HOLDING CORPORATION (Registrant)

Date: March 24, 2021	By:	/s/ Diane R. Garrett
Diane R. Garrett President, Chief Executive Officer, and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title

/s/ Diane R. Garrett	President, Chief Executive Officer, and Director (Principal Executive Officer)
Diane R. Garrett

/s/ Stanton Rideout	Executive Vice President and Chief Financial Officer (Principal Finance and Accounting Officer)
Stanton Rideout

/s/ David Kirsch	Chairman of the Board of Directors
David Kirsch

/s/ Eugene Davis	Director
Eugene I. Davis

/s/ John Ellis	Director
John J. Ellis

/s/ Michael J. Harrison	Director
Michael James Harrison

/s/ Thomas S. Weng	Director
Thomas S. Weng

/s/ Marni Wieshofer	Director
Marni Wieshofer