Form 10-K/A
period 2020-12-31
HYCROFT MINING HOLDING CORP
filed 2021-04-09
CIK 1718405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (this “Amendment”) to the Annual Report on Form 10-K of Hycroft Mining Holding Corporation. (the “Company”) for the fiscal year ended December 31, 2020, initially filed with the Securities and Exchange Commission (the “SEC”) on March 24, 2021 (the “Original Filing”), is being filed to correct an administrative error in the Original Filing. The Original Filing did not include the correct signing date of the Report of Independent Registered Public Accounting Firm of Plante & Moran, PLLC (the “Audit Report”). The Original Filing also did not include the correct date of the Audit Report within the Consent of Plante and Moran, PLLC (the "Auditor Consent"), filed as an exhibit to the Original Filing.
This Amendment is being filed solely to correct the dates within the Audit Report and Auditor Consent. This Amendment includes Item 8, “Financial Statements and Supplementary Data” in its entirety and without change from the Original Filing other than the correction of the signing date of the Audit Report. This Amendment also includes Item 15 of Part IV of the Original Filing that includes the correction of the Audit Report date within the Auditor Consent.
In addition, pursuant to the rules of the SEC, the exhibit list included in of the Original Filing has been amended to contain currently-dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s Chief Executive Officer and Chief Financial Officer are filed as exhibits to this Amendment.
Except for the foregoing amended information, this Amendment does not amend or update any other information contained in the Original Filing. Therefore, this Amendment should be read together with other documents that the Company has filed with the SEC subsequent to the filing of the Original Filing. Information in such reports and documents updates and supersedes certain information contained in the Original Filing.

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
March 24, 2021

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

10.42	Form of Initial Restricted Stock Unit Agreement (Time-Vesting) (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 12, 2021).
21.1	Subsidiaries of the Registrant.**
23.1	Consent of independent registered public accounting firm - Plante & Moran PLLC.*
23.2	Consent of third-party qualified person - M3 Engineering and Technology Corporation.**
23.3	Consent of third-party qualified person - Steven Newman.**
23.4	Consent of third-party qualified person - SRK Consulting (U.S.), Inc.**
23.5	Consent of third-party qualified person - Richard F. DeLong.**
96.1
Technical Report Summary, Heap Leaching Feasibility Study prepared for Hycroft Mining Corporation and issued effective as of July 31, 2019 by M3 Engineering and Technology Corporation and other qualified persons (Incorporated by reference to Exhibit 96.1 to the joint proxy statement/prospectus on Form S-4/A of the Registrant filed with the SEC on April 24, 2020).

Rule 13a-14(a)/15d-14(a) Certifications.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended*

Section 1350 Certifications.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

Mine Safety Disclosure Exhibits.
95.1	Mine Safety Disclosures**

Interactive Data File.
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Filed herewith.
** Filed with the Original Filing on March 24, 2021

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HYCROFT MINING HOLDING CORPORATION (Registrant)

Date: April 9, 2021	By:	/s/ Diane R. Garrett
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