Form 10-K/A
period 2020-12-31
HYCROFT MINING HOLDING CORP
filed 2021-05-14
CIK 1718405

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
As of May 12, 2021, there were 59,901,306 shares of the Company’s common stock and no shares of the Company’s preferred stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portion of the registrant's Proxy Statement of the 2021 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2020.

Explanatory Note

Hycroft Mining Holding Corporation (the “Company”) is filing this second amendment to Form 10- (“Form 10-K/A”) to amend our Annual Report on Form 10-K for the year ended December 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on March 24, 2021 and amended on April 9, 2021 (“Original Form 10-K”), to restate our financial statements and related footnote disclosures as of December 31, 2020, and for the year ended December 31, 2020. On May 6, 2021, the Company filed a Current Report on Form 8-K with the SEC disclosing the determination by the Audit Committee that, as a result of the re-evaluation described below, the Company will restate previously issued consolidated financial statements and related disclosures as of and for the year ended December 31, 2020. Refer to Note 25 - Restatement of Previously Issued Financial Statements, of Notes to Consolidated Financial Statements of this Form 10-K/A for additional information. This Form 10-K/A also amends certain other Items in the Original Form 10-K, as listed in “Items Amended in this Form 10-K/A” below.

1

Restatement Background

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the Securities and Exchange Commission together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled "Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Statement”). Specifically, the SEC Statement clarified guidance for all SPAC-related companies regarding the accounting and reporting for their warrants and focused in part on provisions in warrant agreements that provide for potential changes to the settlement amounts dependent upon the characteristics of the warrant holder, and because the holder of such warrants would not be an input into the pricing of a fixed-for-fixed option on equity shares, such provision would preclude such warrants from being classified in equity and thus such warrants should be classified as a liability.

As a result of the SEC Statement, the Company re- evaluated the accounting treatment of the warrants that were issued prior to or in conjunction with the business combination and reverse recapitalization transaction that closed on May 29, 2020 (refer to Note 3 - Recapitalization Transaction of Notes to the Financial Statements), and the warrants issued October 6, 2020, with its public unit offering that had been recorded in equity in the Company’s consolidated balance sheet. Because the Company’s 5-Year Private Warrants (as such term is defined herein) contain provisions whereby the settlement amount varies depending upon the characteristics of the warrant holder, the 5-Year Private Warrants should have been recorded at fair value as a liability in the Company’s consolidated balance sheet. Accordingly, due to this reclassification and restatement, the 5-Year Private Warrants are now classified as a liability at fair value on the Company’s consolidated balance sheet at December 31, 2020, and the change in the fair value of such liability in each period is recognized as a gain or loss in the Company’s consolidated statement of operations.

A summary of the accounting impact of this adjustment to the Company’s consolidated financial statements as of and for the year ended December 31, 2020 is provided in Note 25 - Restatement of Previously Issued Financial Statements of the Notes to the Financial Statements of this Form 10-K/A.

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of December 31, 2020 based on the framework in “Internal Control- Integrated Framework (2013 framework)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has concluded that the Company’s disclosure controls and procedures and internal controls over financial reporting were not effective as of December 31, 2020, due to a material weakness in internal control over financial reporting related to the accounting for equity instruments. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part II, Item 9A, “Controls and Procedures” of this Form 10-K/A.

Items Amended in this Form 10-K/A
This Form 10-K/A presents the Original Report, amended and restated with modifications as necessary to reflect the restatements. The following items have been amended to reflect the restatement:

Part I, Item 1A. Risk Factors
Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part II, Item 8. Financial Statements
Part II, Item 9A. Controls and Procedures

In addition, the Company’s Chief Executive Officer and Principal Accounting Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1, 31.2, 32.1 and 32.2), and the Company's Independent Auditors, Plante & Moran, PLLC have provided a new consent as of the date of this filing in connection with this Form 10-K/A (Exhibits 23.1).

Except as described above, this Form 10-K/A does not amend, update, or change any other items or disclosures in the Original Form 10-K and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Form 10-K/A speaks only as of the date the Original Form 10-K was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Form 10-K to give effect to any subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Form 10-K, including any amendment to those filings. Further, as a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, we were not required to provide quarterly selected financial data in the Original Form 10-K. We will restate prior quarterly periods in Quarterly Reports on Form 10-Q filed subsequent to this Form 10-K/A. Accordingly,
2

investors should rely only on the financial information and other disclosures regarding the restated periods in this Form 10-K/A or in future filings with the SEC (as applicable), and not on any previously issued or filed reports, earnings releases or similar communications relating to these periods.
HYCROFT MINING HOLDING CORPORATION
Annual Report on Form 10-K

3

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
Segment Information
The Hycroft Mine is our only operating segment and includes the operations, development, and exploration activities and contains 100% of our revenues and production costs. Corporate and Other includes corporate general and administrative costs. See Note 18 - Segment Information to the Notes to the Consolidated Financial Statements for additional information on our segments.
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
Reclamation
We are required to mitigate long-term environmental impacts by stabilizing, contouring, re-sloping and re-vegetating various portions of a site after mining and mineral processing are completed, mitigating potential impacts to surface water and groundwater resources. These reclamation efforts will be conducted in accordance with detailed plans, which must be reviewed and approved by the appropriate regulatory agencies. Our reclamation obligations at the Hycroft Mine are secured by surface management surety bonds that meet the financial assurance requirements of the State of Nevada and the BLM. Our most recent reclamation cost estimate was approved by the BLM and the State of Nevada in July 2020. At December 31, 2020, our surface management surety bonds totaled $59.9 million, of which $58.3 million secures the financial assurance requirements for the Hycroft Mine, $1.0 million secures the financial assurance requirements for the adjacent water supply well field and exploration project, and $0.6 million secures the financial assurance requirements for an archaeological mitigation project. Based on the December 31, 2020 estimate, no material reclamation expenditures are expected to be incurred until 2047 and the reclamation work is projected to be completed by 2065. When we perform reclamation work in the future, the work will be planned to conform to our mining operations and will be required to be documented when completed under our governing permits with the government regulatory agencies. The reclamation obligation would be adjusted accordingly as allowed under current regulations, and the financial assurance requirements would be adjusted to account for the completed reclamation work. If we are required to comply with material unanticipated financial assurance requirements in the future, our financial position could be adversely affected, or our posted financial assurance may be insufficient. For financial information about our estimated future reclamation costs refer to Note 12 – Asset Retirement Obligation to our Consolidated Financial Statements.

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

ITEM 1A. RISK FACTORS
You should carefully review and consider the following risk factors and the other information contained in this Form 10-K/A. We may face additional risks and uncertainties that are not presently known to us, or that we currently deem immaterial, which may also impair our business or financial condition. If any of those risks actually occur, our business, financial condition and results of operations would suffer. The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements. See also Cautionary Statement Regarding Forward-Looking Statements above. The following discussion should be read in conjunction with the financial statements and notes to the financial statements included herein.
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
•Any failure to remediate and possible litigation as a result of a material weakness in our internal controls over financial reporting; and
•Risks that our principal stockholders will be able to exert significant influence over matters submitted to stockholders for approval.
Risks related to our common stock and warrants, including:
•Volatility in the price of our common stock and warrants;
•Potential declines in the value of our common stock and warrants due to substantial future sales of our common stock and/or warrants;
•Risks that warrants may expire worthless;
•The valuation of our 5-Year Private Warrants could increase the volatility in our net income (loss);
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
The financial statements of the Company have been prepared on a “going concern” basis, which contemplates the presumed continuation of the Company even though events and conditions exist that, when considered individually or in the aggregate, raise substantial doubt about our ability to continue as a going concern because it is probable that, without additional capital injections, we may be unable to meet our obligations as they become due within one year after the date of this report.
We restarted operations in 2019 and have incurred net losses, negative operating cash flow and required cash flow from financing to meet our operating and capital spending needs for both the years ended December 31, 2020 and 2019. Based on our internal cash flow projection models, we currently forecast we will likely require additional cash from financing activities in less than 12 months from the issuance of this report to meet our operating and investing requirements and future obligations as they become due. Our current cash flow projection models include the cash payments required pursuant to the Sprott Credit Agreement, which are currently estimated at $9.0 million over the next 12 months including interest payments.
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
We prepare estimates of future production, sales, and costs for our operations. We develop our estimates based on, among other things, mining experience, processing and mining fleet equipment reliability, operational efficiencies, recovery methods, mineral reserve and mineral resource estimates, assumptions regarding ground conditions and physical characteristics of ores (such as hardness and presence or absence of certain metallurgical characteristics), costs to construct new leach pads and estimated rates and costs of mining and processing. All of our estimates are subject to numerous uncertainties, many of which are beyond our control. Our actual production and/or sales may be lower than our estimates and our actual costs may be higher than our estimates, which could negatively impact our cash flows and results of operations. While we believe that our estimates are reasonable at the time they are made, actual results will vary and such variations may be material. These estimates are speculative in nature, and it may be the case that one or more of the assumptions underlying such projections and estimates may not materialize. You are cautioned not to place undue reliance on the projections and estimates set forth in the Original Form 10-K or any document incorporated by reference.
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

We have identified a material weakness in our internal control over financial reporting and determined that our disclosure controls and procedures were ineffective which, if not remediated, may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.
In connection with the restatement as discussed in Note 25 - Restatement of Previously Issued Financial Statements of Notes to Consolidated Financial Statements of this Form 10-K/A, management has concluded there was a material weakness in our internal control over financial reporting as of December 31, 2020. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

As described in “Item 9A. Controls and Procedures,” management identified a material weakness in our controls over the accounting for the 5-Year Private Warrants issued in connection with the initial public offering of MUDS and recorded to our consolidated financial statements as a result of the Recapitalization Transaction that was consummated on May 29, 2020. Our controls to evaluate the accounting for complex financial instruments, such as for warrants issued by MUDS, did not operate effectively to appropriately apply the provisions of ASC 815-40. This material weakness resulted in a material error in our accounting for the 5-Year Private Warrants recorded as part of the Recapitalization Transaction and a restatement of our previously issued financial statements as more fully described in Note 25 - Restatement of Previously Issued Financial Statements to the Notes to Consolidated Financial Statements set forth herein. Management now concludes that, as of December 31, 2020, our internal control over financial reporting and our disclosure controls and procedures were not effective.

To remediate the material weakness in our internal control over financial reporting, management implemented additional review procedures, and additional training and enhancements to the accounting policy related to the accounting for equity and liability instruments (including those with warrants) to determine proper accounting in accordance with GAAP.

Although our remediation plan has been implemented and is expected to be completed as of the filing date of our Annual Report on Form 10-K for the year ended December 31, 2021, the material weakness cannot be considered remediated until the controls operate for a sufficient period and management has concluded, through testing, that our internal controls are operating effectively. While management believes that the remedial efforts will resolve the identified material weakness, there is no assurance that management’s remedial efforts conducted to date will be sufficient or that additional remedial actions will not be necessary. In addition, there can be no assurance that additional material weaknesses will not be identified in the future. If we are unsuccessful in remediating our existing or any future material weaknesses or other deficiencies in our internal control over financial reporting or disclosure controls and procedures, investors may lose confidence in our financial reporting and the accuracy and timing of our financial reporting and disclosures and our business, reputation, results of operations, liquidity, financial condition, ability to access the capital markets, perceptions of our creditworthiness, and stock price could be adversely affected. In addition, we may be unable to maintain or regain compliance with applicable securities laws or stock market listing requirements.

We may face litigation and other risks as a result of the restatement and material weakness in our internal control over financial reporting.

As part of the Restatement, we identified a material weakness in our internal controls over financial reporting. As a result of such material weakness, the Restatement, the change in accounting for the 5-Year Private Warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the Restatement and the material weakness in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Form 10-K/A, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition.

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

There is no guarantee that our outstanding 5-Year Public Warrants will ever be in the money, and they may expire worthless and the terms of warrants may be amended.
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
There is no guarantee that any or all of the 5-Year Public Warrants or Seller Warrants will ever be in the money prior to their expiration, and as such, the warrants may expire worthless.
Our 5-Year Private Warrants are being accounted for as a warrant liability and are being recorded at fair value upon issuance with changes in fair value each period reported in earnings, which could increase the volatility in our net income (loss) and may have an adverse effect on the market price of our common stock.
In addition to other securities, the SPAC sponsor and SPAC underwriter, had been issued an aggregate of 5-Year Private Warrants to purchase 7,740,000 shares of our common stock at an exercise price of $11.50 per share prior to the Recapitalization Transaction on May 29, 2020, and concurrently with the closing of the Recapitalization Transaction, as part of a forward purchase unit offering the Company issued an additional 2,500,000 5-Year Private Warrants to the SPAC sponsor at an exercise price of $11.50 per share.
We have determined that the 5-Year Private Warrants are a liability that is marked-to-market with the non-cash fair value adjustments recorded in earnings at each reporting period. Changes in the trading price of our common stock and the fair value of the 5-Year Private Warrants could result in significant volatility in our warrant liability and our net income (loss) in our consolidated statement of operations.

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
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion, which has been prepared based on information available to us as of May 12, 2021, provides information that we believe is relevant to an assessment and understanding of our consolidated operating results and financial condition. As a result of the completion of the Recapitalization Transaction, the financial statements of Seller are now the financial statements of the Company. Prior to the Recapitalization Transaction, the Company had no operating assets but, upon consummation of the Recapitalization Transaction, the business and operating assets of Seller sold to the Company became the sole business and operating assets of the Company. Accordingly, the financial statements of Seller and its subsidiaries as they existed prior to the Recapitalization Transaction and reflecting the sole business and operating assets of the Company going forward, are now the financial statements of the Company. The following discussion should be read in conjunction with our other reports filed with the U.S. Securities and Exchange Commission (the “SEC”) as well as our consolidated financial statements (the "Financial Statements") and the notes thereto (the "Notes") included in this second amendment to our Annual Report on Form 10-K for the year ended December 31, 2020 ("Form 10-K/A"). Terms not defined herein have the same meaning defined in the Financial Statements and the Notes.
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
Recent Developments
Recapitalization Transaction
As discussed in Note 1 - Company Overview and Note 3 - Recapitalization Transaction to the Notes to the Financial Statements, on May 29, 2020, we consummated the Recapitalization Transaction as contemplated by a purchase agreement dated January 13, 2020, as amended on February 26, 2020 (the “Purchase Agreement”), by and among us, Acquisition Sub (as such term is defined herein) and Hycroft Mining Corporation ("Seller"). Pursuant to the Purchase Agreement, Acquisition Sub acquired all of the issued and outstanding equity interests of the direct subsidiaries of Seller and substantially all of the other assets of Seller and assumed substantially all of the liabilities of Seller. In conjunction with the Recapitalization Transaction, Seller’s indebtedness existing prior to the Recapitalization Transaction was either repaid, exchanged for indebtedness of the Company, exchanged for shares of our common stock or converted into shares of Seller common stock, and our post-Recapitalization Transaction indebtedness included amounts drawn under the Sprott Credit Agreement and the assumption of the newly issued Subordinated Notes (as such term is defined herein). Upon closing of the Recapitalization Transaction, our unrestricted cash available for use totaled $68.9 million and the number of shares of our common stock issued and outstanding totaled 50,160,042. In addition, upon closing, we had 34,289,999 outstanding warrants (including 10,249,000 5-Year Private Warrants (as such term is defined herein) that are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees) to purchase an equal number of shares of our common stock at $11.50 per share, and 12,721,623 warrants to purchase 3,210,213 shares of our common stock at a price of $44.82 per share (see Note 13 - Stockholders' Equity to the Notes to the Financial Statements for additional information). Upon closing of the Recapitalization Transaction and after giving effect to the terms of the business combination, the former holders of Seller’s indebtedness and common stock, including affiliated entities of such former holders, owned approximately 96.5% of our issued and outstanding common stock.

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
Accretion
We recorded $0.4 million of Accretion during the year ended December 31, 2020 and 2019, which related to our asset retirement obligation and future reclamation costs. Refer to Note 12 - Asset Retirement Obligation within the Notes to the Consolidated Financial Statements for further detail.
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
Fair value adjustment to Warrants
For the year ended December 31, 2020, we recorded $3.8 million of expense resulting from the adjustment in the fair value of Warrant liabilities.
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
Income taxes
There was no income tax benefit or expense, net, recognized during the year ended December 31, 2020 or 2019. Seller’s gain from the Recapitalization Transaction was fully offset by the use of Seller’s deferred tax assets. We have not recorded any future income tax benefits for net losses generated after the completion of the Recapitalization Transaction, due to a full valuation allowance recorded against our net operating loss carryforward earned after the Recapitalization Transaction. For additional details, refer to Note 16 - Income Taxes to the Notes to the Financial Statements.
Net loss
For the reasons discussed above, we recorded a net loss of $136.4 million for the year ended December 31, 2020, compared to a net loss of $98.9 million for the year ended December 31, 2019, which included a $3.8 million loss attributable to the change in fair value of the warrant liability.
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

Twelve months ended December 31, 2020 compared to the twelve months ended December 31, 2019
The following table summarizes our sources and uses of cash for the following periods (dollars in thousands):

	Year Ended December 31,
	2020	2019
	(as restated)
Net loss	$(136,392)	$(98,895)
Net non-cash adjustments	76,809	76,099
Net change in operating assets and liabilities	(50,925)	(36,975)
Net cash used in operating activities	(110,508)	(59,771)
Net cash used in investing activities	(31,124)	(12,296)
Net cash provided by financing activities	188,705	68,173
Net increase (decrease) in cash	47,073	(3,894)
Cash and restricted cash, beginning of period	48,967	52,861
Cash and restricted cash, end of period	$96,040	$48,967
Cash used in operating activities
For the year ended December 31, 2020, we used $110.5 million of cash in operating activities primarily attributable to a net loss of $136.4 million, the cash impact of which was equal to $59.6 million, and $50.9 million used for working capital, largely due to the $43.8 million used to increase production related inventories. The largest non-cash items during the year ended December 31, 2020 included the non-cash portion of interest expense of $38.8 million, and write-downs of production inventories of $17.9 million, which is discussed in Note 4 - Inventories to the Notes to the Financial Statements.
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
(5)We are required to pay a 4% net profits royalty, including advance royalty payments of $120,000 in any year where mining occurs on the Crofoot claims and an additional $120,000 if tons mined from the Crofoot claim blocks exceed 5.0 million tons. See Note 22 - Commitments and Contingencies. Amounts shown represent our current estimates of cash payment timing using consensus pricing for gold and silver.
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
Off-balance sheet arrangements
As of December 31, 2020, our off-balance sheet arrangements consisted of operating lease agreements (see Note 22 - Commitments and Contingencies to our Notes to the Financial Statements), a net profit royalty arrangement (see Note 22 - Commitments and Contingencies to the Notes to the Financial Statements), and a future purchase obligation for consignment inventory (see Note 5 - Prepaids and Other to the Notes to the Financial Statements).
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
Warrant liability
Estimate Required:

We account for the 5-Year Private Warrants to purchase shares of our common stock that are not indexed to our own stock as liabilities at fair value on the balance sheet. The warrants are subject to remeasurement at each balance sheet date, and any change in fair value is recognized as a component of Other income (expense), net on the statement of operations. We will continue to adjust the liability for changes in fair value of the 5-Year Private Warrants until the earlier of the (i) exercise or expiration of the 5-Year Private Warrants or (ii) the transfer of any 5-Year Private Warrants to any person who is not a permitted transferee, at which time the applicable warrant liability will be extinguished. The terms of the 5-Year Private Warrants are substantially identical to the 5-Year Public Warrants except the 5-Year Private Warrants, while held by the SPAC sponsor and/or SPAC underwriter and their permitted transferees, are precluded from mandatory redemption and are entitled to exercise on a cashless bases at the holder’s election. Accordingly, we use a Black-Scholes model with an appropriate estimate of volatility considering volatility of the 5-Year Public Warrants and using a Monte Carlo simulation model to incorporate the redemption and cashless exercise features in the 5-Year Private Warrants. Increases (decreases) in the assumptions result in a directionally similar impact to the fair value of the warrant liability.

Impact of Change in Estimate:

A $0.01 increase or decrease in the fair value estimate of 5-Year Private Warrants would increase or decrease the warrant liability, by $0.3 million with the offset in Other income (expense).

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
Restatement to Correct 2020 Misstatement
As discussed in Note 25 to the financial statements, the 2020 financial statements have been restated to correct a misstatement.
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
Basis for Opinion
The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Emphasis of Matter
As discussed in Note 3 Recapitalization Transaction and Note 23 Related Party Transactions to the financial statements, the Company completed a significant recapitalization transaction involving related parties. Our opinion is not modified with respect to this matter.
/s/ Plante & Moran PLLC - We have served as the Company’s auditor since 2015
Denver, Colorado
March 24, 2021, except as to the effect of the restatement described in Note 25, which is dated May 14, 2021

HYCROFT MINING HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share amounts)

	December 31, 2020	December 31, 2019
	(as restated)
Assets:
Cash	$56,363	$6,220
Accounts receivable	426	97
Inventories - Note 4	12,867	4,453
Ore on leach pads, current - Note 4	38,041	22,062
Prepaids and other - Note 5	4,303	2,648
Restricted cash - Note 6	—	3,270
Current assets	112,000	38,750
Ore on leach pads, non-current - Note 4	7,243	—
Other assets, non-current - Note 5	13,483	24,886
Plant, equipment, and mine development, net - Note 7	60,223	31,524
Restricted cash - Note 6	39,677	39,477
Total assets	$232,626	$134,637
Liabilities:
Accounts payable	$12,280	$10,746
Other liabilities, current - Note 8	4,157	3,939
Debt, net, current - Note 9	5,120	553,965
Royalty obligation, current - Note 10	124	—
Interest payable	—	846
Current liabilities	21,681	569,496
Other liabilities, non-current - Note 8	1,650	—
Warrant liabilities, non-current - Note 11	15,389	18
Debt, net, non-current - Note 9	142,665	—
Royalty obligation, non-current - Note 10	29,839	—
Asset retirement obligation, non-current - Note 12	4,785	4,374
Total liabilities	216,009	573,888
Commitments and contingencies - Note 21
Stockholders' (deficit) equity:(1) - Note 13
Common stock, $0.0001 par value; 400,000,000 shares authorized; 59,901,306 issued and outstanding at December 31, 2020; and 345,431 issued and 323,328 outstanding at December 31, 2019	6	—
Additional paid-in capital	537,370	5,187
Accumulated deficit	(520,759)	(444,438)
Total stockholders' equity (deficit)	16,617	(439,251)
Total liabilities and stockholders' equity (deficit)	$232,626	$134,637
(1)Retroactively restated for the reverse recapitalization as described in Note 2 - Summary of Significant Accounting Policies.
The accompanying notes are an integral part of these consolidated financial statements.

HYCROFT MINING HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except per share amounts)

	Years Ended December 31,
	2020	2019
	(as restated)
Revenues - Note 14	$47,044	$13,709
Cost of sales:
Production costs	41,688	11,041
Depreciation and amortization	2,894	1,011
Mine site period costs - Note 4	47,115	2,174
Write-down of production inventories - Note 4	17,924	16,443
Total cost of sales	109,621	30,669
Operating expenses:
General and administrative	21,084	6,072
Impairment on equipment not in use - Note 5	5,331	63
Accretion - Note 12	374	422
Project and development	—	7,708
Pre-production depreciation and amortization	—	1,067
Care and maintenance	—	3,529
Reduction in asset retirement obligation	—	(1,880)
Loss from operations	(89,366)	(33,941)
Other income (expense):
Interest expense, net of capitalized interest - Note 10	(43,458)	(64,846)
Fair value adjustment to Warrants - Note 19	(3,767)	—
Interest income	199	797
Loss before reorganization items and income taxes	(136,392)	(97,990)
Reorganization items	—	(905)
Loss before income taxes	(136,392)	(98,895)
Income taxes - Note 16	—	—
Net loss	$(136,392)	$(98,895)

Loss per share:
Basic - Note 17	$(3.92)	$(327.95)
Diluted - Note 17	$(3.92)	$(327.95)
Weighted average shares outstanding(1):
Basic - Note 17	34,833,211	301,559
Diluted - Note 17	34,833,211	301,559
(1)Retroactively restated for the reverse recapitalization. Refer to Note 2 - Summary of Significant Accounting Policies and Note 17 - Loss Per Share for further information.
The accompanying notes are an integral part of these consolidated financial statements.

HYCROFT MINING HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

	Years Ended December 31,
	2020	2019
	(as restated)
Cash flows from operating activities:
Net loss	$(136,392)	$(98,895)
Adjustments to reconcile net loss for the period to net cash used in operating activities:
Non-cash portion of interest expense - Note 10	38,843	54,810
Write-down of production inventories - Note 4	17,924	18,617
Impairment on equipment not in use - Note 5	5,331	63
Depreciation and amortization	5,886	2,078
Stock-based compensation - Note 15	2,380	1,102
Salary continuation and compensation costs	2,116	—
Fair value adjustment to Seller Warrants - Note 19	3,767	—
Accretion - Note 12	374	422
Phantom share compensation	225	706
Amortization reduction of Sprott Royalty Obligation - Note 10	(37)	—
Reduction in asset retirement obligation	—	(1,880)
Change in value of phantom shares	—	181
Changes in operating assets and liabilities:
Accounts receivable	(329)	(97)
Production-related inventories	(43,756)	(38,627)
Materials and supplies inventories	(3,891)	(977)
Prepaids and other assets, current and non-current	(2,946)	(507)
Accounts payable	372	3,384
Other liabilities, current and non-current	443	52
Interest payable	(818)	(203)
Net cash used in operating activities	(110,508)	(59,771)
Cash flows used in investing activities:
Additions to plant, equipment, and mine development	(33,439)	(12,296)
Proceeds from sales of equipment	2,315	—
Net cash used in investing activities	(31,124)	(12,296)
Cash flows from financing activities:
Proceeds from Public Offering	83,515	—
Proceeds from private placement - Note 3	75,963	—
Proceeds from Sprott Credit Agreement - Note 3 and 9	68,600	—
Proceeds from Sprott Royalty Obligation - Note 3 and 10	30,000	—
Proceeds from forward purchase contract - Note 3	25,000	—
Proceeds from Recapitalization Transaction - Note 3	10,419	—
Proceeds from 1.25 Lien Note Issuances	44,841	71,831
Proceeds from warrant exercise	1	—
Repayment of First Lien Agreement - Note 9	(125,468)	—
Repayment of First Lien Agreement from permissible disposal proceeds	(1,158)	—
Transaction and issuance costs	(16,094)	(3,658)
Repayment of Promissory Note - Note 3	(6,914)	—
Net cash provided by financing activities	188,705	68,173
Net increase (decrease) in cash and restricted cash	47,073	(3,894)
Cash and restricted cash, beginning of period	48,967	52,861
Cash and restricted cash, end of period	$96,040	$48,967
Reconciliation of cash and restricted cash:
Cash	$56,363	$6,220
Restricted cash - current	—	3,270
Restricted cash - non-current	39,677	39,477
Total cash and restricted cash	$96,040	$48,967

See Note 20 - Supplemental Cash Flow Information for additional details. The accompanying notes are an integral part of these consolidated financial statements.

HYCROFT MINING HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(U.S. dollars in thousands, except share amounts)

	Common Stock(1)		Treasury Stock(1)		Additional Paid-in Capital(1)	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at January 1, 2019	307,831	$—	17,927	$—	$5,187	$(345,543)	$(340,356)
Shares issued	37,600	—	—	—	—	—	—
Share repurchased	—	—	4,176	—	—	—	—
Net loss						(98,895)	(98,895)
Balance at December 31, 2019	345,431	$—	22,103	$—	$5,187	$(444,438)	$(439,251)

	Common Stock(1)		Treasury Stock(1)		Additional Paid-in Capital(1)	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
					(as restated)	(as restated)	(as restated)
Balance at January 1, 2020	345,431	$—	22,103	$—	$5,187	$(444,438)	$(439,251)
Conversion of Seller's 2.0 Lien Notes to common shares of Seller and distribution of HYMC common stock(2)	14,795,153	2	(22,103)	—	146,217	74,640	220,859
Exchange of Seller's 1.5 Lien Notes for HYMC common stock	16,025,316	2	—	—	160,252	(14,569)	145,685
Common shares issued in private placement	7,596,309	1	—	—	75,962	—	75,963
Exchange of Seller's 1.25 Lien Notes for HYMC common stock	4,845,920	—	—	—	48,459	—	48,459
Shares issued pursuant to forward purchase agreement with SPAC sponsor, including conversion of Class B shares, less fair value of 5-Year Private Warrants(3)	4,813,180	—	—	—	12,814	—	12,814
Unredeemed SPAC shares of MUDS public stockholders	1,197,704	—	—	—	3,723	—	3,723
Common shares issued pursuant to Sprott Credit Agreement	496,634	—	—	—	6,282	—	6,282
Common shares issued to underwriter	44,395	—	—	—	444	—	444
Vesting of restricted stock(4)	—	—	—	—	1,802	—	1,802
Equity issuance costs	—	—	—	—	(8,255)	—	(8,255)
Shares issued	101	—	—	—	1	—	1
Stock-based compensation costs	—	—	—	—	388	—	388
Shares issued pursuant to Public Offering	9,583,334	1	—	—	83,513	—	83,514
5-Year Private Warrants transferred to 5-Year Public Warrants(5)	—	—	—	—	581	—	581
Shares issued under stock-based compensation program	157,829	—	—	—	—	—	—
Net loss	—	—	—	—	—	(136,392)	(136,392)
Balance at December 31, 2020	59,901,306	$6	—	$—	$537,370	$(520,759)	$16,617
(1)Retroactively restated for the reverse recapitalization as described in Note 2 - Summary of Significant Accounting Policies.
(2)Includes 3,511,820 shares of HYMC common stock received by Seller that were surrendered by the Company.
(3)Includes forward purchase contract proceeds of $25.0 million less $12.2 million for the fair value of 5-Year Private Warrants.
(4)As of December 31, 2020 there were 21,256 unissued shares underlying restricted stock units that had vested.
(5)5-Year Private Warrants totaling 351,585 warrants were transferred to an Unrelated Third-Party (as such term is defined herein) in the 2020 third quarter. The terms of the warrant once transferred to the Unrelated Third Party are substantially the same as 5-Year Public Warrants and were reclassified from a liability to Stockholders’ Equity.
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
Restart of the Hycroft Mine
During the second quarter of 2019, the Company restarted open pit mining operations at the Hycroft Mine, and, during the third quarter of 2019, produced and sold gold and silver, which it has continued to do on an approximate weekly basis since restarting. As part of the 2019 restart of mining operations, existing equipment was re-commissioned, including haul trucks, shovels and a loader, upgrades were made to the crushing system and new leach pad space was added to the existing leach pads. During 2020, the Company continued to increase its operations by mining more tons, procuring additional mobile equipment rentals, and increasing its total headcount. Through May 29, 2020, the Company obtained all of its financing from related party debt issuances (see Note 23 - Related Party Transactions), which were extinguished in connection with the Recapitalization Transaction with MUDS (discussed below).
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
Restatement of Previously Issued Financial Statements
The Company has restated its financial statements as of and for the year ended December 31, 2020, and will be prospectively restating the unaudited consolidated condensed financial statements for the three and six month periods ended June 30, 2020 and the three and nine month periods ended September 30, 2020, to correct misstatements in those prior periods primarily related to misstatements identified in improperly applying accounting guidance on certain warrants, recognizing them as equity instead of a warrant liability, under the guidance of Accounting Standards Codification (“ASC”) 815-40, Contracts in Entity’s Own Equity.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
See Note 25 - Restatement of Previously Issued Financial Statements for additional information regarding the misstatements identified and the restatement adjustments made to the financial statements.
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
For the year ended December 31, 2020, the Company incurred a net loss of $136.4 million and net cash used in operating activities was $110.5 million. As of December 31, 2020, the Company had available cash on hand of $56.4 million, working capital of $90.3 million, total liabilities of $216.0 million, and an accumulated deficit of $520.8 million. Although the Company completed the Recapitalization Transaction during the second quarter of 2020 and the Public Offering (as defined herein) on October 6, 2020, for proceeds net of discount and equity issuance costs of approximately $83.1 million, based on its internal cash flow projection models, the Company currently forecasts it will likely require additional cash from financing activities in less than 12 months from the issuance of this report to meet its operating and investing requirements and future obligations as they become due, including the estimated $9.1 million in cash payments required pursuant to the Credit Agreement among MUDS, MUDS Holdco Inc., Allied VGH LLC, Hycroft Mining Holding Corporation, Hycroft Resources and Development, LLC Sprott Private Resource Lending II (Collector) Inc., and Sprott Resources Lending Corp. (“Sprott Credit Agreement”).
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
Stock-based compensation
Stock-based compensation costs for non-employee Directors and eligible employees are measured at fair value on the date of grant. Stock-based compensation costs are charged to General and administrative on the consolidated statements of operations over the requisite service period. The fair value of awards is determined using the stock price on either the date of grant (if subject only to service conditions) or the date that the Compensation Committee of the Board of Directors establishes applicable performance targets (if subject to performance conditions). The Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods through the final vesting date. See Note 15 - Stock-Based Compensation for additional information.
Phantom shares
Non-employee members of Seller’s Board of Directors received phantom shares of stock pursuant to a Non-Employee Director Phantom Stock Plan. For grants issued during the years ended 2015 and 2016, the cash payment was equal to the fair market value of one share of common stock of Seller at the date of payment. Under the grant agreements, each phantom share vested on the date of grant and entitled the participant to a cash payment. For grants issued during 2020, 2019 and 2018, the cash payment was equal to the greater of the (1) grant date value, or (2) the fair market value of one share of common stock of Seller at the date of payment. All phantom shares issued by Seller were terminated and paid in connection with the Recapitalization Transaction. See  Note 15 - Stock-Based Compensation and Note 19 - Fair Value Measurements for additional information.
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

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
Income taxes
The Company accounts for income taxes using the liability method, recognizing certain temporary differences between the financial reporting basis of the Company’s liabilities and assets and the related income tax basis for such liabilities and assets. This method generates either a net deferred income tax liability or asset for the Company, as measured by the statutory tax rates in effect at the anticipated time of reversal. The Company derives its deferred income tax provision or benefit by recording the change in either the net deferred income tax liability or asset balance for the year. See Note 16 - Income Taxes for additional information.
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
As of December 31, 2020, the Company’s only recorded derivatives were for the Seller Warrants and Private Warrants (as defined herein) (see Note 19 - Fair Value Measurements for additional detail).
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
Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Certain financial instruments, including Cash, Restricted cash, Accounts receivable, Prepaids and other, Accounts payable, and Interest payable are carried at cost, which approximates their fair value due to the short-term nature of these instruments.  See Note 19 - Fair Value Measurements for additional information.

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
Common stock and warrant transactions
a.The Company issued, in a private placement transaction, an aggregate of 7.6 million shares of common stock and 3.25 million warrants to purchase shares of common stock at a price of $10.00 per share for aggregate gross cash proceeds of $76.0 million. The warrants were exercisable into 3.25 million shares for $11.50 per warrant. These warrants are included with the 5-Year Public Warrants because they may be mandatorily redeemed under the terms in the warrant agreement. Refer to Note 13 - Stockholders' Equity for further detail.
b.Pursuant to a forward purchase contract, the Company issued 3.125 million shares of common stock and 2.5 million warrants to purchase shares of common stock having substantially the same terms as the private placement warrants for gross cash proceeds of $25.0 million. The Company also converted 5.2 million shares of MUDS Class B common stock into the same number of shares of common stock, of which 3.5 million shares were surrendered to Seller as transaction consideration. The 2.5 million warrants were exercisable into 2.5 million shares at an exercise price of $11.50 per warrant. These warrants are included with the 5-Year Private Warrants because they cannot be mandatorily redeemed under the terms of the warrant agreement. Refer to Note 11 - Warrant Liabilities for further detail.
c.The Company received $10.4 million of cash proceeds from the SPAC trust associated with the 1.2 million shares of common stock that were not redeemed by the Company's public stockholders. Additionally, the Company has outstanding 27.9 million warrants to purchase shares of common stock at a price of $11.50 per share that were issued in a unit offering to the Company's public stockholders at the time of the SPAC’s initial public offering and the Company has outstanding 7.74 million warrants to purchase shares of common stock at a price of $11.50 per share that were sold to the Sponsor and underwriter, Cantor Fitzgerald & Co. These warrants are included with the 5-Year Private Warrants because they cannot be mandatorily redeemed under the terms of the warrant agreement. Refer to Note 11 - Warrant Liabilities for further detail.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
d.The Company assumed the obligations with respect to 12.7 million Seller Warrants (as defined herein), which Seller Warrants became exercisable to purchase shares of common stock at an exercise price as of July 1, 2020 and December 31, 2020, of $44.82 per share (see Note 11 - Warrant Liabilities). Since July 1, 2020, each Seller Warrant was exercisable into approximately 0.2523 shares of common stock for a total of 3,210,213 shares of common stock. The exercise price and the conversion factor were further adjusted during the year ended December 31, 2020 to an exercise price of $41.26 per share and each Seller Warrant was exercisable for 0.27411 shares of common stock for a total of 3,487,168 shares of common stock. Subsequently, as of January 19, 2020, the Seller Warrants were subject to a further adjustment to an exercise price of $40.31 per share and each Seller Warrant was exercisable for 0.28055 shares of common stock for a total of 3,569,051 shares of common stock. Refer to Note 11 - Warrant Liabilities for further detail.
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
c.The Company remitted $1.8 million of cash to holders of Seller’s deferred phantom units (see Note 19 - Fair Value Measurements) and paid $7.4 million of cash for additional transaction costs.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
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

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
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
Royalty - advance payment
As of December 31, 2020, royalty-advance payments include annual advance payments for a portion of the Hycroft Mine that is subject to a mining lease requiring a 4% net profit royalty be paid to the owner of certain patented and unpatented mining claims. Refer to Note 22 - Commitments and Contingencies for further detail.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
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

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
8. Other Liabilities
The following table summarizes the components of Other liabilities, current and Other liabilities, non-current (in thousands):

	December 31, 2020	December 31, 2019
	(as restated)
Other liabilities, current
Accrued compensation, benefits, continuation obligation, and bonus	4,157	2,349
Accrued compensation for phantom shares - Note 15	—	1,590
Total	$4,157	$3,939

Other liabilities, non-current
Compensation and benefits continuation obligation	$1,145	$—
Payroll tax liability	505	—
Total	$1,650	$—

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

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
11. Warrant Liabilities
The following table summarizes the Company's outstanding warrants (U.S. dollars in thousands):

	5-Year Private Warrants		Seller Warrants		Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2020	—	$—	12,621,623	$18	12,621,623	$18
Additions	10,240,000	12,185	—	—	10,240,000	12,185
Transfers	(351,585)	(581)	—	—	(351,585)	(581)
Fair value adjustments	—	3,722	—	45	—	3,767
Balance at December 31, 2020	9,888,415	$15,326	12,621,623	$63	22,510,038	$15,389
5-Year Private Warrants
Prior to the Recapitalization Transaction, MUDS issued 7,740,000 warrants to purchase 7,740,000 shares of common stock at an exercise price of $11.50 per share for a period of five years from the May 29, 2020 Recapitalization Transaction, and concurrently with the Recapitalization Transaction, the Company issued 2,500,000 private placement warrants as part of a forward purchase unit offering at an exercise price of $11.50 per share for a period of five years from the issuance date (collectively, the "5-Year Private Warrants"). The 5-Year Private Warrants cannot be redeemed and can be exercised on a cashless basis if the 5-Year Private Warrants are held by the initial purchasers or their permitted transferees. If the 5-year Private Warrants are transferred to someone other than the initial purchasers or their permitted transferees ("Unrelated Third Party"), such warrants become redeemable by the Company under substantially the same terms as the 5-Year Public Warrants. As of December 31, 2020, the Company had 9,888,415 5-Year Private Warrants outstanding, as 351,585 of such warrants were transferred to an Unrelated Third Party during the year ended December 31, 2020 and are therefore considered 5-Year Public Warrants. See Note 3 - Recapitalization Transaction for additional details on transactions to which these warrants were issued.
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
As discussed below in the Public Offering warrants section, in connection with the Public Offering, the Company determined that certain adjustments were required to be made to the terms of the Seller Warrants as a result of the issuance by the Company in the Public Offering of 4,951,388 units to “Restricted Persons” under the Seller Warrant Agreement. As a result of the adjustments required under the Seller Warrant Agreement, (1) the exercise price of each Seller Warrant decreased from $44.82 per share of common stock to $41.26 per share of common stock; and (2) the number of shares of common stock issuable upon exercise of each Seller Warrant increased from 0.25234 to 0.27411. Accordingly, as adjusted, the aggregate number of shares of common stock issuable upon full exercise of the 12,721,623 outstanding Seller Warrants increased from 3,210,213 shares to 3,487,168 shares of common stock. As a result of the Company authorizing the issuance of up to 2,508,002 shares under the Hycroft Mining Holding Corporation Incentive and Performance Plan (“Incentive Plan”), as of January 19, 2021, the Company elected to treat all shares issuable under the Incentive Plan as deemed issued to Restricted Persons and elected to prospectively reduce the exercise price of each Seller Warrant to $40.31 per share of common stock and increase the number of shares of common stock issuable upon exercise of each Seller Warrant to 0.28055. As a result, an aggregate of 3,569,051 shares of common stock are issuable upon exercise of the 12,721,623 outstanding Seller Warrants. See Note 19 - Fair Value Measurements for further detail on the Seller Warrants.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
12. Asset Retirement Obligation
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
13. Stockholders' Equity
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

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
Warrants
In addition to the 5-Year Private Warrants and the Seller Warrants discussed above, the Company has Public Offering Warrants and 5-Year Public Warrants. The Company had a total of 56,494,855 warrants outstanding as of December 31, 2020.
Public Offering Warrants
On October 6, 2020, the Company issued 9,583,334 units in an underwritten public offering at an offering price to of $9.00 per unit (the "Public Offering"), with each unit consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $10.50 per share (“Public Offering Warrants”). Of the 9.6 million units issued, 5.0 million units were issued to Restricted Persons, as defined under the Seller Warrant Agreement. After deducting underwriting discounts and commission and offering expenses, the proceeds net of discount and equity issuance costs to the Company were $83.1 million. The Public Offering Warrants are immediately exercisable and entitle the holder thereof to purchase one share of common stock at an exercise price of $10.50 for a period of five years from the closing date of the Public Offering. The shares of common stock and the Public Offering Warrants were separated upon issuance in the Public Offering. The Public Offering Warrants are listed for trading on the Nasdaq Capital Market under the symbol "HYCML".

5-Year Public Warrants
Prior to the Recapitalization Transaction, MUDS issued 20,800,000 units, with each unit consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $11.50 per share for a period of five years from the May 29, 2020 Recapitalization Transaction (the "IPO Warrants"), and concurrently with the Recapitalization Transaction, the Company issued 3,249,999 warrants upon substantially the same terms as part of a backstop unit offering at an exercise price of $11.50 per share for a period of five years from the issuance date (the "Backstop Warrants" and collectively with the IPO Warrants, the "5-Year Public Warrants"). During 2020, 351,585 5-Year Private Warrants were transferred from a 5-Year Private Warrant holder to an Unrelated Third Party and, accordingly those warrants are now included with the 5-Year Public Warrants. The Company has certain abilities to call the 5-Year Public Warrants if the last reported sale price of common stock equals or exceeds $18.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period. As of December 31, 2020, the Company had 24,401,483 5-Year Public Warrants outstanding. The 5-Year Public Warrants (other than the Backstop Warrants) are listed for trading on the Nasdaq Capital Market under the symbol "HYMCW". See Note 3 - Recapitalization Transaction for additional details on transactions to which the 5-Year Public Warrants were issued.
14. Revenues
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
15. Stock-Based Compensation
Performance and Incentive Pay Plan
The Company's Performance and Incentive Pay Plan (the “PIPP”), which was approved on February 20, 2019 and amended on May 29, 2020 in connection with the Recapitalization Transaction, is a stock-based compensation plan to attract, retain and

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
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

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
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
During the years ended December 31, 2020 and 2019, non-employee members of Seller’s Board of Directors were granted a total of 157,500 and 315,000 phantom shares of stock, respectively, that vested upon grant. During the years ended December 31, 2020 and 2019, the Company recorded $0.2 million and $0.7 million, respectively, in compensation expense related to the vesting and valuation adjustments of the Seller's phantom shares, which is included in General and administrative on the consolidated statements of operations. Historically, the Company included amounts for Seller's outstanding phantom awards at fair value within Other liabilities, current (see Note 19 - Fair Value Measurements for additional information).
16. Income Taxes
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
The Company’s loss before income taxes was attributable solely to domestic operations in the United States. The components of the Company’s income tax expense (benefit) were as follows (in thousands):

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements

	Year Ended
	2020	2019
	(as restated)
Current
Federal	$—	$—
Deferred
Federal	146,794	(24,609)
Change in Valuation Allowance	(146,794)	24,609
Income Tax Benefit	$—	$—
The following table provides a reconciliation of income taxes computed at the United States federal statutory tax rate of 21% in 2020 and 2019 to the income tax provision (in thousands):

	Year Ended
	2020	2019
	(as restated)
Loss before income taxes	$(136,392)	$(98,895)
United States statutory income tax rate	21%	21%
Income tax (benefit) at United States statutory income tax rate	$(28,642)	$(20,768)
Change in valuation allowance	(146,794)	24,609
Recapitalization transaction	157,855	—
Cancellation of debt income	15,360	—
State tax provision, net of federal benefit	1,263	(3,847)
Warrant fair value adjustment	790	—
Other	168	6
Income Tax Benefit	$—	$—
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
The components of the Company’s deferred tax assets are as follows (in thousands):

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements

	December 31,
	2020	2019
	(as restated)
Net operating loss	$7,675	$146,382
Mineral properties	39,555	—
Plant, equipment, and mine development	30,767	60,840
Intangible assets	21,710	—
Royalty	6,292	—
Interest expense carryforward	1,935	24,369
Asset retirement obligation	997	927
Stock-based compensation	405	257
Accrued compensation	197	—
Inventories	191	15,438
Reorganization costs	—	7,701
Other liabilities	—	609
Credits and other	—	(6)
Valuation allowance	(109,724)	(256,517)
Total net deferred tax assets	$—	$—
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

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
taxing authorities for tax years 2017 and prior; however, net operating loss and credit carryforwards from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.
17. Loss Per Share
The table below summarizes the Company's basic and diluted loss per share calculations (in thousands, except share and per share amounts):

	Year Ended December 31,
	2020	2019
	(as restated)
Net loss	$(136,392)	$(98,895)

Weighted average shares outstanding
Basic	34,833,211	301,559
Diluted	34,833,211	301,559

Basic loss per common share	$(3.92)	$(327.95)
Diluted loss per common share	$(3.92)	$(327.95)
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

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
18. Segment Information
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

	Year Ended December 31,
	Hycroft Mine	Corporate and Other	Total
		(as restated)	(as restated)
2020
Revenue - Note 14	$47,044	$—	$47,044
Cost of sales	109,621	—	109,621
Other operating costs	5,705	21,084	26,789
Loss from operations	(68,282)	(21,084)	(89,366)
Interest expense - Note 10	(141)	(43,317)	(43,458)
Fair value adjustment to Warrants - Note 19	—	(3,767)	(3,767)
Interest income	199	—	199
Loss before reorganization items and income taxes	(68,224)	(68,168)	(136,392)
Reorganization items	—	—	—
Loss before income taxes	$(68,224)	$(68,168)	$(136,392)

Total Assets	$177,298	$55,328	$232,626

2019
Revenue - Note 14	$13,709	$—	$13,709
Cost of sales	30,669	—	30,669
Other operating costs	10,909	6,072	16,981
Loss from operations	(27,869)	(6,072)	(33,941)
Interest expense - Note 10	(786)	(64,060)	(64,846)
Fair value adjustment to Warrants - Note 19	—	—	—
Interest income	797	—	797
Loss before reorganization items and income taxes	(27,858)	(70,132)	(97,990)
Reorganization items	—	(905)	(905)
Loss before income taxes	$(27,858)	$(71,037)	$(98,895)

Total Assets	$119,789	$14,848	$134,637

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
19. Fair Value Measurements
Recurring fair value measurements
The following table sets forth by level within the fair value hierarchy, the Company’s liabilities measured at fair value on a recurring basis (in thousands).

	Hierarchy Level	December 31, 2020	December 31, 2019
		(as restated)
Liabilities:
Other liabilities, current
Accrued compensation for phantom shares	3	$—	$1,590
Other liabilities, non-current
5-Year Private Warrant liability - Note 11	2	$15,327
Seller Warrant liability - Note 11	2	62	$18
Total		$15,389	$1,608
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
5-Year Private Warrants
The 5-Year Private Warrants are valued using a Black-Scholes model that requires a variety of inputs including the Company's stock price, the strike price of the 5-Year Private Warrants, the risk-free rate, and the implied volatility. As the terms of the 5-Year Private Warrants are identical to the terms of the 5-Year Public Warrants except that the 5-Year Private Warrants have certain restrictions against redemptions and rights to exercise on a cashless basis when such warrants are held by the initial purchasers or their permitted transferees, the implied volatility used in the Black-Scholes model is calculated using a Monte-Carlo model of the 5-Year Public Warrants that factors in the restrictive redemption and cashless exercise features of the 5-Year Private Warrants. The Company updates the fair value calculation on at least a quarterly basis, or more frequently if changes in circumstances and assumptions indicate a change from the existing carrying value.
Seller Warrant liability
As part of the Recapitalization Transaction, the Company assumed Seller's obligations under the Seller Warrant Agreement and the 12.7 million Seller Warrants outstanding became exercisable into shares of the Company's common stock. The Seller Warrant Agreement also contains certain terms and features to reduce the exercise price and increase the number of shares of common stock each warrant is exercisable into. As a result, Seller Warrants are considered derivative financial instruments and carried at fair value. The fair value of Seller Warrants was computed by an independent third-party consultant (and validated by the Company) using a Monte Carlo simulation-based model that requires a variety of inputs, including contractual terms, market prices, exercise prices, equity volatility and discount rates. The Company updates the fair value calculation on at least an annual basis, or more frequently if changes in circumstances and assumptions indicate a change from the existing carrying value. See Note 13 - Stockholders' Equity for additional information on the Seller Warrants.

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
20. Supplemental Cash Flow Information
The following table provides supplemental cash flow information (in thousands):

	Year Ended December 31,
	2020	2019
Cash paid for interest	$5,366	$10,239

Significant non-cash financing and investing activities:
Exchange of Seller's 1.5 Lien Notes for HYMC common stock	160,254	—
Exchange of Seller's 1.25 Lien Notes for Subordinated Notes	80,000	—
Exchange of Seller's 1.25 Lien Notes for HYMC common stock	48,459	—
Write-off of Seller's debt issuance costs	8,202	—
Plant, equipment, and mine development additions included in accounts payable	1,229	2,458
Private Warrants transferred to Public Warrants	581	—
Accrual of deferred financing and equity issuance costs	94	1,025
In addition to the supplemental cash flow information shown above, Note 3 - Recapitalization Transaction and Note 9 - Debt, Net provide additional details on non-cash transactions that were part of the Recapitalization Transaction, as well as information on non-cash interest charges.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
21. Employee Benefit Plans
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
22. Commitments and Contingencies
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
23. Related Party Transactions
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
In connection with the closing of the Public Offering on October 6, 2020, Highbridge and Mudrick acquired 833,333, and 3,222,222 of the units, consisting of shares of common stock and warrants to purchase common stock, issued in the Public Offering, respectively. Refer to Note 13 - Stockholders' Equity for further information.
24. Subsequent Events
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

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
25. Restatement of Previously Issued Audited Financial Statements
As previously mentioned in Note 1 - Company Overview, the Company has restated previously issued financial statements after considering newly released guidance by the SEC staff regarding the accounting and reporting for warrants.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the Securities and Exchange Commission together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies (“SPACs”) entitled "Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies” (the “SEC Statement”). Specifically, the SEC Statement clarified guidance for all SPAC-related companies regarding the accounting and reporting for “certain features of warrants issued in SPAC transactions” that “may be common across many entities” and are related to warrants of a kind similar to those issued by the Company. The SEC Statement focused in part on provisions in warrant agreements that provide for potential changes to the settlement amounts dependent upon the characteristics of the warrant holder, and because the holder of such warrants would not be an input into the pricing of a fixed-for-fixed option on equity shares, such provision would preclude such warrants from being classified in equity and thus such warrants should be classified as a liability. Based on ASC 815-40, Contracts in an Entity’s Own Equity, warrant instruments that do not meet the criteria to be considered indexed to an entity’s own stock shall be initially classified as liabilities at their estimated fair values. The misstatements that caused the Company to conclude that its financial statements should be restated are the result of a misapplication of the guidance on accounting for certain of its issued warrants, which came to light following issuance of the SEC Statement. In periods subsequent to issuance, changes in the estimated fair value of the derivative instruments should be reported in the statement of operations and comprehensive income (loss).

The following presents the restated consolidated condensed financial statements as of and for the year ended December 31, 2020. The consolidated Statement of Stockholders' Equity reflects the restatement adjustments presented in the consolidated Balance Sheets presented below.

HYCROFT MINING HOLDING CORPORATION CONSOLIDATED CONDENSED BALANCE SHEETS (U.S. dollars in thousands, except share amounts)
	December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Total Assets	$232,626	$—	$232,626
Liabilities:
Current Liabilities	$21,681	$—	$21,681
Other liabilities, non-current	1,712	(62)	1,650
Debt, net, non-current	142,665	—	142,665
Royalty obligation, non-current	29,839	—	29,839
Asset retirement obligation, non-current	4,785	—	4,785
Warrant Liability, non-current	—	15,389	15,389
Total Liabilities	$200,682	$15,327	$216,009
Stockholders' (deficit) equity:
Common stock	$6	$—	$6
Additional paid-in capital	548,975	(11,605)	537,370
Accumulated deficit	(517,037)	(3,722)	(520,759)
Total stockholders' equity (deficit)	$31,944	$(15,327)	$16,617
Total liabilities and stockholders' equity (deficit)	$232,626	$—	$232,626

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements

HYCROFT MINING HOLDING CORPORATION CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (U.S. dollars in thousands, except share amounts)
	December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Revenue	$47,044	$—	$47,044
Total cost of sales	(109,621)	—	(109,621)
Operating Expenses	(26,789)	—	(26,789)
Loss from Operations	(89,366)	—	(89,366)
Other Income and Expense:
Interest expense, net of capitalized interest	(43,458)	—	(43,458)
Fair value adjustment to Warrants	(45)	(3,722)	(3,767)
Interest Income	199	—	199
Loss before reorganization items and income taxes	(132,670)	(3,722)	(136,392)
Reorganization items	—	—	—
Net loss	$(132,670)	$(3,722)	$(136,392)

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements

	HYCROFT MINING HOLDING CORPORATION CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (U.S. dollars in thousands, except share amounts)
	December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Net loss	$(132,670)	$(3,722)	$(136,392)
Adjustments to reconcile net loss for the period to net cash used in operating activities:
Non-cash portion of interest expense - Note 10	38,843	—	38,843
Write-down of production inventories - Note 4	17,924	—	17,924
Impairment on equipment not in use - Note 5	5,331	—	5,331
Depreciation and amortization	5,886	—	5,886
Stock-based compensation - Note 15	2,380	—	2,380
Salary continuation and compensation costs	2,116	—	2,116
Fair value adjustment to Warrants	45	3,722	3,767
Accretion - Note 12	374	—	374
Phantom share compensation	225	—	225
Amortization reduction of Sprott Royalty Obligation - Note 10	(37)	—	(37)
Reduction in asset retirement obligation	—	—	—
Change in value of phantom shares	—	—	—
Changes in operating assets and liabilities	(50,925)	—	(50,925)
Net cash used in operating activities	(110,508)	—	(110,508)
Net cash used in investing activities	(31,124)	—	(31,124)
Cash flows from financing activities:	188,705	—	188,705
Net increase (decrease) in cash and restricted cash	47,073	—	47,073
Cash and restricted cash, beginning of period	48,967	—	48,967
Cash and restricted cash, end of period	$96,040	$—	$96,040
Total cash and restricted cash	$96,040	$—	$96,040

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None
Changes in the Registrant’s certifying accountant was previously provided on Form 8-K as filed with the SEC on July 3, 2020.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Form 10-K/A, the Company conducted an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation of these disclosure controls and procedures, at the time that the Original Form 10-K was filed, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, the disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Subsequent to that evaluation, solely as a result of the material weakness related to mistakes in our accounting for warrants issued prior to and in conjunction with the May 29, 2020, business combination and recapitalization transaction, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were not effective.

In addition, our Chief Executive Officer and our Chief Financial Officer previously concluded that our disclosure controls and procedures were effective for the interim periods ended June 30, 2020 and September 30, 2020. However, the Chief Executive Officer and Chief Financial Officer have subsequently concluded that our disclosure controls and procedures were not effective for the interim periods ended June 30, 2020 and September 30, 2020, solely due to the material weakness in our internal control over financial reporting as described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements could not be prevented or detected on a timely basis. We identified a material weakness in our controls over the accounting for complex financial instruments. Our controls to evaluate the accounting for complex financial instruments, such as warrants, did not operate effectively to appropriately apply the provisions of ASC 815-40. This material weakness resulted in the failure to prevent a material error in our accounting for certain warrants and the resulting restatement of our previously issued financial statements.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K/A. That evaluation included consideration of the views expressed in the SEC Statement of April 12, 2021 in which the SEC Staff clarified its interpretations of certain generally accepted accounting principles related to warrants issued by SPACs. Prior to the SEC Statement, we believed that our warrant accounting was consistent with generally accepted accounting principles. Our belief was supported by the fact that most other SPACs and parties that have entered into business combinations with SPACs similarly interpreted the warrant accounting principles at issue. However, based on the clarifications expressed in the SEC Statement which resulted in the restatement discussed further in Note 25 - Restatement of Previously Issued Financial Statements, to the Consolidated Financial Statements, our management and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2020 in providing them with material information relating to the Company and its consolidated subsidiaries required to be disclosed in the reports we file under the Exchange Act. In response to this material weakness, the Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for significant or unusual transactions, we are improving these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards. Our plans at this time include acquiring enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding the application of complex accounting transactions. Our remediation plan can only be accomplished over time and will be continually reviewed to determine that it is achieving its objectives. We can offer no assurance that these initiatives will ultimately have the intended effects.

Notwithstanding this material weakness, management has concluded that our audited financial statements included in this Form 10-K/A present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in accordance with U.S. generally accepted accounting principles.

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

Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information, as of December 31, 2020, relating to our equity compensation plans pursuant to which equity awards are authorized for issuance. Refer to Note 15 - Stock-Based Compensation to the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Form 10-K for additional information regarding our equity compensation plans.

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
*Filed herewith.
**Previously filed with the Original Form 10-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HYCROFT MINING HOLDING CORPORATION (Registrant)

Date: May 14, 2021	By:	/s/ Diane R. Garrett
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