Form 10-Q
period 2021-03-31
HYCROFT MINING HOLDING CORP
filed 2021-05-17
CIK 1718405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No ☒
As of May 14, 2021, there were 59,901,306 shares of the Company’s common stock and no shares of the Company’s preferred stock issued and outstanding.

HYCROFT MINING HOLDING CORPORATION
Quarterly Report on Form 10-Q

			Page
PART	ITEM
I	1	Financial Statements	3
	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
	3	Quantitative and Qualitative Disclosures about Market Risk	50
	4	Controls and Procedures	48

II	1	Legal Proceedings	46
	1A	Risk Factors	50
	2	Unregistered Sales of Equity Securities	50
	3	Defaults Upon Senior Secured Equity	50
	4	Mine Safety Disclosures	50
	5	Other Information	50
	6	Exhibits	50
		Signatures	52

ITEM I. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HYCROFT MINING HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

	March 31, 2021	December 31, 2020
	(unaudited)
Assets:
Cash	$36,497	$56,363
Accounts receivable	14	426
Inventories - Note 4	18,950	12,867
Ore on leach pads, current - Note 4	33,090	38,041
Prepaids and other - Note 5	4,565	4,303
Current assets	93,116	112,000
Ore on leach pads, non-current - Note 4	9,243	7,243
Other assets, non-current - Note 5	14,488	13,483
Plant, equipment, and mine development, net - Note 6	66,355	60,223
Restricted cash - Note 7	39,700	39,677
Total assets	$222,902	$232,626
Liabilities:
Accounts payable and accrued expenses	$14,990	$12,280
Other liabilities, current - Note 8	4,980	4,157
Debt, net, current - Note 9	7,441	5,120
Royalty obligation, current - Note 10	124	124
Current liabilities	27,535	21,681
Other liabilities, non-current - Note 8	1,375	1,650
Warrant liabilities, non-current - Note 11	5,897	15,389
Debt, net, non-current - Note 9	145,844	142,665
Royalty obligation, non-current - Note 10	29,813	29,839
Asset retirement obligation, non-current - Note 12	4,887	4,785
Total liabilities	215,351	216,009
Commitments and contingencies - Note 21
Stockholders' equity: - Note 13
Common stock, $0.0001 par value; 400,000,000 shares authorized; 59,901,306 issued and outstanding at March 31, 2021; and 59,901,306 issued and outstanding at December 31, 2020	6	6
Additional paid-in capital	537,992	537,370
Accumulated deficit	(530,447)	(520,759)
Total stockholders' equity	7,551	16,617
Total liabilities and stockholders' equity	$222,902	$232,626
The accompanying notes are an integral part of these unaudited interim financial statements.

HYCROFT MINING HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except per share amounts)

	March 31, 2021	March 31, 2020
Revenues - Note 14	$19,036	$11,146
Cost of sales:
Production costs	17,817	8,957
Depreciation and amortization	1,041	1,334
Mine site period costs - Note 4	10,544	6,634
Write-down of production inventories - Note 4	—	6,965
Total cost of sales	29,402	23,890
Operating expenses:
General and administrative	3,794	2,006
Projects and development	493	—
Accretion - Note 12	102	93
Loss from operations	(14,755)	(14,843)
Other income (expense):
Interest expense, net of capitalized interest - Note 9	(4,449)	(19,887)
Fair value adjustment to warrants - Note 19	9,493	—
Interest income	23	112
Loss before income taxes	(9,688)	(34,618)
Income taxes - Note 16	—	—
Net loss	$(9,688)	$(34,618)

Loss per share:
Basic - Note 17	$(0.16)	$(107.07)
Diluted - Note 17	$(0.16)	$(107.07)
Weighted average shares outstanding(1):
Basic - Note 17	59,901,306	323,328
Diluted - Note 17	59,901,306	323,328
(1)Retroactively restated March 31, 2020 for the reverse recapitalization. Refer to Note 3 - Recapitalization Transaction and Note 17 - Loss Per Share for further information.
The accompanying notes are an integral part of these interim financial statements.

HYCROFT MINING HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Three months ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(9,688)	$(34,618)
Adjustments to reconcile net loss for the period to net cash used in operating activities:
Non-cash portion of interest expense - Note 9	4,439	17,020
Non-cash gain on fair value adjustment for warrant liabilities - Note 11	(9,493)	—
Write-down of production inventories - Note 4	—	6,965
Depreciation and amortization	1,568	1,876
Stock-based compensation - Note 15	538	365
Accretion - Note 12	102	93
Phantom share compensation	—	263
Changes in operating assets and liabilities:
Accounts receivable	412	(754)
Production-related inventories	(3,970)	(10,935)
Materials and supplies inventories	167	(332)
Prepaids and other assets, current and non-current	(1,268)	(1,604)
Accounts payable	1,800	2,409
Other liabilities, current and non-current	632	254
Interest payable	—	(447)
Net cash used in operating activities	(14,761)	(19,445)
Cash flows used in investing activities:
Additions to plant, equipment, and mine development	(5,082)	(2,090)
Net cash used in investing activities	(5,082)	(2,090)
Cash flows from financing activities:
Repayment of First Lien Agreement - Note 9	—	(632)
Transaction and issuance costs	—	(2,610)
Proceeds from debt issuances, net of debt issuance costs	—	24,900
Net cash provided by financing activities	—	21,658
Net (decrease) increase in cash and restricted cash	(19,843)	123
Cash and restricted cash, beginning of period	96,040	48,967
Cash and restricted cash, end of period	$76,197	$49,090
Reconciliation of cash and restricted cash:
Cash	$36,497	$6,566
Restricted cash - current	—	2,929
Restricted cash - non-current	39,700	39,595
Total cash and restricted cash	$76,197	$49,090
See Note 20 - Supplemental Cash Flow Information for additional details.
The accompanying notes are an integral part of these unaudited interim financial statements.

HYCROFT MINING HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
(dollars in thousands)

	Common Stock(1)		Treasury Stock(1)		Additional Paid-in Capital(1)	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance at January 1, 2020	345,431	$—	22,103	$—	$5,187	$(444,438)	$(439,251)
Net loss	—	—	—	—	—	(34,618)	(34,618)
Balance at March 31, 2020	345,431	$—	22,103	$—	$5,187	$(479,056)	$(473,869)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2021	59,901,306	$6	—	$—	$537,370	$(520,759)	$16,617
Stock-based compensation costs	—	—	—	—	507	—	507
Vesting of restricted stock units(2)	—	—	—	—	115	—	115
Net loss	—	—	—	—	—	(9,688)	(9,688)
Balance at March 31, 2021	59,901,306	$6	—	$—	$537,992	$(530,447)	$7,551
(1)Retroactively restated January 1, 2020 and March 31, 2020 for the reverse recapitalization as described in Note 3 - Recapitalization Transaction, and the restated reclassification of the Company's 5-Year Private Warrants as described in Note 11 - Warrant Liabilities.
(2)As of March 31, 2021, there were 16,441 unissued shares underlying restricted stock units that had vested.

The accompanying notes are an integral part of these unaudited interim financial statements.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Consolidated Financial Statements

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
Restart of the Hycroft Mine
The Company restarted open pit mining operations at the Hycroft Mine during the second quarter of 2019, and, began producing and selling gold and silver during the third quarter of 2019. which it has continued to do on an approximate weekly basis since restarting. As part of the 2019 restart of mining operations, existing equipment was re-commissioned, including haul trucks, shovels and a loader, upgrades were made to the crushing system and new leach pad space was added to the existing leach pads. During 2020, the Company continued to increase its operations by mining more tons, procuring additional mine equipment rentals, and increasing its total headcount. Through May 29, 2020, the Company obtained all of its financing from related party debt issuances (see Note 22 - Related Party Transactions), which were extinguished in connection with the Recapitalization Transaction with MUDS (discussed below).
M3 Engineering and Technology Corporation (“M3 Engineering”), in conjunction with SRK Consulting (U.S.), Inc. (“SRK”) and Hycroft Mining Corporation ("Seller"), completed the Hycroft Technical Report, Heap Leaching Feasibility Study, prepared in accordance with the requirements of the Modernization of Property Disclosures for Mining Registrants, with an effective date of July 31, 2019 (the “Hycroft Technical Report”), for a two-stage, heap oxidation and subsequent leaching of sulfide ores. The Hycroft Technical Report projects the economic viability and potential future cash flows for the Hycroft Mine when mining operations expand to levels presented in the Hycroft Technical Report. The operating plan for 2021 will provide us the opportunity to complete and evaluate the results of the ongoing technical and optimization work for the proprietary two-stage heap oxidation and leach process detailed in the Hycroft Technical Report. Based upon the findings and results of this evaluation process, we may update or file a new technical report.
Recapitalization Transaction with MUDS
As discussed in Note 3 - Recapitalization Transaction, on May 29, 2020, pursuant to the Purchase Agreement (defined herein), Seller completed a business combination and reverse recapitalization transaction (the "Recapitalization Transaction") with MUDS, a publicly traded blank check special purpose acquisition corporation or “SPAC,” and Acquisition Sub (as each of such terms are defined herein). The Recapitalization Transaction was completed upon receiving regulatory approvals and stockholder approvals from each of MUDS and Seller. Following the consummation of the Recapitalization Transaction, MUDS and the entities purchased from Seller were consolidated under Hycroft Mining Holding Corporation, by amending and restating the Company's certificate of incorporation to reflect the Company’s change in name. Pursuant to the consummation of the Recapitalization Transaction, the shares of common stock of Hycroft Mining Holding Corporation were listed on the Nasdaq Capital Market under the ticker symbol “HYMC”.  Upon closing of the Recapitalization Transaction, the Company’s unrestricted cash available for use totaled $68.9 million, and the number of shares of common stock issued and outstanding totaled 50,160,042. In addition, upon closing, the Company had 34,289,999 outstanding warrants to purchase an equal number of shares of common stock at $11.50 per share and 12,721,623 warrants to purchase 3,210,213 shares of common stock at a price of $44.82 per share.
For more information on the consummation of the Recapitalization Transaction with MUDS, see Note 3 - Recapitalization Transaction. For more information on the outstanding warrants, see Note 11 - Warrant Liabilities.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
Restatement of Previously Issued Financial Statements
As previously disclosed in our Annual Report on Form 10-K/A, as filed on May 14, 2021 (“2020 Form 10-K/A”), the Company has restated its previously issued consolidated financial statements as of and for the year ended December 31, 2020, to make the necessary accounting corrections related to warrant accounting and to recognize certain warrants as a liability instead of as equity, in accordance with Accounting Standards Codification (“ASC”) 815-40, Contracts in Entity’s Own Equity. The Company has also restated related amounts within the accompanying footnotes to the consolidated financial statements. As a small reporting company, the Company is not obligated to, and has not, included quarterly financial information in its 2020 Form 10-K/A. Consequently, the Company does not intend to amend its previously issued Quarterly Reports on Form 10-Q for the three months and six months ended June 30, 2020 and the three months and nine months ended September 30, 2020, but in accordance with the statement issued on April 12, 2021, by the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the Securities and Exchange Commission (the "SEC") regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies (“SPACs”) entitled "Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (the “SEC Statement”), the Company will restate the condensed consolidated financial statements for the three month and six month periods ended June 30, 2020 and the three month and nine month periods ended September 30, 2020 in Quarterly Reports on Form 10-Q filed subsequent to the 2020 Form 10-K/A for the comparable 2021 periods. Investors should not rely on any previously issued or filed reports, earnings releases or similar communications relating to periods prior to December 31, 2020.
2. Summary of Significant Accounting Policies
Basis of presentation
These condensed consolidated interim financial statements of the Company have been prepared, without audit, in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, these financial statements do not include all information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto as of and for the year ended December 31, 2020. The Company continues to follow the accounting policies set forth in those audited consolidated financial statements. In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements include all adjustments that are necessary for a fair presentation of the Company's interim financial position, operating results and cash flows for the periods presented.
Certain reclassifications have been made to the prior periods presented in these financial statements to conform to the current period presentation, which had no effect on previously reported total assets, liabilities, cash flows, or net loss.
References to “$” refers to United States currency.
Risks and Uncertainties
The Company has a single mine with its revenue, profitability, and cash flows substantially dependent on prevailing prices for gold and silver and its ability to mine sufficient volumes cost effectively. Historically, the commodity markets have been very volatile, and there can be no assurance that commodity prices will not be subject to wide fluctuations in the future. A substantial or extended decline in commodity prices could have a material adverse effect on the Company’s financial position, results of operations, cash flows, access to capital and the quantities of reserves that the Company can economically produce.
In addition to changes in commodity prices, other factors such as changes in mine plans, increases in costs, geotechnical failures, changes in social, environmental or regulatory requirements, the ability to successfully implement new technologies for processing ore, timely financing for development, impacts of global events such as the COVID-19 pandemic, and management’s decision to expand production to commercial levels can adversely affect the Company’s ability to recover its investment in certain assets and result in impairment charges.
For more information on risks associated with the Company’ s business, please see Item 1A. Risk Factors in the 2020 Form 10-K/A.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
Recapitalization Transaction
The Recapitalization Transaction (see Note 3 - Recapitalization Transaction) was accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, for financial reporting purposes, MUDS has been treated as the “acquired” company and Hycroft Mining Corporation (“Seller”) has been treated as the “acquirer”. This determination was primarily based on (1) stockholders of Seller immediately prior to the Recapitalization Transaction  having a majority of the voting power of the combined entity; (2) the operations of Seller prior to the Recapitalization Transaction comprising the only ongoing operations of the combined entity; (3) four of the seven members of the Board of Directors immediately following the Recapitalization Transaction were directors of Seller immediately prior to the Recapitalization Transaction; and (4) executive and senior management of Seller were appointed as the senior management of the Company.
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
For the three months ended March 31, 2021, the Company recorded a net loss of $9.7 million, which included a gain from Fair value adjustments to warrants of $9.5 million, and net cash used in operating activities was $14.8 million. As of March 31, 2021, the Company had available cash on hand of $36.5 million, working capital of $65.6 million, Total liabilities of $215.4 million, and an Accumulated deficit of $530.4 million. Although the Company completed the Recapitalization Transaction during the second quarter of 2020 and the Public Offering (as defined herein) on October 6, 2020, for proceeds net of discount and equity issuance costs of approximately $83.1 million, based on its internal cash flow projection models, the Company currently forecasts it will likely require additional cash from financing activities in less than 12 months from the issuance of this report to meet its operating and investing requirements and future obligations as they become due, including the estimated $9.1 million in cash payments required pursuant to the Credit Agreement among MUDS, MUDS Holdco Inc., Allied VGH LLC, Hycroft Mining Holding Corporation, Hycroft Resources and Development, LLC, Sprott Private Resource Lending II (Collector) Inc., and Sprott Resources Lending Corp. (“Sprott Credit Agreement”).
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

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
Use of estimates
The preparation of the Company’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in these financial statements and accompanying notes. The more significant areas requiring the use of management estimates and assumptions relate to: recoverable gold and silver on the leach pads and in-process inventories; timing of near-term ounce production and related sales; the useful lives of long-lived assets; probabilities of future expansion projects; estimates of mineral reserves; estimates of life-of-mine production timing, volumes, costs and prices; current and future mining and processing plans; environmental reclamation and closure costs and timing; deferred taxes and related valuation allowances; estimates of the fair value of liability classified warrants, and estimates of fair value for asset impairments and financial instruments. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable at the time the estimate is made. Actual results may differ from amounts estimated in these financial statements, and such differences could be material. Accordingly, amounts presented in these financial statements are not indicative of results that may be expected for future periods.
Inventories
The Company’s production-related inventories include: (i) ore on leach pads; (ii) in-process inventories; and (iii) doré and off-site carbon and slag finished goods. Production-related inventories are carried at the lower of average cost or net realizable value per estimated recoverable gold ounce, which is computed for each category of production-related inventories at each reporting period.
Net realizable value represents the estimated future gold revenue of production-related inventories after adjusting for silver by-product revenue and deductions for further processing, refining, and selling costs. The estimated future revenue is calculated using sales prices based on the London Bullion Market Association’s (“LBMA”) quoted period-end metal prices. Estimates for silver revenue by-products credits and deductions for estimated costs to complete reflect the Company’s historical experience for expected processing, refining and selling plans. Actual net realizable values for gold sales may be different from such estimates. Changes to inputs and estimates resulting from changes in facts and circumstances are recognized as a change in Management estimate on a prospective basis.
Ore on leach pads
Although the quantities of recoverable metal placed on the leach pads are reconciled by comparing the grades of ore placed on pads to the quantities of metal actually recovered (metallurgical balancing), the nature of the leaching process inherently limits the ability to precisely monitor inventory levels. As a result, the metallurgical balancing process is constantly monitored, and estimates are refined based on actual results over time and changes in future estimates. As gold-bearing materials are further processed, costs are transferred from ore on leach pads to in-process inventories at an average cost per estimated recoverable ounce of gold.
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
Precious metals inventory
Precious metals inventory consists of doré and loaded carbon containing both gold and silver, which is ready for offsite shipment or at a third-party refiner before being sold to a third party. As gold ounces are sold, costs are recognized in Production costs and Depreciation and amortization in the consolidated statements of operations at an average cost per gold ounce sold.
Materials and supplies
Materials and supplies are valued at the lower of average cost or net realizable value. Cost includes applicable taxes and freight.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
Warrant liabilities
The Company accounts for certain warrants to purchase shares of the Company’s common stock issued to the SPAC sponsor and/or underwriter in a private placement and/or pursuant to a forward purchase contract (the “5-Year Private Warrants”) that are not indexed to the Company’s own stock as warrant liabilities at fair value on the consolidated balance sheet. These warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of Other income (expense) on the consolidated statement of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the (i) exercise or expiration of the 5-Year Private Warrants or (ii) the transfer of any 5-Year Private Warrants to any person who is not a permitted transferee, at which time the warrant liability will be reclassified to Additional paid-in capital on the consolidated balance sheet.
Projects and development
Costs incurred to enhance our understanding of the recovery and processing of the current ore body to sustain production at existing operations that do not qualify for capitalization are expensed within Projects and development, which is included in Operating expenses on the Condensed Consolidated Statement of Operations. Evaluation and development costs include expenditures for: (i) analyzing established feasibility studies; (ii) conducting geological studies; (iii) oversight and project management; and (4) drilling, engineering, and metallurgical activities.
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
In December of 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), as part as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. Amendments include removal of certain exceptions to the general principles of ASC 740, Income Taxes and simplification in several other areas such as accounting for a franchise tax (or similar tax) that is partially based on income. For emerging growth companies, the new guidance is effective for annual periods beginning after December 15, 2021. As the Company qualifies as an emerging growth company, the Company plans to take advantage of the deferred effective date afforded to emerging growth companies. The Company is assessing the impact on its consolidated financial statements and disclosures.
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

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
3. Recapitalization Transaction
On May 29, 2020, the Company, formerly known as Mudrick Capital Acquisition Corporation, consummated the Recapitalization Transaction as contemplated by a purchase agreement dated January 13, 2020, as amended on February 26, 2020 (the “Purchase Agreement”), by and among the Company, MUDS Acquisition Sub, Inc. (“Acquisition Sub”) and Seller. Pursuant to the Purchase Agreement, Acquisition Sub acquired all of the issued and outstanding equity interests of the direct subsidiaries of Seller and substantially all of the other assets of Seller and assumed substantially all of the liabilities of Seller.  In conjunction with the Recapitalization Transaction, Seller’s indebtedness existing prior to the Recapitalization Transaction was either repaid, exchanged for indebtedness of the Company, exchanged for shares of common stock or converted into shares of Seller common stock, and the Company’s post-Recapitalization Transaction indebtedness included amounts drawn under the Sprott Credit Agreement and the assumption of the newly issued Subordinated Notes (as such terms are defined herein). Upon closing of the Recapitalization Transaction, the Company’s unrestricted cash available for use totaled $68.9 million, and the number of shares of common stock issued and outstanding totaled 50,160,042. In addition, upon closing, the Company had 34,289,999 outstanding warrants to purchase an equal number of shares of common stock at $11.50 per share and 12,721,623 warrants to purchase 3,210,213 shares of common stock at a price of $44.82 per share.
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
The material financial effects and actions arising from the Recapitalization Transaction, were as follows (the defined terms that follow are included elsewhere in these financial statements):
Common stock and warrant transactions
a.The Company issued, in a private placement transaction, an aggregate of 7.6 million shares of common stock and 3.25 million warrants to purchase shares of common stock at a price of $10.00 per share for aggregate gross cash proceeds of $76.0 million.
b.Pursuant to a forward purchase contract, the Company issued 0.625 million shares of common stock and 2.5 million units, with each unit consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $11.50 per share for gross cash proceeds of $25.0 million. The warrants included in the units have substantially the same terms as the private placement warrants. The Company also converted 5.2 million shares of MUDS Class B common stock into the same number of shares of common stock, of which 3.5 million shares were surrendered to Seller as transaction consideration. Refer to Note 11 - Warrant Liabilities and Note 13 - Stockholders' Equity for further detail on the warrants issued.
c.The Company received $10.4 million of cash proceeds from the SPAC trust associated with the 1.2 million shares of common stock that were not redeemed by the Company's public stockholders. Additionally, the Company has outstanding 28.5 million warrants to purchase shares of common stock at a price of $11.50 per share that were issued to the Company's public stockholders at the time of the SPAC’s initial public offering (see Note 11 - Warrant Liabilities and Note 13 - Stockholders' Equity for further detail on the warrants issued).
d.The Company assumed the obligations with respect to 12.7 million Seller Warrants (as defined herein), which Seller Warrants became exercisable to purchase shares of common stock at an exercise price as of July 1, 2020 of $44.82 per share. Since July 1, 2020, each Seller Warrant was exercisable into approximately 0.2523 shares of common stock for a total of 3,210,213 shares of common stock. The exercise price and the conversion factor were further adjusted during the year ended December 31, 2020 to an exercise price of $41.26 per share and each Seller Warrant was exercisable for 0.27411 shares of common stock for a total of 3,487,168 shares of common stock. Subsequently, as of January 19, 2021, the Seller Warrants were subject to a further adjustment to an exercise price of $40.31 per share and each Seller Warrant was exercisable for 0.28055 shares of common stock for a total of 3,569,051 shares of common stock. Refer to Note 11 - Warrant Liabilities for further detail.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
Seller’s pre-Recapitalization Transaction indebtedness
a.Seller’s $125.5 million First Lien Agreement with the Bank of Nova Scotia, as agent, and a $6.9 million promissory note plus accrued and unpaid interest were repaid with cash.
b.$48.5 million of Seller’s 1.25 Lien Notes were exchanged, and subsequently cancelled, for 4.85 million shares of common stock and the remaining $80.0 million in aggregate principal amount of Seller’s 1.25 Lien Notes were exchanged for $80.0 million in aggregate principal amount of new Subordinated Notes of the Company.
c.After giving effect to the 1.5 Lien Notes’ 110% repurchase feature, $145.7 million of Seller’s 1.5 Lien Notes plus accrued and unpaid interest were exchanged, and subsequently cancelled, for 16.0 million shares of common stock.
d.Prior to close, a total of $221.3 million of Seller’s 2.0 Lien Notes were converted into 132.8 million shares of Seller common stock and, together with the existing 2.9 million shares of Seller’s common stock issued and outstanding, received transaction consideration of 15.1 million shares of common stock distributed by Seller, including 3.5 million surrendered shares received by Seller from the Company. The consideration initially received by Seller was promptly distributed to the its stockholders on a pro rata basis pursuant to Seller’s plan of dissolution.
Sprott entity transactions
a.The Company assumed the amended Sprott Credit Agreement and was advanced $70.0 million of cash, subject to an original issue discount of 2.0%. Pursuant to the Sprott Credit Agreement, the Company issued approximately 0.5 million shares of common stock to the Lender, which was equal to 1.0% of the Company’s post-closing shares of common stock issued and outstanding.
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
c.The Company remitted $1.8 million of cash to holders of Seller’s deferred phantom units and paid $7.4 million of cash for additional transaction costs.
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

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
4. Inventories
The following table provides the components of Inventories and the estimated recoverable gold ounces therein (dollars in thousands):

	March 31, 2021		December 31, 2020
	Amount	Gold Ounces	Amount	Gold Ounces
Materials and supplies	$6,282	—	$6,449	—
Merrill-Crowe process plant	5,753	3,300	4,810	2,587
Carbon-in-column	2,750	1,703	299	166
Finished good (doré and off-site carbon)	4,165	2,489	1,309	710
Total	$18,950	7,492	$12,867	3,463
As of March 31, 2021 and December 31, 2020, in-process inventories and finished goods inventories included $0.7 million and $0.3 million, respectively of capitalized depreciation and amortization costs.
The following table summarizes Ore on leach pads and the estimated recoverable gold ounces therein (dollars in thousands):

	March 31, 2021		December 31, 2020
	Amount	Gold Ounces	Amount	Gold Ounces
Ore on leach pads, current	$33,090	20,140	$38,041	21,869
Ore on leach pads, non-current	9,243	5,626	7,243	4,164
Total	$42,333	25,766	$45,284	26,033
As of March 31, 2021 and December 31, 2020 (net of write-downs discussed below), Ore on leach pads, current included $2.4 million and $1.8 million, respectively, of capitalized depreciation and amortization costs. Additionally, as of March 31, 2021 and December 31, 2020 Ore on leach pads, non-current included $2.3 million and $0.4 million respectively, of capitalized depreciation and amortization costs.
Write-down of production inventories
The estimated recoverable gold ounces placed on the leach pads are periodically reconciled by comparing the related ore contents to the actual gold ounces recovered (metallurgical balancing). The Company did not record a Write-down of production inventories during the three months ended March 31, 2021.
During the three months ended March 31, 2020, based on metallurgical balancing results, the Company determined that 3,980 ounces of gold that had been placed on the leach pads were no longer recoverable and recognized a Write-down of production inventories on the consolidated statements of operations, which included Production costs of $6.5 million, and capitalized depreciation and amortization costs of $0.5 million. The write-offs of ounces during the three months ended March 31, 2020 were primarily due to mismanagement of the oxidation process, improper adjustments to variables in the oxidation process for changes in the ore type based on domain, and improper solution management. As a result, the Company determined it would recover less gold ounces than planned for those sections of the leach pads.
Mine site period costs
During the three months ended March 31, 2021 and 2020, the Company incurred $10.2 million and $6.6 million, respectively of Mine site period costs (which included $0.6 million and $0.5 million of capitalized depreciation and amortization, respectively) that did not qualify for allocation to the Company's production-related inventories and, therefore, were expensed as incurred. Such period costs are generally the result of recurring or significant downtime or delays, unusually high levels of repairs, inefficient operations, overuse of processing reagents, inefficient cost-volume structures, or other unusual costs and activities, and cannot be recorded to production-related inventories based on the threshold established by the calculation of the estimated net realizable value per ounce of gold, which incorporates estimated future processing, refining, and selling costs, as well as the value for by-product silver.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
As a result of the Company’s decision to direct leach its run-of-mine ore, estimates for further processing leach pad ore were updated to reflect reduced reagent costs for oxidizing and rinsing ore, as well as reduced overhead and other direct costs. Had these estimated costs been applied to inventory as of December 31, 2020, the net realizable value of inventory would have been increased by approximately $2.4 million, or $0.07 per share.
5. Prepaids and Other
The following table provides the components of Prepaids and other and Other assets, non-current (dollars in thousands):

	March 31, 2021	December 31, 2020
Prepaids and other
Prepaids	$3,458	$3,198
Deposits	1,107	1,105
Total	$4,565	$4,303

Other assets, non-current
Equipment not in use	$12,238	$12,238
Consignment inventory - supplies	1,770	885
Royalty - advance payment	480	360
Total	$14,488	$13,483
Prepaids
The following table provides the components of prepaids included in the above table (dollars in thousands):

	March 31, 2021	December 31, 2020
Prepaid insurance	$2,549	$1,847
Mining claims and permitting fees	282	417
Subscription and license fees	280	259
Property taxes	177	—
Equipment mobilization	—	423
Other	170	252
Total	$3,458	$3,198
Deposits
Deposits include payments for rental equipment mobilization.
Equipment not in use
As of March 31, 2021, equipment not in use was classified as Other assets, non-current and included ball mills, SAG mills, regrind mills, and related motors and components that were previously purchased by a predecessor of the Company. During the second quarter of 2020, the Company engaged an international equipment broker to advertise equipment not in use for potential sale. There is a limited market for the Company's equipment not in use and any potential purchase would likely be subject to technical and commercial due diligence by the purchaser, as well as approval by the Company's Board of Directors. In the fourth quarter of 2020, the Company began reevaluating the best use of this equipment previously marketed for sale, while it continues to develop the proprietary two-stage sulfide heap oxidation and leaching process technology for its large-scale operation, and the Company paused the marketing of this equipment while it continues to develop the technology and process for a large-scale operation. As a result, equipment not in use is included in Other assets, non-current.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
Consignment inventory - supplies
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
Royalty - advance payment
As of March 31, 2021, royalty-advance payments include annual advance payments for a portion of the Hycroft Mine that is subject to a mining lease requiring a 4% net profit royalty be paid to the owner of certain patented and unpatented mining claims. Refer to Note 21 - Commitments and Contingencies for further detail.
6. Plant, Equipment, and Mine Development, Net
The following table provides the components of Plant, equipment, and mine development, net (dollars in thousands):

	Depreciation Life or Method	March 31, 2021	December 31, 2020
Leach pads	Units-of-production	$17,432	$17,432
Process equipment	5 - 15 years	17,459	16,065
Buildings and leasehold improvements	10 years	10,507	10,507
Mine equipment	5 - 7 years	6,707	5,961
Vehicles	3 - 5 years	1,227	991
Furniture and office equipment	7 years	341	322
Mine development	Units-of-production	1,096	756
Mineral properties	Units-of-production	37	37
Construction in progress and other		37,683	33,185
		$92,489	$85,256
Less, accumulated depreciation and amortization		(26,134)	(25,033)
Total		$66,355	$60,223
During the three months ended March 31, 2021, new process equipment was placed into service ($1.4 million), new mine equipment was placed into service ($0.7 million), and construction of a new larger leach pad continued through February 2021 at which time construction was suspended ($3.2 million, including $0.7 million of capitalized interest), resulting in construction costs for the new larger leach pad of $34.1 million since commencing construction in 2020, which was the primary project included in construction in progress as of March 31, 2021. For the three months ended March 31, 2021 and the year ended December 31, 2020, certain leach pads ($11.2 million) were not actively used in the leaching process, and accordingly, the Company did not record any depletion for these leach pads.
Mineral properties
As of March 31, 2021, and December 31, 2020, Mineral properties included an asset retirement asset of $0.04 million that is being depreciated on a straight-line basis over the life of the Company’s only operating property, the Hycroft Mine.
7. Restricted Cash
The following table provides the components of Restricted cash (dollars in thousands):

	March 31, 2021	December 31, 2020
Reclamation surety bond cash collateral	$39,700	$39,677

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
As of March 31, 2021, the Company's BLM reclamation obligation was secured with surety bonds totaling $59.9 million, which were partially collateralized by the Restricted cash shown above.
8. Other Liabilities
The following table summarizes the components of Other liabilities, current and Other liabilities, non-current (dollars in thousands):

	March 31, 2021	December 31, 2020
Other liabilities, current
Accrued compensation	$2,106	$1,560
Salary continuation payments	1,533	1,215
Restricted stock units	837	913
Deferred payroll tax liability	471	436
Accrued directors fees	33	33
Total	$4,980	$4,157

Other liabilities, non-current
Salary continuation payments	$904	$1,145
Deferred payroll tax liability	471	505
Total	$1,375	$1,650
Salary continuation payments
The Company has entered into separation agreements with former executives that provide for, among other things, continuation of such former executives' salaries and certain benefits for periods of 12-24 months from the date of separation.
Deferred Payroll tax liability
Under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the Company has deferred payment of certain employer payroll taxes, with 50% due December 31, 2021 and 50% due December 31, 2022.
9. Debt, Net
Debt covenants
The Company’s debt agreements contain representations and warranties, events of default, restrictions and limitations, reporting requirements, and covenants that are customary for agreements of these types.
As of March 31, 2021, the Company was in compliance with all covenants under its debt agreements.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
Debt balances
In February 2021, the Company financed the $0.4 million purchase of a rental fuel/lube truck with a note payable to the vendor with an interest rate of 0.99%, requiring equal monthly payments for 48 months.
The following table summarizes the components of debt (dollars in thousands):

	March 31, 2021	December 31, 2020
Debt, net, current:
Sprott Credit Agreement(1)	$7,753	$5,274
Note payable	99	—
Less, debt issuance costs	(411)	(154)
Total	$7,441	$5,120

Debt, net, non-current:
Subordinated Notes	$86,917	$84,797
Sprott Credit Agreement, net of original issue discount ($13.6 million, net)	61,901	61,894
Note payable	307	—
Less, debt issuance costs	(3,281)	(4,026)
Total	$145,844	$142,665
(1)Amount includes: (i) $2.2 million of Additional Interest, as defined in the Sprott Credit Agreement, and (ii) $5.6 million scheduled principal payments under the Sprott Credit Agreement, all due in the next twelve months.
The following table summarizes the Company's contractual payments of long-term debt, including current maturities, for the five years subsequent to March 31, 2021 (dollars in thousands):

2021	$7,698
2022	20,821
2023	24,516
2024	24,508
2025	93,020
Total	170,563
Less, original issue discount, net of amortization ($3.4 million)	(13,586)
Less, debt issuance costs, net of amortization ($0.4 million)	(3,692)
Total debt, net, current and non-current	$153,285

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements

Interest expense, net of capitalized interest
The following table summarizes the components of recorded Interest expense, net of capitalized interest (dollars in thousands):

	Three Months Ended March 31,
	2021	2020
Sprott Credit Agreement	$2,640	$—
Subordinated Notes	2,120	—
Amortization of debt issuance costs	335	672
Other interest expense	8	—
2.0 Lien Notes	—	7,816
1.5 Lien Notes	—	5,139
1.25 Lien Notes	—	3,352
First Lien Agreement	—	2,867
Promissory Note	—	85
Capitalized interest	(654)	(44)
Total	$4,449	$19,887
The Company capitalizes interest to Plant, equipment, and mine development, net on the condensed consolidated balance sheets for construction projects in accordance with ASC Topic 835, Interest. Except for the First Lien Agreement and other interest expense, amounts shown in the table above represent non-cash interest expense charges.
10. Royalty Obligation
On May 29, 2020, the closing date of the Recapitalization Transaction, the Company and Sprott Private Resource Lending II (Co) Inc. (the “Payee”) entered into a royalty agreement with respect to the Hycroft Mine (the “Sprott Royalty Agreement”) in which Payee paid to the Company cash consideration in the amount of $30.0 million, for which the Company granted to Payee a perpetual royalty equal to 1.5% of the Net Smelter Returns from its Hycroft Mine, payable monthly. Net Smelter Returns for any given month are calculated as Monthly Production multiplied by the Monthly Average Gold Price and the Monthly Average Silver Price, minus Allowable Deductions, as such terms are defined in the Sprott Royalty Agreement. The Company is required to remit royalty payments to the Payee free and clear and without any present or future deduction, withholding, charge or levy on account of taxes, except Excluded Taxes as such term is defined in the Sprott Royalty Agreement..
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
During the three months ended March 31, 2021, the Company recorded amortization of the royalty obligation of approximately $0.03 million and made payments of $0.4 million. As of March 31, 2021, $0.1 million of the royalty obligation was recorded as a current liability based upon the estimated gold and silver expected to be produced over the next 12 months, using the current mine plan, and current proven and probable mineral reserves.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
11. Warrant Liabilities
The following table summarizes the Company's outstanding warrants (dollars in thousands):

	5-Year Private Warrants		Seller Warrants		Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2021	9,888,415	$15,326	12,621,623	$63	22,510,038	$15,389
Fair value adjustments	—	(9,459)	—	(34)	—	(9,493)
Balance at March 31, 2021	9,888,415	$5,867	12,621,623	$28	22,510,038	$5,897
5-Year Private Warrants
Prior to the Recapitalization Transaction, MUDS issued 7,740,000 warrants to purchase 7,740,000 shares of common stock at an exercise price of $11.50 per share for a period of five years from the May 29, 2020 Recapitalization Transaction, and concurrently with the Recapitalization Transaction, the Company issued 2,500,000 private placement warrants as part of a forward purchase unit offering at an exercise price of $11.50 per share for a period of five years from the issuance date (collectively, the "5-Year Private Warrants"). The 5-Year Private Warrants cannot be redeemed and can be exercised on a cashless basis if the 5-Year Private Warrants are held by the initial purchasers or their permitted transferees. If the 5-Year Private Warrants are transferred to someone other than the initial purchasers or their permitted transferees ("Unrelated Third Party"), such warrants become redeemable by the Company under substantially the same terms as the 5-Year Public Warrants. As of March 31, 2021 and December 31, 2020, the Company had 9,888,415 5-Year Private Warrants outstanding, as 351,585 of such warrants were transferred to an Unrelated Third Party during the year ended December 31, 2020 and are therefore included in 5-Year Public Warrants. See Note 3 - Recapitalization Transaction for additional details on transactions to which these warrants were issued.
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
As discussed below in the Public Offering Warrants section, in connection with the Public Offering, the Company determined that certain adjustments were required to be made to the terms of the Seller Warrants as a result of the issuance by the Company in the Public Offering of 4,951,388 units to “Restricted Persons” under the Seller Warrant Agreement. As a result of the adjustments required under the Seller Warrant Agreement, (1) the exercise price of each Seller Warrant decreased from $44.82 per share of common stock to $41.26 per share of common stock; and (2) the number of shares of common stock issuable upon exercise of each Seller Warrant increased from 0.25234 to 0.27411. Accordingly, as adjusted, the aggregate number of shares of common stock issuable upon full exercise of the 12,721,623 outstanding Seller Warrants increased from 3,210,213 shares to 3,487,168 shares of common stock. As a result of the Company authorizing the issuance of up to 2,508,002 shares under the Hycroft Mining Holding Corporation Incentive and Performance Plan (“Incentive Plan”), as of January 19, 2021, the Company elected to treat all shares issuable under the Incentive Plan as deemed issued to Restricted Persons and elected to prospectively reduce the exercise price of each Seller Warrant to $40.31 per share of common stock and increase the number of shares of common stock issuable upon exercise of each Seller Warrant to 0.28055. As a result, an aggregate of 3,569,051 shares of common stock are issuable upon exercise of the 12,721,623 outstanding Seller Warrants. The Seller Warrants are listed on the Nasdaq Capital Market under the symbol "HYMCZ". See Note 19 - Fair Value Measurements for further detail on the Seller Warrants.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
12. Asset Retirement Obligation ("ARO")
During the three months ended March 31, 2021 and 2020, the Company incurred $0.1 million of Accretion related to the ARO. Additionally, as of March 31, 2021 and December 31, 2020, the Company's ARO liability base was $4.9 million and $4.8 million, respectively. The Company did not incur any reclamation expenditures during the three months ended March 31, 2021 and 2020. As of March 31, 2021, the Company estimates that no significant reclamation expenditures associated with the ARO will be made until 2047 and that reclamation work will be completed by the end of 2065. During the three months ended March 31, 2021, there were no events or changes to the Company's regulatory environment that would require a change to the Company's ARO. As a result, the Company did not record any adjustments to the ARO due to changes in estimates.
13. Stockholders' Equity
As of March 31, 2021, the total number of shares of all classes of capital stock that the Company has authority to issue is 410,000,000, of which 400,000,000 are common stock, par value $0.0001 per share, and 10,000,000 are preferred stock par value $0.0001 per share. The designations, powers, privileges and rights, and the qualifications, limitations or restrictions thereof in respect to each of our class of capital stock are discussed below.
Common stock
As of March 31, 2021, there were 59,901,306 shares of common stock issued and outstanding. Each holder of common stock is entitled to one vote for each share of common stock held by such holder. The holders of common stock are entitled to the payment of dividends and other distributions as may be declared from time to time by the Board of Directors in accordance with applicable law and to receive other distributions from the Company. Subject to the terms of the Recapitalization Transaction and as of May 29, 2020, certain new and existing holders of common stock of the Company are subject to lock-up periods, which ranged from six to twelve months or were dependent on the Company's filing of a registration statement, deemed effective by the SEC.
Preferred stock
As of March 31, 2021, there were no shares of preferred stock issued and outstanding.
Dividend policy
The Company’s credit facility under the Sprott Credit Agreement contains provisions that restrict its ability to pay dividends.
Public Offering Warrants
On October 6, 2020, the Company issued 9,583,334 units in an underwritten public offering at an offering price of $9.00 per unit (the "Public Offering"), with each unit consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $10.50 per share (the "Public Offering Warrants"). Of the 9.6 million units issued, 5.0 million units were issued to Restricted Persons, as defined under the Seller Warrant Agreement. After deducting underwriting discounts and commission and offering expenses, the proceeds net of discount and equity issuance costs to the Company were $83.1 million. The Public Offering Warrants are immediately exercisable and entitle the holder thereof to purchase one share of common stock at an exercise price of $10.50 for a period of five years from the closing date of the Public Offering. The Company has certain abilities to call such Public Offering Warrants if the last reported sale price of common stock equals or exceeds $17.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period. The shares of common stock and Public Offering Warrants were separated upon issuance in the Public Offering. The Public Offering Warrants are listed for trading on the Nasdaq Capital Market under the symbol "HYMCL".

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements

5-Year Public Warrants
Prior to the Recapitalization Transaction, MUDS issued 20,800,000 units, with each unit consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $11.50 per share for a period of five years from the May 29, 2020 Recapitalization Transaction (the "IPO Warrants"), and concurrently with the Recapitalization Transaction, the Company issued 3,249,999 warrants upon substantially similar terms as part of a backstop unit offering at an exercise price of $11.50 per share for a period of five years from the issuance date (the "Backstop Warrants" and collectively with the IPO Warrants, the "5-Year Public Warrants"). The Company has certain abilities to call the 5-year Public Warrants if the last reported sale price of common stock equals or exceeds $18.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period. As of March 31, 2021 and December 31, 2020, the Company had 24,401,483 5-Year Public Warrants outstanding as 351,585 of the 5-Year Private Warrants were transferred to an Unrelated Third Party during the year ended December 31, 2020 and are therefore included in 5-Year Public Warrants. The 5-Year Public Warrants (other than the Backstop Warrants) are listed for trading on the Nasdaq Capital Market under the symbol "HYMCW". See Note 3 - Recapitalization Transaction for additional details on transactions to which the 5-Year Public Warrants were issued.
14. Revenues
The table below is a summary of the Company’s gold and silver sales (dollars in thousands):

	Three Months Ended March 31,
	2021		2020
	Amount	Ounces Sold	Amount	Ounces Sold
Gold sales	$17,541	9,830	$10,348	6,560
Silver sales	1,495	57,236	798	49,373
Total	$19,036		$11,146
While the Company is not obligated to sell any of its gold and silver to one customer, the majority of gold and silver sales during both of the three months ended March 31, 2021 and 2020 were to the same customer. For the three months ended March 31, 2021 and 2020, approximately 96.5% and 96.6%, respectively, of revenue was attributable to sales to one customer.
15. Stock-Based Compensation
Performance and Incentive Pay Plan
The Company's Performance and Incentive Pay Plan (the “PIPP”), which was approved on February 20, 2019 and amended on May 29, 2020 in connection with the Recapitalization Transaction, is a stock-based compensation plan to attract, retain and motivate employees and directors while directly linking incentives to increases in stockholder value. Terms and conditions (including performance-based vesting criteria) of awards granted under the PIPP are established by the Board of Directors or the Compensation Committee of the Board of Directors, who administer the PIPP. Awards may be granted in a variety of forms, including restricted stock, restricted stock units, stock options, stock appreciation rights, performance awards, and other stock-based awards. The number of shares of common stock made available for award under the PIPP is equal to 5.0% of the issued and outstanding shares of the Company's common stock immediately after the close of the Recapitalization Transaction, or 2,508,002 shares. There are currently 1,146,784 shares available for issuance under the PIPP. There are no equity compensation plans not approved by stockholders.
As of March 31, 2021, all awards granted under the PIPP were in the form of restricted stock units to employees or consultants of the Company. Restricted stock units granted to employees under the PIPP without performance-based vesting criteria typically vest in either equal annual installments over two to three years, or in entirety on the fourth anniversary after the grant date. Awards granted to employees with performance-based vesting criteria typically vest in annual installments over two or three years subject to the achievement of certain financial and operating results of the Company. Certain restricted stock units granted to non-employee directors vested immediately while others vest in equal installments over a two to three year period.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
For restricted stock units granted in the first quarter of 2019 that had not vested as of March 31, 2021 a price per share was not determined as of the grant date. The number of shares of common stock of the Company to be issued upon vesting is to be calculated on the vesting date, which is either the second or third anniversary of the date of the grant, or the annual date the compensation committee determines the achievement of the corporate performance targets. Such unvested restricted stock unit awards are included in Other liabilities, non-current. Refer to Note 8 - Other Liabilities for further detail.
The following table summarizes the Company’s stock-based compensation cost and unrecognized stock-based compensation cost by plan (dollars in thousands):

	Performance and Incentive Pay
	Three months ended March 31, 2021	Three months ended March 31, 2020
Non-vested at beginning of year	$2,870	$2,509
Granted	4,804	—
Canceled/forfeited	(158)	(1,339)
Vested	(581)	(583)
Non-vested at end of period	$6,935	$587
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
During the three months ended March 31, 2021 and the year ended December 31, 2020, the Company reclassified $0.1 million and $1.8 million from Other liabilities, current to Additional paid-in capital for restricted stock units that vested. Shares of the Company’s common stock were issued for the vested restricted stock units held by former employees as of December 31, 2020; however, shares of common stock for such awards will not be issued to current employees until the Conversion Date, as defined in the equity award agreements.
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
16. Income Taxes
The Company's anticipated annual tax rate is impacted primarily by the amount of taxable income associated with each jurisdiction in which its income is subject to income tax, permanent differences between the financial statement carrying amounts and tax bases of assets and liabilities.

During the three months ended March 31, 2021, and 2020, the Company incurred no income tax expense or benefit. The effective tax rate for the three months ended March 31, 2021, and 2020, was 0%. The effective tax rates differed from the statutory rate during each period primarily due to changes in the valuation allowance established to offset net deferred tax assets.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
17. Loss Per Share
The table below summarizes the Company's basic and diluted loss per share calculations (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2021	2020
Net loss	$(9,688)	$(34,618)

Weighted average shares outstanding
Basic	59,901,306	323,328
Diluted	59,901,306	323,328

Basic loss per common share	$(0.16)	$(107.07)
Diluted loss per common share	$(0.16)	$(107.07)
The weighted-average shares of common stock outstanding for the three months ended March 31, 2020 have been retroactively restated as shares reflecting the exchange ratio established in the Recapitalization Transaction to effect the reverse recapitalization (1 Seller share for 0.112 HYMC share). Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Loss per share amounts in the 2020 period exclude the common share effects from certain of Seller's debt instruments, which are reflected in the 2021 period.
Due to the Company's net loss during the three months ended March 31, 2021 and 2020, there was no dilutive effect of common stock equivalents because the effects of such would have been anti-dilutive. For the three months ended March 31, 2020, using the treasury stock method, the weighted-average common stock equivalents excluded from diluted loss per share calculation was 3.2 million shares related to warrants. Additionally, for the three months ended March 31, 2021, due to the anti-dilutive impact on income per common share, the weighted-average common stock equivalents excluded from the diluted income per share calculation was 57.6 million shares related to warrants. Unvested restricted stock units granted in 2019 were excluded from common stock equivalent calculations because the number of shares required to settle such stock-based compensation awards is not known until the future vesting date.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
18. Segment Information
The Company's reportable segments are comprised of operating units that have revenues, earnings or losses, or assets exceeding 10% of the respective consolidated totals, and are consistent with the Company’s management reporting structure. Each segment is reviewed by the executive decision-making group to make decisions about allocating the Company's resources and to assess their performance. The tables below summarize the Company's segment information (dollars in thousands):

	Three Months Ended March 31,
	Hycroft Mine	Corporate and Other	Total
2021
Revenue - Note 14	$19,036	$—	$19,036
Cost of sales	29,402	—	29,402
Other operating costs	595	3,794	4,389
Loss from operations	(10,961)	(3,794)	(14,755)
Interest expense - Note 9	—	(4,449)	(4,449)
Fair value adjustment to warrants - Note 19	—	9,493	9,493
Interest income	23	—	23
Income (loss) before income taxes	(10,938)	1,250	(9,688)
Income taxes - Note 16	—	—	—
Net income (loss)	$(10,938)	$1,250	$(9,688)

2020
Revenue - Note 14	$11,146	$—	$11,146
Cost of sales	23,890	—	23,890
Other operating costs	93	2,006	2,099
Loss from operations	(12,837)	(2,006)	(14,843)
Interest expense - Note 9	(85)	(19,802)	(19,887)
Fair value adjustment to warrants - Note 19	—	—	—
Interest income	112	—	112
Loss before income taxes	(12,810)	(21,808)	(34,618)
Income taxes - Note 16	—	—	—
Net loss	$(12,810)	$(21,808)	$(34,618)

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
19. Fair Value Measurements
Recurring fair value measurements
The following table sets forth by level within the fair value hierarchy, the Company’s liabilities measured at fair value on a recurring basis (dollars in thousands).

	Hierarchy Level	March 31, 2021	December 31, 2020
Liabilities:
Other liabilities, non-current
5-Year Private Warrants	2	5,869	15,327
Seller Warrants	2	28	62
Total		$5,897	$15,389
5-Year Private Warrants
The 5-Year Private Warrants are valued using a Black-Scholes model that requires a variety of inputs including the Company's stock price, the strike price of the 5-Year Private Warrants, the risk-free rate, and the implied volatility. As the terms of the 5-Year Private Warrants are identical to the terms of the 5-Year Public Warrants except that the 5-Year Private Warrants, while held by the SPAC sponsor and/or SPAC underwriter and their permitted transferees, are precluded from mandatory redemption and are entitled to be exercise on a "cashless basis" at the holder’s election, the implied volatility used in the Black-Scholes model is calculated using a Monte-Carlo model of the 5-Year Public Warrants that factors in the restrictive redemption and cashless exercise features of the 5-Year Private Warrants. The Company updates the fair value calculation on at least a quarterly basis, or more frequently if changes in circumstances and assumptions indicate a change from the existing carrying value.
Seller Warrants
As part of the Recapitalization Transaction, the Company assumed Seller's obligations under the Seller Warrant Agreement and the 12.7 million Seller Warrants outstanding became exercisable into shares of the Company's common stock. The Seller Warrant Agreement also contains certain terms and features to reduce the exercise price and increase the number of shares of common stock each warrant is exercisable into. As a result, Seller Warrants are considered derivative financial instruments and carried at fair value. The fair value of Seller Warrants was computed by an independent third-party consultant (and validated by the Company) using a Monte Carlo simulation-based model that requires a variety of inputs, including contractual terms, market prices, exercise prices, equity volatility and discount rates. The Company updates the fair value calculation on at least an annual basis, or more frequently if changes in circumstances and assumptions indicate a change from the existing carrying value. See Note 11 - Warrant Liabilities for additional information on the Seller Warrants.
Items disclosed at fair value
Debt
The Sprott Credit Agreement and the Subordinated Notes are privately held and, as such, there is no public market or trading information available for such debt instruments. As of March 31, 2021 and December 31, 2020, the fair value of the Company’s debt instruments was $156.8 million and $154.9 million, compared to the carrying value of $153.3 million and $147.8 million as of March 31, 2021 and December 31, 2020, respectively. The fair value of the principal of the Company’s debt instruments, including capitalized interest, was estimated using a market approach in which pricing information for publicly traded, non-convertible debt instruments with speculative ratings were analyzed to derive a mean trading multiple to apply to the December 31, 2020 balances.
Royalty obligation
As of March 31, 2021 and December 31, 2020, the estimated net present value of the Company’s Royalty obligation was $117.8 million and $148.4 million, respectively, compared to the carrying value of $30.0 million as of both March 31, 2021 and December 31, 2020. The net present value of the Company's Royalty obligation was modeled using the following level 3 inputs: (1) market consensus inputs for future gold and silver prices; (2) a precious metals industry consensus discount rate of 5.0%; and (3) estimates of the Hycroft Mine’s life-of-mine gold and silver production volumes and timing.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
20. Supplemental Cash Flow Information
The following table provides supplemental cash flow information (dollars in thousands):

	Three Months Ended March 31,
	2021	2020
Cash paid for interest	$—	$3,313

Significant non-cash financing and investing activities:
Increase in debt from in-kind interest	3,671	16,420
Plant, equipment, and mine development additions included in accounts payable	911	364
Plant, equipment, and mine development acquired by note payable	407	—
Vesting of restricted stock units	115	—
Accrual of deferred financing and equity issuance costs	—	382
In addition to the supplemental cash flow information shown above, Note 3 - Recapitalization Transaction provides additional details on non-cash transactions that were part of the Recapitalization Transaction, as well as information on non-cash interest charges.
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
Financial commitments not recorded in the financial statements
As of March 31, 2021 and December 31, 2020, the Company's off-balance sheet arrangements consisted of operating lease agreements, a net profit royalty arrangement, and a future purchase obligation for consignment inventory.
Operating leases
During the year ended December 31, 2020, the Company signed two leases for the rental of mining equipment. The operating leases for mobile mining equipment were used to supplement the Company’s own fleet. Each lease had less than a year remaining as of March 31, 2021. The total remaining minimum lease payments for the two leases was approximately $4.6 million as of March 31, 2021.
The Company also holds operating leases. Rent expense is $0.1 million annually and the leases expire between July 2021 and January 2022.
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

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
Net profit royalty
A portion of the Hycroft Mine is subject to a mining lease that requires a 4% net profit royalty be paid to the owner of certain patented and unpatented mining claims. The mining lease also requires an annual advance payment of $120,000 every year mining occurs on the leased claims. All advance annual payments are credited against the future payments due under the 4% net profit royalty. An additional payment of $120,000 is required for each year total tons mined on the leased claims exceeds 5.0 million tons. As of March 31, 2021, total tons mined from the leased claims did not exceed 5.0 million tons. The total payments due under the mining lease are capped at $7.6 million, of which the Company has paid or accrued $2.8 million and included $0.4 million in Other assets, non-current in the consolidated balance sheets as of March 31, 2021.
Consignment inventory
During the first quarter of 2020, the Company entered into an agreement with a spare parts supplier that requires the supplier to maintain a specified inventory of replacement parts and components that are exclusively for purchase by the Company (the "Consignment Inventory Agreement"). Pursuant to the Consignment Inventory Agreement, the Company is required to purchase all of the un-replenished consignment stock inventory, totaling $2.5 million, over the two-year life of the Inventory Consignment Agreement. As of March 31, 2021, the Company had prepaid $1.8 million towards the un-replenished consignment stock inventory, which is included in Prepaids and other on the condensed consolidated balance sheets. Additionally, pursuant to the Inventory Consignment Agreement, in the first quarter of 2021, the Company purchased $0.5 million of replenished consignment stock inventory, payable monthly in 12 equal payments beginning in March 2021. The replenished stock inventory is included in Inventories on the condensed consolidated balance sheet, with an offsetting payable included in Accounts payable on the condensed consolidated balance sheet. See Note 2 - Summary of Significant Accounting Policies and Note 5 - Prepaids and Other for additional detail.
22. Related Party Transactions
Certain amounts of the Company's indebtedness have historically, and with regard to the $80.0 million of Subordinated Notes, are currently, held by five financial institutions. As of March 31, 2021, three of the financial institutions, Highbridge Capital Management, LLC (“Highbridge”), Mudrick Capital Management, L.P (“Mudrick”) and, Whitebox Advisors, LLC (“Whitebox”), held more than 10% of the common stock of the Company and, as a result, each are considered a related party (the "Related Parties") in accordance with ASC 850, Related Party Disclosures.  For the three months ended March 31, 2021 and 2020, Interest expense, net of capitalized interest included $1.8 million and $17.9 million, respectively, for the debt held by Related Parties. As of March 31, 2021 and December 31, 2020, the Related Parties held a total $73.0 million and $71.2 million, respectively, of debt. Additionally, during 2020, the Company's Compensation Committee and Board of Directors approved annual Director compensation arrangements for non-employee directors, of which $0.2 million is payable to Mudrick as of March 31, 2021. During the three months ended March 31, 2020, the Company paid $0.1 million to Mudrick and Mudrick vested in 5,047 restricted stock units that will convert into the same number of shares of the Company's common stock upon the Mudrick representative no longer serving on the Company's Board of Directors.
In connection with the closing of the Public Offering on October 6, 2020, Highbridge and Mudrick acquired 833,333, and 3,222,222 of the units, consisting of shares of common stock and Public Offering Warrants, issued in the Public Offering, respectively. Refer to Note 13 - Stockholders' Equity for further information.
23. Subsequent Events
On April 12, 2021, the Company executed an operating lease agreement for a new large wheel loader with equal monthly payments of $0.1 million payable over four years, in addition to monthly maintenance payments based upon a fixed rate per service maintenance units.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion, which has been prepared based on information available to us as of May 14, 2021, provides information that we believe is relevant to an assessment and understanding of our consolidated operating results and financial condition. As a result of the completion of the Recapitalization Transaction, the financial statements of Seller are now the financial statements of the Company. Prior to the Recapitalization Transaction, the Company had no operating assets but, upon consummation of the Recapitalization Transaction, the business and operating assets of Seller sold to the Company became the sole business and operating assets of the Company. Accordingly, the financial statements of Seller and its subsidiaries as they existed prior to the Recapitalization Transaction and reflecting the sole business and operating assets of the Company going forward, are now the financial statements of the Company. The following discussion should be read in conjunction with our other reports filed with the U.S. Securities and Exchange Commission (the “SEC”) as well as our consolidated financial statements (the "Financial Statements") and the notes thereto (the "Notes") included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2021. Terms not defined herein have the same meaning defined in the Financial Statements and the Notes.
The following MD&A generally discusses our condensed consolidated financial condition and results of operations for 2021 and 2020 and year-to-year comparisons between 2021 and 2020.
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
Operations restart
During the second quarter of 2019, we restarted open pit mining operations at the Hycroft Mine, and, during the third quarter of 2019, produced and sold gold and silver, which we have continued to do on an approximate weekly basis since restarting. As part of the 2019 restart of mining operations, existing equipment was re-commissioned, including haul trucks, shovels and a loader, upgrades were made to the crushing system and leach pad space was added to the existing leach pads. During 2020, we added mine equipment through rentals, began construction of additional leach pad space, and increased our total headcount in order to increase our mining rate.
As discussed throughout this MD&A, including within the Hycroft Mine section, during the three months ended March 31, 2021 we have been unable to fully achieve our internal operating, processing, sales, and production cost targets, which has resulted in net operating losses and negative cash flows before financing activities creating substantial doubt about our ability to continue as a going concern. Refer to the Going concern subsection of the Recent Developments section of this MD&A for additional details.
Health and Safety
We believe that safety is a core value and we support that belief through our philosophy of safe work performance. Our mandatory mine safety and health programs include employee engagement and ownership of safety performance, accountability, employee and contractor training, risk management, workplace inspection, emergency response, accident investigation, and program auditing. This integrated approach is essential to ensure that our employees, contractors, and visitors operate safely.
During the first quarter of 2021, we reported no lost time accidents. The Hycroft Mine’s total reportable incident frequency rate for the trailing twelve months (“TRIFR”), which includes other reportable incidents, is one of the metrics we use to assess safety performance, and it is generally in line to slightly elevated versus industry averages and significantly below historical levels experienced at the Hycroft Mine. During the first quarter of 2021 we continued our critical focus on safety, including allocating additional personnel, resources, workforce time, and communications to mine safety. These actions contributed to a reduction in our TRIFR to approximately 1.21 at March 31, 2021, compared with approximately 2.30 at December 31, 2020.

We will continue our safety efforts to reach the level of safety we expect and need to keep our workforce, contractors, and visitors safe.
For health and safety actions specific to COVID-19, refer to the Recent Developments section of this MD&A.
Executive Summary
In the first quarter of 2021 we operated a conventional run-of-mine (“ROM”) operation with a mix of the Hycroft-owned mining fleet and a rental mining fleet and our technical team continued to progress and develop our understanding of the requirements for implementing the proprietary two-stage sulfide heap oxidization and leach process on a commercial production scale. Highlights for the first quarter of 2021 include:
•Ounces and realized prices -The Hycroft Mine produced 13,858 ounces of gold and 94,845 ounces of silver and sold 9,830 ounces of gold (average realized price of $1,784) and 57,236 ounces of silver (average realized price of $26.12). During the first quarter of 2021, we exceeded plan for ounce production and remain on target for full year guidance.
•Leach pads – During the first quarter of 2021, we spent $3.2 million (inclusive of $0.7 million in capitalized interest) on the leach pad expansion project for completing construction to the appropriate point at which we believe there is a low risk of adverse impacts to the leach pad and we also completed the purchase of certain long-lead time items. As discussed in the 2021 Outlook section, due to strategic shifts in our focus for 2021, we have temporarily deferred completing the construction and commissioning of the leach pad expansion. We also developed stacking plans that created sufficient capacity on the existing Brimstone pad (approximately 34 million tons) to meet our production needs with a conventional leach operating plan for approximately three years.
•Cash flows and liquidity – Our available cash balance on March 31, 2021 was $36.5 million, following year-to-date 2021 net operating cash outflows of $14.8 million, and cash outflows from investing activities of $5.1 million.
•Going concern – As of March 31, 2021, substantial doubt existed about our ability to continue as a going concern as we may need additional capital, which is contemplated based on, among other things, our current estimates of production, costs, metal prices, capital expenditures, and debt service obligations over the next twelve months from the filing date of this Quarterly Report on Form 10-Q for the period ended March 31, 2021.

Recent Developments
Going concern
As discussed in Note 2 - Summary of Significant Accounting Policies to the Notes to the Financial Statements, events and conditions exist that, when considered individually or in the aggregate, raise substantial doubt about our ability to continue as a going concern because without additional funding we may be unable to meet our obligations as they become due within one year after the date that the financial statements for the period ended March 31, 2021 were issued. Although we completed the Recapitalization Transaction during the 2020 second quarter and completed the underwritten public offering on October 6, 2020, for estimated proceeds net of discount and equity issuance costs of $83.1 million, using our internal forecasts and cash flow projection models, we currently project we will likely require additional cash from financing activities in less than 12 months from the date of this Quarterly Report on Form 10-Q to meet our operating and investing requirements and future obligations as they become due.
Our ability to continue as a going concern is contingent upon securing additional funding for working capital, capital expenditures and other corporate expenses so that we can increase sales by achieving higher cost-effective operating tonnages and recovery rates and generate positive cash flows.
COVID-19
In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic, which continues to spread throughout the United States. Efforts implemented by local and national governments, as well as businesses, including temporary closures, have had adverse impacts on local, national and global economies. We have implemented health and safety policies and protocols for employees, contractors, and visitors that follow guidelines published by the Center for Disease Control (CDC) and the Mine Safety and Health Administration (MSHA). During the first quarter of 2021, and the fourth quarter of 2020, our operations were limited by COVID-19 related absences, however the impact while negative, did not materially and adversely affect our operations. The extent of the impact of COVID-19 on our operational and financial performance going forward will depend on certain developments, including but not limited to the duration and continued spread of the outbreak and strand mutations, the availability and use of vaccines, the development of therapeutic drugs and treatments, and the direct and indirect impacts on our employees, vendors, and customers, all of which are uncertain and cannot be fully anticipated or predicted. Since the Hycroft Mine represents the entirety of our operations, any further COVID-19 outbreaks at the mine site or any governmental restrictions implemented to combat the pandemic could result in a partial or an entire shutdown of the Hycroft Mine itself, which would adversely impact our financial position, operating results, and cash flows.
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
To date, COVID-19 related absences have limited our operations, but did not materially disrupt our operations. Additionally, we have not experienced any material disruptions to our supply chain because of COVID-19. However, we can provide no assurance that our operations will not be materially adversely affected by the COVID-19 pandemic in the future that could result from any worsening of the pandemic, the effect of mutating strains, additional outbreaks of the pandemic, actions taken to contain the pandemic’s spread or treat its impact, continued availability of vaccines, and their distribution, acceptance and efficacy, and governmental, business and individual personal actions taken in response to the pandemic among others.

Technical review summary
The new leadership team established at the mine launched into an extensive and detailed review of the Hycroft Mine and took immediate steps to rectify operational shortcomings, significantly reduce costs, and put in place an operating team aligned with the Company’s long-term strategy to establish the Hycroft Mine as a long-life, low-cost gold and silver producer. To date, the team has made significant strides at the Hycroft Mine through elevating the safety performance, improving the culture at Hycroft, establishing operational improvements, reducing spend, and identifying several areas for continued enhancement. The 2021 actions were quickly implemented and, in the first quarter, we saw significant improvement in safety performance and costs as we continued to reduce our reliance on contractors. Incident and near miss reporting increased as expected as the team initiated numerous campaigns to recognize, report, and eliminate safety hazards. In 2021, we have seen and will continue to see continued improvement in safe work performance.
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
2021 Outlook
During 2021, we intend to focus our efforts on placing the Hycroft Mine in a position for a future ramp up of production at the appropriate time. Our focus for 2021 will entail mining and processing ROM oxide and transitional ores aimed at maximizing ounce production and cash flows and preserving our cash. Compared to sulfide ore, ROM oxide and transitional ore can be processed at a lower cost because this material does not require crushing, rehandling, or soda ash reagent application, and the shorter recovery cycle reduces working capital. The ROM operating plan for 2021 will provide us the opportunity to complete and evaluate the results of the ongoing technical and optimization work for the proprietary two-stage heap oxidation and leach process. Based upon the findings and results of this evaluation process, we may update or file a new technical report. We currently have established goals and budgeted estimated costs for this work in 2021 or 2022.

Production outlook
Although the 2021 ROM budgeted operating plan reduces annual mining activity from 2020, we expect to increase total annual production to 45,000 - 55,000 ounces of gold and 400,000 - 450,000 ounces of silver by drawing down inventory that has been previously stacked on the leach pads and stacking ROM oxide and transitional material with a shorter recovery cycle. We anticipate that mining in the first seven months of 2021 will be performed using the existing Hycroft fleet and a rental fleet, moving approximately 1.5 million tons per month of ore and waste. For the remainder of the year, we intend to mine varying levels of oxide and transitional ore and waste with a combination of the Hycroft mining fleet and the rental mining fleet. The ROM operating plan will allow us to maintain our existing workforce while allowing time to optimize the mining plan, take additional steps to define the ore body, and resolve technical issues related to developing processes and procedures for the efficient and effective recovery of gold and silver from the two-stage heap oxidation and leaching of sulfide ore, thereby positioning the mine site for the first phase ramp up and future growth. At current metal prices, our full-year 2021 production costs are expected to exceed gold and silver revenues due to fixed costs and lower planned ROM volumes. The ROM volumes reflect the current processing capacity which is limited until we can complete expenditures necessary to refurbish the North Merrill-Crowe plant and construct the second refinery.

Technical activities
During the first quarter of 2021, we continued to work alongside our industry leading consultants to identify and investigate opportunities for improvements in operating parameters for the Hycroft operation. Areas under review and development include:
(1)finalizing diagnostic lab procedures for oxidation and leach amenability testing, which is required to support the variability testing as well as diagnose ongoing amenability characterization of sulfide ores;
(2)commencing a metallurgical drilling campaign that forms the basis of the geo-metallurgical variability testing;
(3)assessing oxide-transition mining, stacking, and metal plans; and
(4)creating a dynamic leach pad model.
The additional variability test work will also include detailed mineralogy studies as it is important to understand the role other minerals may play in the overall oxidation process and to enhance our ability to measure oxidation rates accurately and consistently. We have developed an approximate $10 million program for drilling and additional metallurgical and mineralogical studies in 2021. This program of work has been approved by our Board of Directors and is expected to be funded from existing cash and our current operating plan.
Based on our recent understanding of the two-stage heap oxidation and leach process, and consistent with our strategy to position the Hycroft Mine for a ramp up at the appropriate time, much of our technical efforts for 2021 will include focusing on achieving the below items:
•Leach pad optimization – We developed a stacking plan for the 2021 ROM plan that utilizes existing leach pads, preserving the new leach pad for sulfide ores, and facilitates deferring the capital expenditures to complete and commission the new leach pad into 2022.
•Technical analyses – The technical work programs taking place in 2021 may provide information for evaluating enhancements, updates, and opportunities for the novel process, while also considering processing technologies for certain ores that may generate enhanced value.
•Mine planning and exploration – The mining team was expanded to include a professional with expertise in geologic modeling and a track record for establishing successful exploration and geology programs. The mining team, together with the exploration team, and Forte Dynamics, Inc., a multi-faceted engineering and consulting firm in open pit mining and heap leach processes, are working to identify additional opportunities to explore areas with higher grade potential and identify mine plan enhancements for improved cash flows.
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

Hycroft Mine
Operations
The following table provides a summary of operating results for the Hycroft Mine:

		Three Months Ended March 31,
		2021	2020
Ore mined - sulfide/crusher feed	(ktons)	419	957
Ore mined - ROM	(ktons)	2,466	305
Total ore mined	(ktons)	2,885	1,262
Waste mined	(ktons)	1,195	165
Total mined and rehandled	(ktons)	4,080	1,427

Waste tons to ore tons strip ratio	(#)	0.41	0.13

Ore grade mined - gold	(oz/ton)	0.013	0.018
Ore grade mined - silver	(oz/ton)	0.258	0.150

Production - gold	(oz)	13,858	6,972
Production - silver	(oz)	94,845	41,911

Ounces sold - gold	(oz)	9,830	6,560
Ounces sold - silver	(oz)	57,236	49,373

Average realized sales price - gold	($/oz)	$1,784	$1,577
Average realized sales price - silver	($/oz)	$26.12	$16.16
As shown above, tons mined, ounces produced, ounces sold and average realized prices significantly increased during the three months ended March 31, 2021, compared with the prior year due to ramping up mining and operations beginning in the second quarter of 2020.
Mining
As shown in the table above, tons mined, ounces produced, ounces sold, and average realized prices significantly increased during the three months ended March 31, 2021. However, mining activity during the first quarter of 2021 was negatively impacted by unfavorable levels of manpower due to recruiting shortfalls, as well as absences due to indirect exposure to COVID-19 and COVID-19 related illnesses, and operational issues from our new drill and blast contractor.
The gold grades of ore mined during 2021 were as planned and decreased from the comparable period of 2020 in which existing higher grade stockpile ore was mined prior to starting any drilling and blasting.
Crushing
The crusher did not operate during the first quarter of 2021, as all our mined ROM ore was routed to the Brimstone leach pad and sulfide ore was stockpiled. Based on the current ROM plan for 2021 we do not plan to operate the crusher in 2021.
Processing
During 2021, ore placed on the pre-commercial leach pads was transitional ore, which based on studies and processing results in the second half of 2020, indicate this ore is more amenable to direct leach, as the costs and time associated with oxidizing transitional ore do not yield significantly better recoveries than routing transitional ore as direct leach. The ore mined over the next twelve months will be predominantly ROM oxide ore and transitional ore and we will stockpile sulfide ore that we encounter.

Production and sales
Our first quarter 2021 production and sales levels increased over the comparable 2020 period due to increased quantities of ROM tons and ounces placed in the fourth quarter of 2020. The recovered ounces realized in the first quarter of 2021 resulted from continued leach production of those inventory ounces, higher leach solution flows to the pad and improving recovery performance from the Brimstone plant. Average realized gold prices per ounce increased during the first quarter of 2021 and combined with the higher volumes resulted in revenue of $19.0 million as compared to $11.1 million in the comparable 2020 period.
Leach pad expansion project
In the fourth quarter of 2020 we developed a stacking plan for the 2021 ROM plan that utilizes existing leach pads, preserving the new leach pad for sulfide ores, and facilitates deferring the capital expenditures to complete and commission the new leach pad into late 2022 or 2023. During the first quarter of 2021 we completed activities to the appropriate point at which we believe it will reduce the risk of adverse impacts to the leach pad. We also completed the purchase of certain long-lead time items and no further activity is planned for 2021. Sufficient capacity remains on the existing Brimstone pad (approximately 34 million tons) to meet our production needs with a conventional leach operating plan for approximately three years.
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
The Hycroft Technical Report provides the results of the Hycroft Mine heap leach feasibility study that evaluated the possibility of oxidizing and leaching transitional and sulfide ores in a heap leach application. The feasibility study analyzes a full-scale operation including construction of new leach pads and expanded mining activities. Key components of the process that currently exist onsite include heap leach pads, a crushing facility consisting of primary, secondary, and tertiary crushing, two Merrill-Crowe plants having a total capacity of 26,000 gallons per minute, and associated support facilities.
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

Due to the high silver content of the pregnant solution, gold and silver are recovered by zinc cementation. We have two existing Merrill-Crowe plants that can be used to process pregnant solution from the heap leach operation. The older plant has a capacity of 4,500 gallons per minute. The newer plant is considerably larger, with a nameplate capacity of 21,500 gallons per minute, but is not operational at present.
Overall, the Hycroft Technical Report reflects 7.8 million ounces of payable gold and 344.1 million ounces of payable silver produced and sold.
Results of Operations
Revenues
Gold revenue
The table below summarizes gold sales, ounces sold and average realized prices for the following periods (dollars in thousands, except per ounce amounts):

	Three Months Ended March 31,
	2021	2020
Gold revenue	$17,541	$10,348
Gold ounces sold	9,830	6,560
Average realized price (per ounce)	$1,784	$1,577
During the three months ended March 31, 2021, gold revenue was $17.5 million, compared to $10.3 million for the comparable period of 2020. The significant increase in revenue during the 2021 period was attributable to the mine having more ore under leach as mining and processing operations increased beginning in the second quarter of 2020, resulting in higher production-related inventory balances and gold revenue during the first quarter of 2021. We also benefited from favorable gold prices, which were $207 per ounce, or 13%, higher during the three months ended March 31, 2021, compared to the same period of 2020. Gold revenue was adversely affected during the three months ended March 31, 2020 due to lower gold ounces available for sale as a result of write-downs of recoverable gold ounces on the leach pads (see Note 4 - Inventories to the Notes to the Financial Statements).
Silver revenue
The table below summarizes silver sales, ounces sold and average realized prices for the following periods (dollars in thousands, except per ounce amounts):

	Three Months Ended March 31,
	2021	2020
Silver revenue	$1,495	$798
Silver ounces sold	57,236	49,373
Average realized price (per ounce)	$26.12	$16.16
During the three months ended March 31, 2021, silver revenue was $1.5 million compared to $0.8 million for the comparable period of 2020. Similar to gold revenue, the increase in silver revenue during the first quarter of 2021 was attributable to the mine having more ore under leach as compared to the same 2020 period. We also benefited from favorable silver prices, which were nearly $10 per ounce higher during the three months ended March 31, 2021, compared to the same period of 2020. Silver revenue was adversely affected during the three months ended March 31, 2020 due to lower silver ounces available for sale as a result of write-downs of recoverable ounces on the leach pads.

Total cost of sales
Total cost of sales consists of Production costs, Depreciation and amortization, Mine site period costs, and Write-down of production inventories. The table below summarizes total cost of sales for the following periods (dollars in thousands):

	Three Months Ended March 31,
	2021	2020
Production costs	$17,817	$8,957
Depreciation and amortization	1,041	1,334
Mine site period costs	10,544	6,634
Write-down of production inventories	—	6,965
Total cost of sales	$29,402	$23,890
Production costs
For the three months ended March 31, 2021, we recognized $17.8 million in Production costs, or $1,813 per ounce of gold sold, compared to $9.0 million, or $1,365 per ounce of gold, sold during the same period of 2020. The increase in total production costs was due to an increase of 3,270 gold ounces sold at a higher average cost per ounce during the three months ended March 31, 2021 compared to the same period of 2020. Higher gold prices during the three months ended March 31, 2021 resulted in increased carrying values, and related production costs per gold ounce sold, for production-related inventories compared to same period of 2020. As discussed in the below Mine site period costs section, throughout 2020 and the first quarter of 2021, a high operating cost structure at current levels of production has resulted in write-downs to ending inventory values per ounce of gold that approximate the net realizable value per ounce of gold (after considering future costs to complete and sell) as determined in accordance with our accounting policies. Accordingly, production costs per ounce of gold sold has been partially limited by the impact of recognizing Mine site period costs, which lowers the carrying value of production-related inventories.
Depreciation and amortization
Depreciation and amortization was $1.0 million, or $106 per ounce of gold sold for the three months ended March 31, 2021, compared to $1.3 million, or $203 per ounce of gold sold, during the same period of 2020. The decrease in total depreciation and amortization costs per ounce of gold sold was largely due to an increase of 3,270 gold ounces sold during the three months ended March 31, 2021 compared to the same period of 2020.
Mine site period costs
During the three months ended March 31, 2021, inclusive of depreciation and amortization, we recorded $10.5 million of Mine site period costs for costs that were in excess of the net realizable value per ounce of gold inventories, compared to $6.6 million during the same period of 2020. Such period costs are generally the result of recurring or significant downtime or delays, unusually high levels of repairs, inefficient operations, overuse of processing reagents, inefficient cost-volume structures, or other unusual costs and activities, and cannot be recorded to production-related inventories based on the threshold established by the calculation of the estimated net realizable value per ounce of gold.
Write-down of production inventories
We did not record any production-related inventory write-downs during the three months ended March 31, 2021. As discussed in Note 4 - Inventories to the Notes to the Financial Statements, based on metallurgical balancing results, during the three months ended March 31, 2020, we determined that 3,980 ounces of gold that had been placed on the leach pads were no longer recoverable and recognized a $7.0 million Write-down of production inventories on the consolidated statements of operations, which included production costs of $6.5 million, and capitalized depreciation and amortization costs of $0.5 million.

General and administrative
General and administrative totaled $3.8 million and $2.0 million during the three months ended March 31, 2021 and 2020, respectively. The increase of $1.8 million during the three months ended March 31, 2021 was primarily due to: (i) $0.9 million of additional legal, professional, and consulting fees associated with general corporate matters and obligations as a public company and (ii) an increase of $0.6 million in salary and compensation costs from increased corporate headcount.
Projects and development
During the three months ended March 31, 2021, Projects and development costs totaled $0.5 million and related to the following activities: (i) analyzing established feasibility studies; (ii) conducting geological studies; (iii) oversight and project management; and (iv) drilling, engineering, and metallurgical activities. We did not incur any such costs during the three months ended March 31, 2020.
Accretion
We recorded $0.1 million of Accretion during both the three months ended March 31, 2021 and 2020, which related to our Asset retirement obligation and future reclamation costs. Refer to Note 12 - Asset Retirement Obligation to the Notes to the Financial Statements for further detail.
Interest expense, net of capitalized interest
As discussed and detailed in Note 9 - Debt, Net to the Notes to the Financial Statements, Interest expense, net of capitalized interest totaled $4.4 million and $19.9 million during the three months ended March 31, 2021 and 2020, respectively, decreasing by $15.5 million during the three months ended March 31, 2021. The substantial decrease in interest expense for the three months ended March 31, 2021 compared to the same period of 2020 was a result of completing the Recapitalization Transaction on May 29, 2020, which caused the exchange or conversion of the majority of Seller's $627.8 million debt outstanding to equity, thus resulting in post-Recapitalization Transaction indebtedness totaling $159.8 million for the Sprott Credit Agreement and Subordinated Notes.
Fair value adjustments to warrants
During the three months ended March 31, 2021, the Fair value adjustments to warrants resulted in a non-cash gain of $9.5 million as the market trading values of our publicly listed warrants decreased, which was primarily due to a decrease in the underlying trading price of our common shares. We did not incur any such warrant adjustment during the three months ended March 31, 2020. Refer to Note 11 - Warrant Liabilities within the Notes to the Consolidated Financial Statements for further detail.
Interest income
Interest income totaled approximately $23,000 and $0.1 million during the three months ended March 31, 2021 and 2020, respectively. Interest income was lower the three months ended March 31, 2021 primarily due to decreases in interest rate yields from the comparable period of 2020.
Income taxes
There was no income tax benefit or expense, net, recognized during the three months ended March 31, 2021 and 2020. We have not recorded any future income tax benefits for net losses generated after the completion of the Recapitalization Transaction, due to a full valuation allowance recorded against our net operating loss carryforward earned after the Recapitalization Transaction. For additional details, refer to Note 16 - Income Taxes to the Notes to the Financial Statements.
Net loss
For the reasons discussed above, we recorded a net loss of $9.7 million for the three months ended March 31, 2021, which included a gain from Fair value adjustments to warrants of $9.5 million, compared to a net loss of $34.6 million for the three months ended March 31, 2020.

Liquidity and Capital Resources
General
Our primary cash requirements during the three months ended March 31, 2021 related to the $14.8 million of cash used in the Company's operations and $5.1 million of cash used in investing activities, including $2.5 million spent on the leach pad expansion project (which excludes $0.7 million of capitalized interest). We have yet to generate positive cash flow from operations and we do not expect to do so for the full year 2021. Historically, we have been dependent on various forms of debt and equity financing to fund our business and we currently project we will likely require additional cash from financing activities in less than 12 months from the date of this report to meet our operating and investing requirements and future obligations as they become due. We did not complete any financing activities during the three months ended March 31, 2021.
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
Our future liquidity and capital resources management strategy entails a disciplined approach to monitor the timing and amount of any drilling, metallurgical and mineralogical studies and operational tonnage ramp-up of the Hycroft Mine while attempting to remain in a position that allows us to respond to changes in our business environment, such as a decrease in metal prices or lower than forecasted future cash flows, and changes in other factors beyond our control. As discussed in the Going concern subsection of the Recent Developments section of this MD&A, using estimates of future production costs, operational metrics, and planned capital, project, drilling, and development costs, at current metal spot prices, we do not expect the Hycroft Mine to report positive net operating cash flows during the following 12 months from the issuance date of this report. However, we have undertaken efforts aimed at managing our liquidity and preserving our capital resources by, among other things: (i) monitoring metal prices and the impacts (near-term and future) they have on our business; (ii) developing plans and forecasts that we expect to be reliable and achievable considering historical operational and processing challenges encountered to date; (iii) controlling our working capital and managing discretionary spending; (iv) reviewing contractor usage and rental agreements for more economic options; and (v) planning the timing and amounts of capital expenditures and drilling, metallurgical and mineralogical study costs at the Hycroft Mine and deferring such items that are not expected to benefit our near term operating plans.

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
The following table summarizes our projected sources of future liquidity, as recorded within our financial statements (dollars in thousands):

	March 31, 2021	December 31, 2020
Cash	$36,497	$56,363
Accounts receivable	14	426
Metal inventories(1)	12,668	6,418
Ore on leach pads, current(2)	33,090	38,041
Total projected sources of future liquidity	$82,269	$101,248
(1)Metal inventories contained approximately 7,492 recoverable ounces of gold that are expected to be sold within the next 12 months. Assuming a gold selling price of $1,691 per ounce (the March 31, 2021 P.M. fix) and excluding any proceeds from silver sales, the sale of all gold ounces estimated to be recovered from our metal inventories would provide us with $12.7 million of revenue. See Note 4 - Inventories to the Notes to the Financial Statements for additional information.
(2)Ore on leach pads, current contained approximately 20,140 ounces of gold that are expected to be processed into finished goods and then sold within the next 12 months. Assuming a gold selling price of $1,691 per ounce (the March 31, 2021 P.M. fix) and excluding any proceeds from silver sales, the sale of all gold ounces estimated to be recovered from our ore on leach pads would provide us with $34.1 million of revenue. We also have ore on leach pads that is not expected to be processed into finished goods within the next 12 months of $9.5 million; accordingly, we exclude this inventory from our projected sources of future liquidity. See Note 4 - Inventories to the Notes to the Financial Statements for additional information.

Three months ended March 31, 2021 compared to the three months ended March 31, 2020
The following table summarizes our sources and uses of cash for the following periods (dollars in thousands):

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$(9,688)	$(34,618)
Net non-cash adjustments	(2,846)	26,582
Net change in operating assets and liabilities	(2,227)	(11,409)
Net cash used in operating activities	(14,761)	(19,445)
Net cash used in investing activities	(5,082)	(2,090)
Net cash provided by financing activities	—	21,658
Net (decrease) increase in cash	(19,843)	123
Cash and restricted cash, beginning of period	96,040	48,967
Cash and restricted cash, end of period	$76,197	$49,090
Cash used in operating activities
During the three months ended March 31, 2021, we used $14.8 million of cash in operating activities primarily attributable to a net loss of $9.7 million, the cash impact of which was equal to $12.5 million, and $2.2 million used for working capital, which included $4.0 million used to increase production-related inventories. The largest non-cash items included in net income during the three months ended March 31, 2021 included a $9.5 million gain from Fair value adjustments to warrants and Interest expense, net of capitalized interest of $4.4 million.
For the three months ended March 31, 2020, we used $19.4 million of cash for operating activities primarily attributable to a net loss of $34.6 million, the cash impact of which was equal to $8.0 million, and $11.4 million used for working capital, including the operational ramp up following the 2019 restart of the Hycroft Mine using a net $10.9 million to increase production-related inventory balances. Cash outflows during the three months ended March 31, 2020 were partially offset by certain non-cash expenses included in Net loss, such as $17.0 million of non-cash interest expense and a $7.0 million Write-down of production inventories.
Cash used in investing activities
For the three months ended March 31, 2021 and 2020, we used $5.1 million and $2.1 million, respectively, in investing activities. For the three months ended March 31, 2021, expenditures included $2.5 million (exclusive of capitalized interest of $0.7 million) for the leach pad expansion project and $1.4 million for purchased equipment. For the three months ended March 31, 2020, the majority of the capital expenditures related to construction of new leach pad space.
Cash provided by financing activities
There were no cash financing activities during the three months ended March 31, 2021. Cash provided by financing activities was $21.7 million for the three months ended March 31, 2020, which included $24.9 million in aggregate principal amount of 1.25 Lien Notes issued to fund the Hycroft Mine restart and ramp up of mining operations, net of $2.6 million for legal and consulting fees related to the Recapitalization Transaction and $0.6 million in principal payments for the First Lien loan.

Future capital and cash requirements
The following table provides our gross contractual cash obligations as of March 31, 2021, which are grouped in the same manner as they were classified in the cash flows in order to provide a better understanding of the nature of the obligations and to provide a basis for comparison to historical information. We believe the following provides the most meaningful presentation of near-term obligations expected to be satisfied using current and available sources of liquidity (dollars in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating activities:
Net smelter royalty(1)	$448,454	$2,036	$19,578	$24,327	$402,513
Remediation and reclamation expenditures(2)	62,032	—	—	—	62,032
Interest payments(3)	15,705	5,230	8,858	1,617	—
Operating lease requirements(4)	4,733	4,733	—	—	—
Crofoot royalty(5)	4,750	240	480	480	3,550
Consignment inventory(6)	833	833	—	—	—
Financing activities:	—
Repayments of debt principal(7)	213,381	5,734	41,526	28,263	137,858
Additional interest payments(8)	9,348	2,200	4,399	2,749	—
Total	$759,236	$21,006	$74,841	$57,436	$605,953
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
(2)Mining operations are subject to extensive environmental regulations in the jurisdictions in which they are conducted and we are required, upon cessation of operations, to reclaim and remediate the lands that our operations have disturbed. The estimated undiscounted cash outflows of these remediation and reclamation obligations are reflected here. In the above presentation, no offset has been applied for the $59.9 million of our reclamation bonds or for the $39.7 million of cash collateral for those bonds included in Restricted Cash.
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
(8)Additional interest payments consist of repayments of additional interest under the Sprott Credit Agreement, commencing February 28, 2021 (with the first cash payment due three months after such date) and ending on the maturity date.

Debt covenants
Our debt agreements contain representations and warranties, events of default, restrictions and limitations, reporting requirements, and covenants that are customary for agreements of these types.
The Sprott Credit Agreement contains covenants that, among other things, restrict or limit the ability of the Company to enter into encumbrances (other than Permitted Encumbrances), incur indebtedness (other than Permitted Indebtedness), dispose of its assets (other than Permitted Disposals), pay dividends, and purchase or redeem shares, as such terms are defined in the Sprott Credit Agreement. The Sprott Credit Agreement requires the Company to ensure that, at all times, both its Working Capital and Unrestricted Cash are at least $10.0 million, as such terms are defined in the Sprott Credit Agreement, and that at least every six months we demonstrate our ability to repay and meet all present and future obligations as they become due with a financial Model that uses consensus gold prices discounted by 5.0%, as such terms are defined in the Sprott Credit Agreement. The Subordinated Notes (as defined herein) include customary events of default, including those relating to a failure to pay principal or interest, a breach of a covenant, representation or warranty, a cross-default to other indebtedness, and non-compliance with security documents.
As of March 31, 2021, the Company was in compliance with all covenants under its debt agreements.
Off-balance sheet arrangements
As of March 31, 2021, our off-balance sheet arrangements consisted of operating lease agreements (see Note 21 - Commitments and Contingencies to our Notes to the Financial Statements), a net profit royalty arrangement (see Note 21 - Commitments and Contingencies to the Notes to the Financial Statements), and a future purchase obligation for consignment inventory (see Note 5 - Prepaids and Other to the Notes to the Financial Statements).
Accounting Developments
For a discussion of any recently issued and/or recently adopted accounting pronouncements, see Note 2 - Summary of Significant Accounting Policies to the Notes to the Financial Statements.

Critical Accounting Estimates
This MD&A is based on our Condensed Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these statements requires us to make assumptions, estimates, and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. For information on the most critical accounting estimates used to prepare the Condensed Financial Statements, see the Critical Accounting Estimates section included in Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K/A for the year ended December 31, 2020, as amended on May 14, 2021.
The following new critical accounting estimate was adopted during the three months ended March 31, 2021, see Note 2 - Summary of Significant Accounting Policies to the Notes to the Financial Statements for additional information.
Fair value of warrant liability
Estimate Required:

We account for the 5-Year Private Warrants to purchase shares of our common stock that are not indexed to our own stock as liabilities at fair value on the balance sheet. The warrants are subject to remeasurement at each balance sheet date, and any change in fair value is recognized as a component of Other income (expense), net on the statement of operations. We will continue to adjust the liability for changes in fair value of the 5-Year Private Warrants until the earlier of the (i) exercise or expiration of the 5-Year Private Warrants or (ii) the transfer of any 5-Year Private Warrants to any person who is not a permitted transferee, at which time the applicable warrant liability will be extinguished and will be reclassified to additional paid-in capital. We use the closing market price to estimate the fair value of our 5-Year Public Warrants and our Public Offering Warrants. The terms of the 5-Year Private Warrants are substantially identical to the 5-Year Public Warrants except the 5-Year Private Warrants, while held by the SPAC sponsor and/or SPAC underwriter and their permitted transferees, are precluded from mandatory redemption and are entitled to exercise on a “cashless basis” at the holder’s election. Accordingly, we use a Black-Scholes model with an appropriate estimate of volatility considering volatility of the 5-Year Public Warrants and using a Monte Carlo simulation model to incorporate the redemption and cashless exercise features in the 5-Year Private Warrants. Significant judgment is required in determining the expected volatility of our common stock. Due to the limited history of trading of our common stock, we determined expected volatility based on a peer group of publicly traded companies. Increases (decreases) in the assumptions result in a directionally similar impact to the fair value of the Warrant liability.

Impact of Change in Estimate:

A $0.01 increase or decrease in the fair value estimate per 5-Year Private Warrant would result in an increase or decrease to Warrant liabilities, non-current of $0.1 million with the offset in Fair value adjustment to warrants.

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
Please see “Risk Factors” in our other reports filed with the U.S. Securities and Exchange Commission (the “SEC”), including our 2020 Form 10-K/A for more information about these and other risks. These risks may include the following and the occurrence of one or more of the events or circumstances alone or in combination with other events or circumstances, may have a material adverse effect on our business, cash flows, financial condition and results of operations. Important factors and risks that could cause actual results to differ materially from those in the forward-looking statements include, among others:
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
•Risks related to the proprietary two-stage heap oxidation and leach process at the Hycroft Mine and estimates of production.
•Our ability to achieve our estimated production and sales rates and stay within our estimated operating and production costs and capital expenditure projections;
•Risks related to the decline of our gold and silver production;
•Our ability to successfully eliminate or meaningfully reduce processing and mining constraints; the results of our planned 2021 technical efforts and how the data resulting from such efforts could adversely impact processing technologies applied to our ore, future operations and profitability;
•Risks related to our reliance on one mine with a new process;

•Risks related to our limited experience with a largely untested process of oxidizing and heap leaching sulfide ore.
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
•Uncertainties resulting from the possible incurrence of operation and net losses in the future;
•Uncertainties related to our ability to replace and expand our ore mineral reserves;
•The costs related to our land reclamation requirements;
•The loss of key personnel or our failure to attract and retain personnel;
•Risks related to technology systems and security breaches;
•Any failure to remediate any possible litigation as a result of a material weakness in our internal controls over financial reporting; and
•Risks that our principal stockholders will be able to exert significant influence over matters submitted to stockholders for approval.
Risks related to our common stock and warrants, including:
•Volatility in the price of our common stock and warrants;
•Potential declines in the value of our common stock and warrants due to substantial future sales of our common stock and/or warrants;
•Risks that the warrants may expire worthless;
•The valuation of our 5-Year Private Warrants could increase the volatility in our net income (loss).
•Anti–takeover provisions could make a third party acquisition of us difficult; and
•Risks related to limited access to our financial information, as we have elected to take advantage of the disclosure requirement exemptions granted to emerging growth companies and smaller reporting companies.
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

Hycroft Mining Holding Corporation management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act as of March 31, 2021. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us, including our consolidated subsidiaries, in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure and is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2021 to provide such reasonable assurance, solely as a result of a material weakness identified related to the misapplication of GAAP in accounting for our 5-Year Private Warrants.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements could not be prevented or detected on a timely basis. We identified a material weakness in our controls over the accounting for complex financial instruments. Our controls to evaluate the accounting for complex financial instruments, such as our 5-Year Private Warrants, did not operate effectively to appropriately apply the provisions of ASC 815-40. This material weakness resulted in the failure to prevent a material error in our accounting for the 5-Year Private Warrants and the resulting restatement of our previously issued financial statements.
In response to this material weakness, the Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we are improving these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards. Our plans at this time include acquiring enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding the application of complex accounting transactions. Our remediation plan can only be accomplished over time and will be continually reviewed to determine that it is achieving its objectives. We can offer no assurance that these initiatives will ultimately have the intended effects.
Notwithstanding this material weakness, management has concluded that our financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in accordance with U.S. generally accepted accounting principles.
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

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section entitled “Risk Factors” in the Annual Report on Form 10-K/A for the year ended December 31, 2020, as amended on May 14, 2021 (“Amended Form 10-K/A”) which could materially affect the Company’s business, financial condition, operating results or liquidity or future results. The risks described in the Amended Form 10-K/A are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its results of operations, financial condition or liquidity.
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
ITEM 5. OTHER INFORMATION
(a)None.
(b)Not applicable.
ITEM 6. EXHIBITS
(a)Exhibits

Exhibit Number	Description
4.1
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

10.2	Form of Initial Restricted Stock Unit Agreement (Time-Vesting) (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 12, 2021).

Rule 13a-14(a)/15d-14(a) Certifications.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended*

Section 1350 Certifications.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

Mine Safety Disclosure Exhibits.
95.1	Mine Safety Disclosures*

Interactive Data File.
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HYCROFT MINING HOLDING CORPORATION (Registrant)

Date: May 17, 2021	By:	/s/ Diane R. Garrett
Diane R. Garrett President, Chief Executive Officer, and Director (Principal Executive Officer)

Date: May 17, 2021	By:	/s/ Stanton Rideout
Stanton Rideout Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)