Form 10-Q
period 2021-06-30
HYCROFT MINING HOLDING CORP
filed 2021-08-04
CIK 1718405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No ☒
As of August 3, 2021, there were 59,977,318 shares of the Company’s common stock and no shares of the Company’s preferred stock issued and outstanding.

HYCROFT MINING HOLDING CORPORATION
Quarterly Report on Form 10-Q

			Page
PART	ITEM
I	1	Financial Statements	3
	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
	3	Quantitative and Qualitative Disclosures about Market Risk	51
	4	Controls and Procedures	49

II	1	Legal Proceedings	47
	1A	Risk Factors	50
	2	Unregistered Sales of Equity Securities	51
	3	Defaults Upon Senior Secured Equity	51
	4	Mine Safety Disclosures	51
	5	Other Information	51
	6	Exhibits	51
		Signatures	53

ITEM I. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HYCROFT MINING HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

	June 30, 2021	December 31, 2020
	(unaudited)
Assets:
Cash	$30,220	$56,363
Accounts receivable	1,463	426
Inventories - Note 4	19,087	12,867
Ore on leach pads- Note 4	37,664	38,041
Prepaids and other - Note 5	6,236	4,303
Current assets	94,670	112,000
Ore on leach pads, non-current - Note 4	7,298	7,243
Plant, equipment, and mine development, net - Note 6	68,624	60,223
Restricted cash - Note 7	34,855	39,677
Other assets, non-current - Note 5	14,578	13,483
Total assets	$220,025	$232,626
Liabilities:
Accounts payable and accrued expenses	$15,618	$12,280
Debt, net - Note 9	9,613	5,120
Royalty obligation - Note 10	423	124
Other liabilities - Note 8	5,427	4,157
Current liabilities	31,081	21,681
Warrant liabilities, non-current - Note 11	4,961	15,389
Debt, net, non-current - Note 9	147,856	142,665
Royalty obligation, non-current - Note 10	29,432	29,839
Asset retirement obligation, non-current - Note 12	4,989	4,785
Other liabilities, non-current - Note 8	1,298	1,650
Total liabilities	219,617	216,009
Commitments and contingencies - Note 20
Stockholders' equity:
Common stock, $0.0001 par value; 400,000,000 shares authorized; 59,977,318 issued and outstanding at June 30, 2021; and 59,901,306 issued and outstanding at December 31, 2020	6	6
Additional paid-in capital	539,276	537,370
Accumulated deficit	(538,874)	(520,759)
Total stockholders' equity	408	16,617
Total liabilities and stockholders' equity	$220,025	$232,626
The accompanying notes are an integral part of these unaudited condensed interim financial statements.

HYCROFT MINING HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues - Note 14	$36,001	$7,636	$55,037	$18,760
Cost of sales:
Production costs	29,494	7,486	47,311	16,421
Depreciation and amortization	1,573	548	2,614	1,324
Mine site period costs - Note 4	2,434	12,870	12,978	20,062
Write-down of production inventories - Note 4	—	10,959	—	17,924
Total cost of sales	33,501	31,863	62,903	55,731
Operating expenses:
General and administrative	5,164	10,432	8,958	12,438
Projects and development	1,023	—	1,516	—
Accretion - Note 12	102	94	204	187
Loss from operations	(3,789)	(34,753)	(18,544)	(49,596)
Other (expense) income:
Interest expense, net of capitalized interest - Note 9	(5,298)	(15,072)	(9,747)	(34,959)
Fair value adjustment to warrants - Notes 11 and 18	651	(922)	10,144	(922)
Interest income	9	35	32	147
Loss before income taxes	(8,427)	(50,712)	(18,115)	(85,330)
Income taxes - Note 15	—	—	—	—
Net loss	$(8,427)	$(50,712)	$(18,115)	$(85,330)

Loss per share:
Basic - Note 16	$(0.14)	$(2.76)	$(0.30)	$(9.12)
Diluted - Note 16	$(0.14)	$(2.76)	$(0.30)	$(9.12)
Weighted average shares outstanding:
Basic - Note 16	59,927,523	18,395,983	59,914,487	9,359,655
Diluted - Note 16	59,927,523	18,395,983	59,914,487	9,359,655
The accompanying notes are an integral part of these unaudited condensed interim financial statements.

HYCROFT MINING HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(18,115)	$(85,330)
Adjustments to reconcile net loss for the period to net cash used in operating activities:
Non-cash portion of interest expense - Note 9	9,215	30,376
Non-cash (gain) loss on fair value adjustment for warrant liabilities - Note 11	(10,144)	922
Write-down of production inventories - Note 4	—	17,924
Depreciation and amortization	3,102	2,753
Stock-based compensation - Note 14	1,586	592
Accretion - Note 12	204	187
Phantom share compensation	—	225
Changes in operating assets and liabilities:
Accounts receivable	(1,037)	(275)
Production-related inventories, current and non-current	(6,285)	(24,787)
Materials and supplies inventories	(762)	(2,484)
Prepaids and other assets, current and non-current	(3,045)	(4,766)
Accounts payable and accrued expenses	3,010	7,807
Other liabilities, current and non-current	954	(786)
Net cash used in operating activities	(21,317)	(57,642)
Cash flows used in investing activities:
Additions to plant, equipment, and mine development	(9,065)	(11,704)
Net cash used in investing activities	(9,065)	(11,704)
Cash flows from financing activities:
Principal payments on debt	(583)	—
Proceeds from private placement	—	75,963
Proceeds from Sprott Credit Agreement	—	68,600
Proceeds from Sprott Royalty Obligation - Note 10	—	30,000
Proceeds from forward purchase contract	—	25,000
Proceeds from Recapitalization Transaction	—	10,419
Proceeds from 1.25 Lien Note Issuances	—	44,841
Repayment of First Lien Agreement	—	(125,468)
Transaction and issuance costs	—	(15,138)
Repayment of Promissory Note	—	(6,914)
Net cash (used in) provided by financing activities	(583)	107,303
Net (decrease) increase in cash and restricted cash	(30,965)	37,957
Cash and restricted cash, beginning of period	96,040	48,967
Cash and restricted cash, end of period	$65,075	$86,924
Reconciliation of cash and restricted cash:
Cash	$30,220	$47,293
Restricted cash - non-current	34,855	39,631
Total cash and restricted cash	$65,075	$86,924
See Note 19 - Supplemental Cash Flow Information for additional details.
The accompanying notes are an integral part of these unaudited condensed interim financial statements.

HYCROFT MINING HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
(dollars in thousands)

	Common Stock(1)		Treasury Stock(1)		Additional Paid-in Capital(1)	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance at January 1, 2020	345,431	$—	22,103	$—	$5,187	$(444,438)	$(439,251)
Net loss	—	—	—	—	—	(34,618)	(34,618)
Balance at March 31, 2020	345,431	—	22,103	—	5,187	(479,056)	(473,869)
Conversion of Seller's 2.0 Lien Notes to common shares of Seller and distribution of HYMC common stock	14,795,153	2	(22,103)	—	146,217	74,640	220,859
Exchange of Seller's 1.5 Lien Notes for HYMC common stock	16,025,316	2	—	—	160,252	(14,569)	145,685
Common shares issued in private placement	7,596,309	1	—	—	75,962	—	75,963
Exchange of Seller's 1.25 Lien Notes for HYMC common stock	4,845,920	—	—	—	48,459	—	48,459
Shares issued pursuant to forward purchase agreement with SPAC sponsor, including conversion of Class B shares	4,813,180	—	—	—	12,814	—	12,814
Unredeemed SPAC shares of MUDS public stockholders	1,197,704	—	—	—	3,723	—	3,723
Common shares issued pursuant to Sprott Credit Agreement	496,634	—	—	—	6,282	—	6,282
Common shares issued to underwriter	44,395	—	—	—	444	—	444
Vesting of restricted stock	—	—	—	—	1,802	—	1,802
Equity issuance costs	—	—	—	—	(7,281)	—	(7,281)
Net loss	—	—	—	—	—	(50,712)	(50,712)
Balance at June 30, 2020	50,160,042	$5	—	$—	$453,861	$(469,697)	$(15,831)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at Balance at January 1, 2021	59,901,306	$6	—	$—	$537,370	$(520,759)	$16,617
Stock-based compensation costs	—	—	—	—	507	—	507
Vesting of restricted stock units	—	—	—	—	104	—	104
Net loss	—	—	—	—	—	(9,688)	(9,688)
Balance at March 31, 2021	59,901,306	6	—	—	537,981	(530,447)	7,540
Stock-based compensation costs	—	—	—	—	1,011	—	1,011
Vesting of restricted stock units	63,674	—	—	—	—	—	—
5-Year Private Warrants transferred to 5-Year Public Warrants	—	—	—	—	284	—	284
Net loss	—	—	—	—	—	(8,427)	(8,427)
Balance at June 30, 2021	59,964,980	$6	—	$—	$539,276	$(538,874)	$408
(1)Retroactively restated January 1, 2020 and March 31, 2020 for the reverse recapitalization as described in Note 2 - Summary of Significant Accounting Policies, and the restated reclassification of the Company's 5-Year Private Warrants as described in Note 11 - Warrants.

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Consolidated Financial Statements

1. Company Overview
Hycroft Mining Holding Corporation (formerly known as Mudrick Capital Acquisition Corporation ("MUDS")) and its subsidiaries (collectively, “Hycroft”, the “Company”, “we”, “us”, “our”, "it", "HYMC") is a U.S.-based gold and silver producer that is focused on operating and developing its wholly owned Hycroft Mine in a safe, environmentally responsible, and cost-effective manner. Gold and silver sales represent 100% of the Company’s operating revenues and the market prices of gold and silver significantly impact the Company’s financial position, operating results, and cash flows. The Hycroft Mine is located in the State of Nevada and the corporate office is located in Denver, Colorado. On May 29, 2020, the Company consummated the Recapitalization Transaction (as defined below) as contemplated by a purchase agreement dated January 13, 2020, as amended on February 26, 2020 (the “Purchase Agreement”), by and among the Company, MUDS Acquisition Sub, Inc. (“Acquisition Sub”) and Hycroft Mining Corporation ("Seller"). Pursuant to the Purchase Agreement, Acquisition Sub acquired all of the issued and outstanding equity interests of the direct subsidiaries of Seller and substantially all of the other assets of Seller and assumed substantially all of the liabilities of Seller in a business combination and reverse recapitalization transaction (the "Recapitalization Transaction"). See Note 3 - Recapitalization Transaction for further details.
The Company restarted open pit mining operations at the Hycroft Mine during the second quarter of 2019 and began producing and selling gold and silver during the third quarter of 2019. The Company's operating plan for 2021 will provide the Company with the opportunity to complete and evaluate the results of the ongoing technical and optimization work for the proprietary two-stage heap oxidation and leach process detailed in the Hycroft Technical Report Heap Leaching Feasibility Study, prepared in accordance with the requirements of the Modernization of Property Disclosures for Mining Registrants, with an effective date of July 31, 2019 (the “Hycroft Technical Report”) and evaluate alternative processing technologies. Based upon the findings and results of these evaluations, the Company may update or file a new technical report.
Restatement of Previously Issued Financial Statements
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
As previously disclosed in the Company's Annual Report on Form 10-K/A, as filed on May 14, 2021 (“2020 Form 10-K/A”), the Company restated its previously issued consolidated financial statements and accompanying notes as of and for the year ended December 31, 2020, to make the necessary accounting corrections related to warrant accounting and to recognize certain warrants as a liability instead of as equity, in accordance with Accounting Standards Codification (“ASC”) 815-40, Contracts in Entity’s Own Equity. As a smaller reporting company that was not required to include quarterly financial information in the 2020 Form 10-K/A, the Company did not amend its previously issued Quarterly Reports on Form 10-Q for any period prior to December 31, 2020. The Company restated the condensed consolidated financial statements for the three and six month periods ended June 30, 2020, as reflected below.
The following presents the restated condensed consolidated financial statements as of and for the three and six months ended June 30, 2020. The condensed consolidated statement of stockholders' equity reflects the restatement adjustments presented in the consolidated Balance Sheets presented below.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements

HYCROFT MINING HOLDING CORPORATION CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED) (dollars in thousands)
	June 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Total assets	$192,681	$—	$192,681
Liabilities:
Current liabilities	$21,947	$—	$21,947
Other liabilities, non-current	153	(18)	135
Debt, net, non-current	139,044	—	139,044
Royalty obligation, non-current	29,699	—	29,699
Asset retirement obligation, non-current	4,561	—	4,561
Warrant liability	—	13,126	13,126
Total liabilities	$195,404	$13,108	$208,512
Stockholders' (deficit) equity:
Common stock	$5	$—	$5
Additional paid-in capital	466,047	(12,186)	453,861
Accumulated deficit	(468,775)	(922)	(469,697)
Total stockholders' deficit	$(2,723)	$(13,108)	$(15,831)
Total liabilities and stockholders' deficit	$192,681	$—	$192,681

HYCROFT MINING HOLDING CORPORATION CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED) (dollars in thousands)
	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated	As Previously Reported	Restatement Adjustment	As Restated
Revenue	$7,636	$—	$7,636	$18,760	$—	$18,760
Total cost of sales	(31,863)	—	(31,863)	(55,731)	—	(55,731)
Operating expenses	(10,526)	—	(10,526)	(12,625)	—	(12,625)
Loss from operations	(34,753)	—	(34,753)	(49,596)	—	(49,596)
Other (expense) income:
Interest expense, net of capitalized interest	(15,072)	—	(15,072)	(34,959)	—	(34,959)
Fair value adjustment to warrants	—	(922)	(922)	—	(922)	(922)
Interest income	35	—	35	147	—	147
Loss before reorganization items and income taxes	(49,790)	(922)	(50,712)	(84,408)	(922)	(85,330)
Net loss	$(49,790)	$(922)	$(50,712)	$(84,408)	$(922)	$(85,330)

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements

HYCROFT MINING HOLDING CORPORATION CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED) (dollars in thousands)
	Six Months Ended June 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Net loss	$(84,408)	$(922)	$(85,330)
Adjustments to reconcile net loss for the period to net cash used in operating activities:
Non-cash portion of interest expense	30,376	—	30,376
Write-down of production inventories	17,924	—	17,924
Depreciation and amortization	2,753	—	2,753
Stock-based compensation	592	—	592
Fair value adjustment to warrants	—	922	922
Accretion	187	—	187
Phantom share compensation	225	—	225
Changes in operating assets and liabilities	(25,291)	—	(25,291)
Net cash used in operating activities	(57,642)	—	(57,642)
Net cash used in investing activities	(11,704)	—	(11,704)
Cash flows from financing activities:	107,303	—	107,303
Net increase (decrease) in cash and restricted cash	37,957	—	37,957
Cash and restricted cash, beginning of period	48,967	—	48,967
Cash and restricted cash, end of period	$86,924	$—	$86,924
Total cash and restricted cash	$86,924	$—	$86,924
2. Summary of Significant Accounting Policies
Basis of presentation
These condensed consolidated interim financial statements of the Company have been prepared, without audit, in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, these financial statements do not include all information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto as of and for the year ended December 31, 2020, as amended. The Company continues to follow the accounting policies set forth in those audited consolidated financial statements. In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements include all adjustments that are necessary for a fair presentation of the Company's interim financial position, operating results and cash flows for the periods presented.
Risks and Uncertainties
The Company has a single mine with its revenue, profitability, and cash flows substantially dependent on prevailing prices for gold and silver and its ability to mine sufficient volumes cost effectively. Historically, the commodity markets have been very volatile, and there can be no assurance that commodity prices will not be subject to wide fluctuations in the future. A substantial or extended decline in commodity prices could have a material adverse effect on the Company’s financial position, results of operations, cash flows, access to capital and the quantities of mineral reserves that the Company can economically produce.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
In addition to changes in commodity prices, other factors such as changes in mine plans, increases in costs, geotechnical failures, changes in social, environmental or regulatory requirements, taxation policies, the ability to successfully implement new technologies for processing ore, timely financing for development, impacts of global events such as the COVID-19 pandemic, and management’s decision to expand production to commercial levels can adversely affect the Company’s ability to recover its investment in certain assets and result in impairment charges.
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
For the six months ended June 30, 2021, the Company recorded a net loss of $18.1 million, which included a gain from Fair value adjustments to warrants of $10.1 million, and net cash used in operating activities was $21.3 million. As of June 30, 2021, the Company had available cash on hand of $30.2 million, working capital of $63.6 million, Total liabilities of $219.6 million, and an Accumulated deficit of $538.9 million. Based on the Company's internal cash flow projection models, the Company currently forecasts it will likely require additional cash from financing activities within 12 months from the issuance of this report to meet its operating and investing requirements and future obligations as they become due, including the estimated $9.6 million in cash payments required pursuant to the Credit Agreement among MUDS, MUDS Holdco Inc., Allied VGH LLC, Hycroft Mining Holding Corporation, Hycroft Resources and Development, LLC, Sprott Private Resource Lending II (Collector) Inc., and Sprott Resources Lending Corp. (“Sprott Credit Agreement”).
The Company’s ability to continue as a going concern is contingent upon securing additional funding for working capital, capital expenditures and other corporate expenses so that it can increase sales by achieving higher cost-effective operating tonnages and recovery rates and generate positive free cash flows.
These financial statements do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of any liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern. As such, recorded amounts in these financial statements (including without limitation, stockholders’ equity) have been prepared on a historical-cost basis, as required, which do not reflect or approximate the current fair value of the Company’s assets or management’s assessment of the Company’s overall enterprise or equity value.
Use of estimates
The preparation of the Company’s financial statements requires management to make estimates and assumptions that affect amounts reported in these financial statements and accompanying notes. The more significant areas requiring the use of management estimates and assumptions relate to: recoverable gold and silver on stockpiles, leach pads and in-process inventories; timing of near-term ounce production and related sales; the useful lives of long-lived assets; probabilities of future expansion projects; estimates of mineral reserves; estimates of life-of-mine production timing, volumes, costs and prices; current and future mining and processing plans; environmental reclamation and closure costs and timing; deferred taxes and related valuation allowances; estimates of the fair value of liability classified warrants, and estimates of fair value for asset impairments and financial instruments. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable at the time the estimate is made. Actual results may differ from amounts estimated in these financial statements, and such differences could be material. Accordingly, amounts presented in these financial statements are not indicative of results that may be expected for future periods.
Inventories
The Company’s production-related inventories include: (i) stockpiles; (ii) ore on leach pads; (iii) in-process inventories; and (iv) doré and off-site carbon and slag finished goods. Production-related inventories are carried at the lower of average cost or net realizable value per estimated recoverable gold ounce, which is computed for each category of production-related inventories at each reporting period.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
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
Stockpiles
Stockpiles represents ore that has been extracted from the mine and is available for further processing. Stockpiles are subject to oxidation over time which can impact expected future recoveries depending on the process recovery method. The value of the stockpiles is measured by estimating the number of tons added and removed from the stockpiles, the number of contained ounces based on assay data, and the estimated metallurgical recovery rates based on the expected processing method. Costs are added to the value of the stockpiles based on current mining costs, including applicable overhead and depreciation and amortization relating to the Company's mining operations.
Ore on leach pads
Ore on leach pads represents ore that has been mined and placed on leach pads where a solution is applied to dissolve the contained gold and silver. Costs are added to ore on leach pads based on current mining costs, including reagents, leaching supplies, and applicable depreciation and amortization relating to mining operations. As gold-bearing materials are further processed, costs are transferred from ore on leach pads to in-process inventories at an average cost per estimated recoverable ounce of gold.
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
In-process inventories
In-process inventories represent gold-bearing concentrated materials that are in the process of being converted to a saleable product using a Merrill-Crowe plant or carbon-in-column processing method. As gold ounces are recovered from in-process inventories, costs, including conversion costs are transferred to precious metals inventory at an average cost per ounce of gold.
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

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
Warrants
Warrant liabilities, non-current
The Company accounts for certain warrants to purchase shares of the Company’s common stock that were issued to the SPAC sponsor and/or underwriter in a private placement and/or pursuant to a forward purchase contract (the “5-Year Private Warrants”) that are not indexed to the Company’s own stock as warrant liabilities at fair value on the consolidated balance sheet. These warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of Other (expense) income on the condensed consolidated statement of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the (i) exercise or expiration of the 5-Year Private Warrants or (ii) the transfer of any 5-Year Private Warrants to any person who is not a permitted transferee, at which time the warrant liability will be reclassified to Additional paid-in capital on the condensed consolidated balance sheet.
Equity classified warrants
Warrants that are considered indexed to the Company's own stock, which are not required to be recorded as a liability are measured at fair value at the date of issuance and included in Additional paid-in capital on the condensed consolidated balance sheet and do not require subsequent remeasurement of the fair value.
Projects and development
Costs incurred to enhance our understanding of the recovery and processing of the current ore body to sustain production at existing operations that do not qualify for capitalization are expensed within Projects and development, which is included in Operating expenses on the condensed consolidated statement of operations. Projects and development costs include expenditures for: (i) analyzing established feasibility studies; (ii) conducting geological studies; (iii) oversight and project management; and (iv) drilling, engineering, and metallurgical activities.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
Accounting pronouncements not yet adopted
In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-02, Leases ("ASU 2016-02"). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the consolidated statements of operations and classification within the consolidated statement of cash flows. In October 2019, the FASB issued ASU No. 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) ("ASU 2019-10") that amends the effective date of ASU 2016-02 for emerging growth companies, such that the new standard is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. As the Company qualifies as an emerging growth company, the Company has elected to take advantage of the deferred effective date afforded to emerging growth companies. A modified retrospective transition approach is required to either the beginning of the earliest period presented or the beginning of the year of adoption. The Company has compiled its leases and is in the process of estimating the impact on its consolidated financial statements and related disclosures.
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
In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force). ASU 2021-04 clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (e.g,, warrants) that remain equity classified after modification or exchange. ASU 2021-04 provides guidance that will clarify whether an issuer should account for a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as (i) an adjustment to equity and, if so, the related earnings per share effects, if any, or (ii) an expense and, if so, the manner and pattern of recognition. The new guidance is effective for annual and interim periods beginning after December 15, 2021, and early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact that adopting this update will have on its consolidated financial statements and related disclosures.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
3. Recapitalization Transaction
Recapitalization Transaction with MUDS
On May 29, 2020, the Company, formerly known as Mudrick Capital Acquisition Corporation, consummated the Recapitalization Transaction (as defined below) as contemplated by a purchase agreement dated January 13, 2020, as amended on February 26, 2020 (the “Purchase Agreement”), by and among the Company, MUDS Acquisition Sub, Inc. (“Acquisition Sub”) and Hycroft Mining Corporation ("Seller"). Pursuant to the Purchase Agreement, Acquisition Sub acquired all of the issued and outstanding equity interests of the direct subsidiaries of Seller and substantially all of the other assets of Seller and assumed substantially all of the liabilities of Seller in a business combination and reverse recapitalization transaction (the "Recapitalization Transaction").
In connection with the consummation of the Recapitalization Transaction, MUDS and the entities purchased from Seller were consolidated under Hycroft Mining Holding Corporation, and the Company's certificate of incorporation was amended and restated to reflect the Company’s change in name. Pursuant to the consummation of the Recapitalization Transaction, the shares of common stock of Hycroft Mining Holding Corporation were listed on the Nasdaq Capital Market under the ticker symbol “HYMC”.
In conjunction with the Recapitalization Transaction, Seller’s indebtedness existing prior to the Recapitalization Transaction was either repaid, exchanged for indebtedness of the Company, exchanged for shares of common stock or converted into shares of Seller common stock, and the Company’s post-Recapitalization Transaction indebtedness included amounts drawn under the Sprott Credit Agreement and the assumption of the newly issued Subordinated Notes (as such terms are defined herein). Upon closing of the Recapitalization Transaction, the Company’s unrestricted cash available for use totaled $68.9 million, and the number of shares of common stock issued and outstanding totaled 50,160,042. In addition, upon closing, the Company had 34,289,999 outstanding warrants to purchase an equal number of shares of common stock at $11.50 per share and 12,721,901 warrants to purchase 3,210,213 shares of common stock at a price of $44.82 per share.
Prior to the Recapitalization Transaction, the Company was a SPAC with no business operations and on May 29, 2020 had assets and liabilities consisting primarily of $10.4 million of cash and $6.9 million of liabilities for accounts payable, accrued expenses, and deferred underwriting fees.
The Recapitalization Transaction was accounted for as a reverse recapitalization in accordance with ASC 805, Business Combinations. Under this method of accounting, for financial reporting purposes, MUDS has been treated as the “acquired” company and Seller has been treated as the “acquirer”. This determination was primarily based on (1) stockholders of Seller immediately prior to the Recapitalization Transaction received a majority of the voting power of the combined entity; (2) the operations of Seller prior to the Recapitalization Transaction comprise the only ongoing operations of the combined entity; (3) four of the seven members of the Board of Directors immediately following the Recapitalization Transaction were directors of Seller immediately prior to the Recapitalization Transaction; and (4) executive and senior management of Seller were appointed as the senior management of the Company.
Based on Seller being the accounting acquirer, the financial statements of the combined entity represent a continuation of the financial statements of Seller, with the acquisition treated as the equivalent of Seller issuing stock for the net assets of MUDS, accompanied by a recapitalization. The net assets of MUDS were recognized at historical cost as of the date of the Recapitalization Transaction, with no goodwill or other intangible assets recorded. Comparative information prior to the Recapitalization Transaction in these financial statements are those of Seller and the accumulated deficit of Seller has been carried forward after the Recapitalization Transaction. Shares of common stock issued and outstanding prior to the Recapitalization Transaction have been retroactively restated reflecting the exchange ratio established in the Recapitalization Transaction to effect the reverse recapitalization (1 Seller share for 0.112 HYMC share).
For more information regarding debt issuances and extinguishments, royalty obligations, and warrant issuances related to the Recapitalization Transaction see Note 9 - Debt, Net, Note 10 - Royalty Obligation, and Note 11 - Warrants.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
4. Inventories
The following table provides the components of Inventories and the estimated recoverable gold ounces therein (dollars in thousands):

	June 30, 2021		December 31, 2020
	Amount	Gold Ounces	Amount	Gold Ounces
Current inventories:
Materials and supplies	$7,211	—	$6,449	—
Merrill-Crowe process plant	1,643	944	4,810	2,587
Carbon-in-column	1,724	1,015	299	166
Finished good (doré and off-site carbon)	8,509	5,010	1,309	710
Non-current inventories:
Stockpiles(1)	—	3,818	—	—
Total	$19,087	10,787	$12,867	3,463
(1)During 2021, the Company began stockpiling sulfide ore. The Company intends to use the stockpiles for testing related to the two-stage heap oxidation and leach process or for future processing. As of June 30, 2021, stockpiles had a value of $Nil due to the net realizable value analysis performed by the Company as discussed in the Mine site period costs section below.
As of June 30, 2021 and December 31, 2020, in-process inventories and finished goods inventories included $0.6 million and $0.3 million, respectively of capitalized depreciation and amortization costs.
The following table summarizes Ore on leach pads and the estimated recoverable gold ounces therein (dollars in thousands):

	June 30, 2021		December 31, 2020
	Amount	Gold Ounces	Amount	Gold Ounces
Ore on leach pads, current	$37,664	21,723	$38,041	21,869
Ore on leach pads, non-current	7,298	4,209	7,243	4,164
Total	$44,962	25,932	$45,284	26,033
As of both June 30, 2021 and December 31, 2020, Ore on leach pads included $1.8 million of capitalized depreciation and amortization costs. Additionally, as of June 30, 2021 and December 31, 2020 Ore on leach pads, non-current included $0.3 million and $0.4 million respectively, of capitalized depreciation and amortization costs.
Write-down of production inventories
The estimated recoverable gold ounces placed on the leach pads are periodically reconciled by comparing the related ore contents to the actual gold ounces recovered (metallurgical balancing). The Company did not record a Write-down of production inventories during the three and six months ended June 30, 2021.
During the three and six months ended June 30, 2020, based on metallurgical balancing results, the Company determined that 6,512 and 10,492 ounces of gold, respectively, that had been placed on the leach pads were no longer recoverable and recognized a Write-down of production inventories on the consolidated statements of operations, which included Production costs of $10.2 million and $16.7 million, respectively, and capitalized depreciation and amortization costs of $0.8 million and $1.2 million, respectively. The write-off of ounces during the three and six months ended June 30, 2020 were primarily due to mismanagement of the oxidation process, improper adjustments to variables in the oxidation process for changes in the ore type based on domain, and improper solution management. As a result, the Company determined it would recover less gold ounces than planned for those sections of the leach pads.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
Mine site period costs

The following table summarize the components of Mine site period costs (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Production related costs	$2,264	$11,996	$12,384	$18,631
Capitalized depreciation and amortization	170	874	594	1,431
Total	$2,434	$12,870	$12,978	$20,062
Mine site period costs are generally the result of recurring or significant downtime or delays, unusually high levels of repairs, inefficient operations, overuse of processing reagents, inefficient cost-volume structures, or other unusual costs and activities, and cannot be recorded to production-related inventories based on the threshold established by the calculation of the estimated net realizable value per ounce of gold, which incorporates estimated future processing, refining, and selling costs, as well as the value for by-product silver.
5. Prepaids and Other
The following table provides the components of Prepaids and other and Other assets, non-current (dollars in thousands):

	June 30, 2021	December 31, 2020
Prepaids and other
Prepaids	$5,129	$3,198
Deposits	1,107	1,105
Total	$6,236	$4,303

Other assets, non-current
Equipment not in use	$12,238	$12,238
Consignment inventory - supplies	1,860	885
Royalty - advance payment	480	360
Total	$14,578	$13,483
Prepaids
The following table provides the components of prepaids included in the above table (dollars in thousands):

	June 30, 2021	December 31, 2020
Prepaid insurance	$3,611	$1,847
Mining claims and permitting fees	1,255	417
Subscription and license fees	176	259
Equipment mobilization	—	423
Other	87	252
Total	$5,129	$3,198
Deposits
Deposits included payments for rental equipment mobilization.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
Equipment not in use
As of June 30, 2021, equipment not in use was classified as Other assets, non-current and included ball mills, SAG mills, regrind mills, and related motors and components that were previously purchased by a predecessor of the Company. During the second quarter of 2020, the Company engaged an international equipment broker to advertise equipment not in use for potential sale. As a result, the Company recorded an adjustment to the carrying value during the third quarter of 2020 to reflect the fair market value of the equipment not in use. During 2021, the Company determined to keep the equipment and no longer advertise it for sale. The equipment remains not in use of as June 30, 2021.
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
Royalty - advance payment
As of June 30, 2021, royalty-advance payments included annual advance payments for a portion of the Hycroft Mine that is subject to a mining lease requiring a 4% net profit royalty be paid to the owner of certain patented and unpatented mining claims. Refer to Note 20 - Commitments and Contingencies for further detail.
6. Plant, Equipment, and Mine Development, Net
The following table provides the components of Plant, equipment, and mine development, net (dollars in thousands):

	Depreciation Life or Method	June 30, 2021	December 31, 2020
Leach pads	Units-of-production	$17,708	$17,432
Process equipment	5 - 15 years	17,555	16,065
Buildings and leasehold improvements	10 years	10,507	10,507
Mine equipment	5 - 7 years	8,242	5,961
Vehicles	3 - 5 years	1,322	991
Furniture and office equipment	7 years	352	322
Mine development	Units-of-production	3,816	756
Mineral properties	Units-of-production	37	37
Construction in progress and other		36,529	33,185
		$96,068	$85,256
Less, accumulated depreciation and amortization		(27,444)	(25,033)
Total		$68,624	$60,223
During the six months ended June 30, 2021, new process equipment was placed into service ($1.5 million), new mine equipment was placed into service ($2.3 million), and construction of a new larger leach pad continued through February 2021 at which time construction was suspended ($3.2 million, including $0.7 million of capitalized interest), resulting in construction costs for the new larger leach pad of $34.1 million since commencing construction in 2020, which was the primary project included in construction in progress as of June 30, 2021. For the six months ended June 30, 2021 and the year ended December 31, 2020, certain leach pads ($11.2 million) were not actively used in the leaching process, and accordingly, the Company did not record any depletion for these leach pads.
Mineral properties
As of June 30, 2021, and December 31, 2020, Mineral properties included an asset retirement obligation asset of $0.04 million that is being depreciated on a straight-line basis over the life of the Company’s only operating property, the Hycroft Mine.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
7. Restricted Cash
The following table provides the components of Restricted cash (dollars in thousands):

	June 30, 2021	December 31, 2020
Reclamation and other surety bond cash collateral	$34,855	$39,677
As of June 30, 2021, the Company's BLM reclamation and similar obligations were secured with surety bonds totaling $59.9 million, which were partially collateralized by the Restricted cash shown above. During the quarter ended June 30, 2021 the Company replaced certain surety bonds with new surety bonds with lower cash collateral requirements, resulting in an approximate $4.8 million reduction in restricted cash.
8. Other Liabilities
The following table summarizes the components of Other liabilities - Note 8 and Other liabilities, non-current (dollars in thousands):

	June 30, 2021	December 31, 2020
Other liabilities, current
Accrued compensation	$2,769	$1,560
Salary continuation payments	2,058	1,215
Restricted stock units	91	913
Deferred payroll tax liability	471	436
Accrued directors' fees	38	33
Total	$5,427	$4,157

Other liabilities, non-current
Salary continuation payments	$827	$1,145
Deferred payroll tax liability	471	505
Total	$1,298	$1,650
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
As of June 30, 2021, the Company was in compliance with all covenants under its debt agreements.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
Debt balances
The following table summarizes the components of Debt, net (dollars in thousands):

	June 30, 2021	December 31, 2020
Debt, net, current:
Sprott Credit Agreement(1)	$9,711	$5,274
Note payable(2)	100	—
Less, debt issuance costs	(198)	(154)
Total	$9,613	$5,120

Debt, net, non-current:
Subordinated Notes	$89,090	$84,797
Sprott Credit Agreement, net of original issue discount ($8.2 million, net)	61,782	61,894
Note payable(2)	282	—
Less, debt issuance costs	(3,298)	(4,026)
Total	$147,856	$142,665
(1)Amount included: (i) $2.2 million of Additional Interest, as defined in the Sprott Credit Agreement, and (ii) $7.5 million scheduled principal payments under the Sprott Credit Agreement, all due in the next twelve months.
(2)In February 2021, the Company financed the $0.4 million purchase of a rental fuel/lube truck with a note payable to the vendor with an interest rate of 0.99%, requiring equal monthly payments for 48 months.
The following table summarizes the Company's contractual payments of Debt, net, including current maturities, for the five years subsequent to June 30, 2021 (dollars in thousands):

July 1, 2021 through December 31, 2021	$4,906
2022	17,332
2023	24,836
2024	24,837
2025	101,475
Total	173,386
Less, original issue discount, net of amortization ($4.6 million)	(12,421)
Less, debt issuance costs, net of amortization ($0.4 million)	(3,496)
Total Debt, net, current and non-current	$157,469

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements

Interest expense, net of capitalized interest
The following table summarizes the components of recorded Interest expense, net of capitalized interest (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Sprott Credit Agreement	$2,767	$796	$5,407	$796
Subordinated Notes	2,173	711	4,293	711
Amortization of debt issuance costs	350	635	685	1,307
Other interest expense	8	8	16	8
2.0 Lien Notes	—	5,085	—	12,901
1.5 Lien Notes	—	3,496	—	8,635
1.25 Lien Notes	—	2,866	—	6,218
First Lien Agreement	—	1,708	—	4,575
Promissory Note	—	57	—	142
Capitalized interest	—	(290)	(654)	(334)
Total	$5,298	$15,072	$9,747	$34,959
The Company capitalizes interest to Plant, equipment, and mine development, net on the condensed consolidated balance sheets for construction projects in accordance with ASC Topic 835, Interest. Except for the First Lien Agreement and other interest expense, amounts shown in the table above represent non-cash interest expense charges.
10. Royalty Obligation
On May 29, 2020, the closing date of the Recapitalization Transaction, the Company and Sprott Private Resource Lending II (Co) Inc. (the “Payee”) entered into a royalty agreement with respect to the Hycroft Mine (the “Sprott Royalty Agreement”) in which Payee paid to the Company cash consideration in the amount of $30.0 million, for which the Company granted to Payee a perpetual royalty equal to 1.5% of the Net Smelter Returns from its Hycroft Mine, payable monthly. Net Smelter Returns for any given month are calculated as Monthly Production multiplied by the Monthly Average Gold Price and the Monthly Average Silver Price, minus Allowable Deductions, as such terms are defined in the Sprott Royalty Agreement. The Company is required to remit royalty payments to the Payee free and clear and without any present or future deduction, withholding, charge or levy on account of taxes, except Excluded Taxes as such term is defined in the Sprott Royalty Agreement.
The Company has the right to repurchase up to 33.3% (0.5% of the 1.5% royalty) of the royalty on each of the first and second anniversaries from May 29, 2020. The Company did not exercise its right to repurchase 0.5% on the first anniversary. The Sprott Royalty Agreement is secured by a first priority lien on certain property of the Hycroft Mine, including: (1) all land and mineral claims, leases, interests, and rights; (2) water rights, wells, and related infrastructure; and (3) stockpiles, buildings, structures, and facilities affixed to, or situated on, the Hycroft Mine, which ranks senior to security interests and liens granted pursuant to the Sprott Credit Agreement. In addition to the terms generally described above, the Sprott Royalty Agreement contains other terms and conditions commonly contained in royalty agreements of this nature.
During the three and six months ended June 30, 2021, the Company recorded amortization of its royalty obligation of approximately $0.1 million and $0.1 million, respectively, and made payments of $0.6 million and $1.0 million, respectively. As of June 30, 2021, $0.4 million of the royalty obligation was recorded as a current liability based upon the estimated gold and silver expected to be produced over the next 12 months, using the current mine plan, and current proven and probable mineral reserves.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
11. Warrants
The following table summarizes the Company's outstanding warrants (dollars in thousands):

	Balance at January 1, 2021		Fair Value Adjustments(1)		Transfers to an Unrelated Third Party		Balance at June 30, 2021
	Warrants	Amount	Warrants	Amount	Warrants	Amount	Warrants	Amount
Warrant liabilities, non-current
5-Year Private Warrants	9,888,415	$15,326	—	$(10,106)	(394,863)	$(284)	9,493,552	$4,936
Seller Warrants	12,721,901	63	—	(38)	—	—	12,721,901	25
Total	22,510,038	$15,389	—	$(10,144)	(394,863)	$(284)	22,115,175	$4,961

Equity classified warrants
5-Year Public Warrants	24,401,483	$28,619	—	$—	394,863	$284	24,796,346	$28,903
Public Offering Warrants	9,583,334	12,938	—	—	—	—	9,583,334	12,938
Total	33,984,817	$41,557	—	$—	394,863	$284	34,379,680	$41,841
(1)Liability classified warrants are subject to fair value remeasurement at each balance sheet date in accordance with ASC 814-40, Contracts on Entity's Own Equity. As a result, fair value adjustments related exclusively to the Company's liability classified warrants. Refer to Note 18 - Fair Value Measurements for further detail on the fair value of the Company's liability classified warrants.
The following table summarizes additional information on the Company's outstanding warrants:

	Exercise Price	Exercise Period	Expiration Date	Warrants Outstanding
Warrant liabilities, non-current
5-Year Private Warrants	$11.50	5 years	May 29, 2025	9,493,552
Seller Warrants	40.31	7 years	October 22, 2022	12,721,901

Equity classified warrants
5-Year Public Warrants	$11.50	5 years	May 29, 2025	24,796,346
Public Offering Warrants	10.50	5 years	October 6, 2025	9,583,334

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements

Warrant liabilities, non-current
5-Year Private Warrants
Prior to the Recapitalization Transaction, MUDS issued 7,740,000 warrants to purchase 7,740,000 shares of common stock, and concurrently with the Recapitalization Transaction, the Company issued 2,500,000 private placement warrants as part of a forward purchase unit offering (collectively, the "5-Year Private Warrants"). Refer to Note 3 - Recapitalization Transaction for further detail on the Recapitalization Transaction. The 5-Year Private Warrants cannot be redeemed and can be exercised on a cashless basis if the 5-Year Private Warrants are held by the initial purchasers or their permitted transferees. If the 5-Year Private Warrants are transferred to someone other than the initial purchasers or their permitted transferees ("Unrelated Third Party"), such warrants become redeemable by the Company under substantially the same terms as the 5-Year Public Warrants. Since the original issue of private warrants, transfers to Unrelated Third Party totaled 746,448, including 351,585 and 394,863 in the year ended 2020 and in the second quarter of 2021, respectively, and therefore became classified as 5-Year Public Warrants.
Seller Warrants

In connection with the Recapitalization Transaction, the Company assumed the obligations and liabilities under that certain warrant agreement, dated as of October 22, 2015, by and between Seller and Computershare Inc., a Delaware corporation, and its wholly owned subsidiary Computershare Trust Company, N.A., a federally chartered trust company, collectively as initial warrant agent; and Continental Stock Transfer & Trust Company, LLC was named as the successor warrant agent (the “Seller Warrant Agreement”). Pursuant to the assumption of the Seller Warrant Agreement, the warrants issued thereunder (the “Seller Warrants”) became exercisable into shares of common stock.
Under the Seller Warrant Agreement, certain adjustments are required to be made to: (i) the exercise price of each Seller Warrant; and (ii) the number of shares of common stock issuable upon exercise of each Seller Warrant upon issuing shares of common stock to “Restricted Persons” as defined in the Seller Warrant Agreement. As of June 30, 2021, the exercise price of each Seller Warrant was $40.31 per share of common stock and the number of shares of common stock issuable upon exercise of each Seller Warrant was 0.28055. As a result, an aggregate of 3,569,129 shares of common stock are issuable upon exercise of the 12,721,901 outstanding Seller Warrants. The Seller Warrants are listed on the Nasdaq Capital Market under the symbol "HYMCZ".
Equity classified warrants
5-Year Public Warrants
Prior to the Recapitalization Transaction, MUDS issued 20,800,000 units, with each unit consisting of one share of common stock and one warrant to purchase one share of common stock (the "IPO Warrants"), and concurrently with the Recapitalization Transaction, the Company issued 3,249,999 warrants upon substantially similar terms as part of a backstop unit offering (the "Backstop Warrants" and collectively with the IPO Warrants, the "5-Year Public Warrants"). Refer to Note 3 - Recapitalization Transaction for further detail on the Recapitalization Transaction. The Company has certain abilities to call the 5-year Public Warrants if the last reported sale price of common stock equals or exceeds $18.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period. The 5-Year Public Warrants (other than the Backstop Warrants) are listed for trading on the Nasdaq Capital Market under the symbol "HYMCW".
Public Offering Warrants
On October 6, 2020, the Company issued 9,583,334 units in an underwritten public offering (the "Public Offering"), with each unit consisting of one share of common stock and one warrant to purchase one share of common stock (the "Public Offering Warrants"). Of the 9.6 million units issued, 5.0 million units were issued to Restricted

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
Persons, as defined under the Seller Warrant Agreement. The Public Offering Warrants are immediately exercisable and entitle the holder thereof to purchase one share of common stock. The Company has certain abilities to call such Public Offering Warrants if the last reported sale price of common stock equals or exceeds $17.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period. The shares of common stock and Public Offering Warrants were separated upon issuance in the Public Offering. The Public Offering Warrants are listed for trading on the Nasdaq Capital Market under the symbol "HYMCL".

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
12. Asset Retirement Obligation ("ARO")
The following table summarizes changes in the Company’s ARO (dollars in thousands):

	June 30, 2021	December 31, 2020
Balance, beginning of period	$4,785	$4,374
Accretion expense	204	374
Changes in estimates	$—	$37
Balance, end of period	$4,989	$4,785
During the six months ended June 30, 2021, the Company did not incur any additional reclamation obligations associated with additional disturbances, or other regulatory requirements. The Company estimates that no significant reclamation expenditures associated with the ARO will be made until 2047 and that reclamation work will be completed by the end of 2065. During the six months ended June 30, 2021, there were no events or changes to the Company's regulatory environment or new or additional disturbances that would require a change to the Company's ARO due to changes in estimates. As a result, the Company did not record any adjustments to the ARO.
13. Revenues
The table below is a summary of the Company’s gold and silver sales (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	Amount	Ounces Sold	Amount	Ounces Sold	Amount	Ounces Sold	Amount	Ounces Sold
Gold sales	$30,900	17,060	$7,284	4,237	$48,441	26,890	$17,612	10,797
Silver sales	5,101	189,766	352	21,331	6,596	247,002	1,148	70,703
Total	$36,001		$7,636		$55,037		$18,760
While the Company is not obligated to sell any of its gold and silver to one customer, the majority of gold and silver sales during both of the six months ended June 30, 2021 and 2020 were to two customers. For the three and six months ended June 30, 2021, approximately 87.3% and 90.5% of revenue was attributable to sales to the same customer, respectively. For the three and six months ended June 30, 2020, approximately 93.0% and 95.1% of revenue was attributable to sales to one customer, respectively.
14. Stock-Based Compensation
Performance and Incentive Pay Plan ("PIPP")
As of June 30, 2021 there were 897,161 shares available for issuance under the PIPP.
As of June 30, 2021, all awards granted under the PIPP were in the form of restricted stock units to employees or consultants of the Company. Restricted stock units granted under the PIPP without performance-based vesting criteria typically vest in either equal annual installments over two to three years, or in entirety on the fourth anniversary after the grant date. Awards granted with performance-based vesting criteria typically vest in annual installments over two or three years subject to the achievement of certain financial and operating results of the Company. Certain restricted stock units granted to non-employee directors vested immediately while others vest in equal installments over a two to three year period.
For restricted stock units granted in the first quarter of 2019 that had not vested as of June 30, 2021 a price per share was not determined as of the grant date. The number of shares of common stock of the Company to be issued upon vesting is to be calculated on the vesting date, which is either the second or third anniversary of the date of the grant, or the annual date the compensation committee determines the achievement of the corporate performance targets. Such unvested restricted stock unit awards are included in Other liabilities, non-current. Refer to Note 8 - Other Liabilities for further detail.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
The following table summarizes the Company’s stock-based compensation cost and unrecognized stock-based compensation cost (dollars in thousands):

	Performance and Incentive Pay
	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
Non-vested at beginning of year	$2,912	$2,509
Granted	5,709	—
Canceled/forfeited	(629)	(1,369)
Stock-based compensation expense	(1,586)	(642)
Non-vested at end of period	$6,406	$498
During the six months ended June 30, 2021 and the year ended December 31, 2020, the Company reclassified $0.4 million and $1.8 million from Other liabilities, current to Additional paid-in capital for restricted stock units that vested.
15. Income Taxes
The Company's anticipated annual tax rate is impacted primarily by the amount of taxable income associated with each jurisdiction in which its income is subject to income tax, permanent differences between the financial statement carrying amounts and tax basis of assets and liabilities.

During the three and six months ended June 30, 2021, and 2020, the Company incurred no net income tax expense or benefit. The effective tax rate for the three and six months ended June 30, 2021, and 2020, was 0%. The effective tax rates differed from the statutory rate during each period primarily due to changes in the valuation allowance established to offset net deferred tax assets.
16. Loss Per Share
The table below summarizes the Company's basic and diluted loss per share calculations (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(8,427)	$(50,712)	$(18,115)	$(85,330)

Weighted average shares outstanding
Basic	59,927,523	18,395,983	59,914,487	9,359,655
Diluted	59,927,523	18,395,983	59,914,487	9,359,655

Basic loss per common share	$(0.14)	$(2.76)	$(0.30)	$(9.12)
Diluted loss per common share	$(0.14)	$(2.76)	$(0.30)	$(9.12)
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

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
Due to the Company's net loss during the three and six months ended June 30, 2021 and 2020, there was no dilutive effect of common stock equivalents because the effects of such would have been anti-dilutive. The following table summarizes the shares excluded from the weighted average number of common shares outstanding, as the impact would be anti-dilutive (in thousands):

	June 30,
	2021	2020
Warrants	56,495	37,500
Restricted stock units	1,190	149
Total	57,685	37,649
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

	Three Months Ended June 30,			Six Months Ended June 30,
	Hycroft Mine	Corporate and Other	Total	Hycroft Mine	Corporate and Other	Total
2021
Revenue - Note 13	$36,001	$—	$36,001	$55,037	$—	$55,037
Cost of sales	33,501	—	33,501	62,903	—	62,903
Other operating costs	1,125	5,164	6,289	1,720	8,958	10,678
Loss from operations	1,375	(5,164)	(3,789)	(9,586)	(8,958)	(18,544)
Interest expense - Note 9	—	(5,298)	(5,298)	—	(9,747)	(9,747)
Fair value adjustment to warrants - Notes 11 and 18	—	651	651	—	10,144	10,144
Interest income	9	—	9	32	—	32
Income (loss) before income taxes	1,384	(9,811)	(8,427)	(9,554)	(8,561)	(18,115)
Income taxes - Note 15	—	—	—	—	—	—
Net income (loss)	$1,384	$(9,811)	$(8,427)	$(9,554)	$(8,561)	$(18,115)

2020
Revenue - Note 13	$7,636	$—	$7,636	$18,760	$—	$18,760
Cost of sales	31,863	—	31,863	55,731	—	55,731
Other operating costs	94	10,432	10,526	187	12,438	12,625
Loss from operations	(24,321)	(10,432)	(34,753)	(37,158)	(12,438)	(49,596)
Interest expense - Note 9	(56)	(15,016)	(15,072)	(141)	(34,818)	(34,959)
Fair value adjustment to warrants - Notes 11 and 18	—	(922)	(922)	—	(922)	(922)
Interest income	35	—	35	147	—	147
Loss before income taxes	(24,342)	(26,370)	(50,712)	(37,152)	(48,178)	(85,330)
Income taxes - Note 15	—	—	—	—	—	—
Net loss	$(24,342)	$(26,370)	$(50,712)	$(37,152)	$(48,178)	$(85,330)

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
18. Fair Value Measurements
Recurring fair value measurements
The following table sets forth by level within the fair value hierarchy, the Company’s liabilities measured at fair value on a recurring basis (dollars in thousands).

	Hierarchy Level	June 30, 2021	December 31, 2020
Liabilities:
Other liabilities, non-current
5-Year Private Warrants	2	4,936	15,327
Seller Warrants	2	25	62
Total		$4,961	$15,389
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
Seller Warrants
As part of the Recapitalization Transaction, the Company assumed Seller's obligations under the Seller Warrant Agreement and the 12.7 million Seller Warrants outstanding became exercisable into shares of the Company's common stock. The Seller Warrant Agreement also contains certain terms and features to reduce the exercise price and increase the number of shares of common stock each warrant is exercisable into. As a result, Seller Warrants are considered derivative financial instruments and carried at fair value. The fair value of Seller Warrants was computed by an independent third-party consultant (and validated by the Company) using a Monte Carlo simulation-based model that requires a variety of inputs, including contractual terms, market prices, exercise prices, equity volatility and discount rates. The Company updates the fair value calculation on at least an annual basis, or more frequently if changes in circumstances and assumptions indicate a change from the existing carrying value. See Note 11 - Warrants for additional information on the Seller Warrants.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
Items disclosed at fair value
Debt, net
The Sprott Credit Agreement and the Subordinated Notes are privately held and, as such, there is no public market or trading information available for such debt instruments. As of June 30, 2021 and December 31, 2020, the fair value of the Company’s debt instruments was $165.6 million and $154.9 million, compared to the carrying value of $157.5 million and $147.8 million as of June 30, 2021 and December 31, 2020, respectively. The fair value of the principal of the Company’s debt instruments, including capitalized interest, was estimated using a market approach in which pricing information for publicly traded, non-convertible debt instruments with speculative ratings were analyzed to derive a mean trading multiple to apply to the December 31, 2020 balances.
Royalty obligation
As of June 30, 2021 and December 31, 2020, the estimated net present value of the Company’s Royalty obligation was $106.6 million and $148.4 million, respectively, compared to the carrying value of $29.8 million and $30.0 million as of June 30, 2021 and December 31, 2020, respectively. The net present value of the Company's Royalty obligation was modeled using the following level 3 inputs: (i) market consensus inputs for future gold and silver prices; (ii) a precious metals industry consensus discount rate of 5.0%; and (iii) estimates of the Hycroft Mine’s life-of-mine gold and silver production volumes and timing.
19. Supplemental Cash Flow Information
The following table provides supplemental cash flow information (dollars in thousands):

	Six Months Ended June 30,
	2021	2020
Cash interest paid	$532	$5,366

Significant non-cash financing and investing activities:
Increase in debt from in-kind interest	6,914
Plant, equipment, and mine development acquired by note payable	407	—
Plant, equipment, and mine development additions included in accounts payable	329	3,038
Liability based restricted stock units transferred to equity	284	—
Exchange of Seller lien notes for HYMC common stock	—	208,713
Exchange of Seller lien notes for Subordinated Notes	—	80,000
Allocate and write-off Seller's debt issuance costs	—	8,202
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
The Company has deductible-based insurance policies for certain losses related to general liability, workers’ compensation and automobile coverage. The Company records accruals for contingencies related to its insurance policies when it is probable that a liability has been incurred and the amount can be reasonably estimated. These accruals are adjusted periodically as assessments change or additional information becomes available. Insurance losses for claims filed and claims incurred but not reported are accrued based upon estimates of the aggregate liability for uninsured claims using historical loss development factors and actuarial assumptions followed in the insurance industry.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
Financial commitments not recorded in the financial statements
As of June 30, 2021 and December 31, 2020, the Company's off-balance sheet arrangements consisted of operating lease agreements, a net profit royalty arrangement, and a future purchase obligation for consignment inventory.
Operating leases
During the year ended December 31, 2020, the Company signed two leases for the rental of mining equipment. The operating leases for mobile mining equipment are used to supplement the Company’s own fleet. Each lease has less than a year remaining as of June 30, 2021. The total remaining minimum lease payments for the two leases was approximately $0.9 million as of June 30, 2021.
During the first quarter of 2021, the Company executed an operating lease agreement for a new large wheel loader with equal monthly payments of $0.1 million payable over four years, in addition to monthly maintenance payments based upon a fixed rate per service maintenance units. The total remaining minimum lease payments for this lease was approximately $8.5 million (including maintenance payments of $3.7 million) as of June 30, 2021.
The Company also holds operating leases for office buildings. Rent expense is $0.1 million annually and the leases expire between July 2021 and January 2022.
Net profit royalty
A portion of the Hycroft Mine is subject to a mining lease that requires a 4% net profit royalty be paid to the owner of certain patented and unpatented mining claims. The mining lease also requires an annual advance payment of $120,000 every year mining occurs on the leased claims. All advance annual payments are credited against the future payments due under the 4% net profit royalty. An additional payment of $120,000 is required for each year total tons mined on the leased claims exceeds 5.0 million tons. As of June 30, 2021, total tons mined from the leased claims did not exceed 5.0 million tons. The total payments due under the mining lease are capped at $7.6 million, of which the Company has paid or accrued $2.8 million and included $0.5 million in Other assets, non-current in the consolidated balance sheets as of June 30, 2021.
Consignment inventory
As of June 30, 2021, the Company has prepaid $1.9 million towards un-replenished consignment stock inventory, which is included in Prepaids and other on the condensed consolidated balance sheets. Additionally, during the first quarter of 2021, the Company purchased $0.5 million of replenished consignment stock inventory, payable monthly in 12 equal payments which began in March 2021. Replenished stock inventory is included in Other assets, non-current on the condensed consolidated balance sheet, with an offsetting payable included in Accounts payable on the condensed consolidated balance sheet.
21. Related Party Transactions
Certain amounts of the Company's indebtedness have historically, and with regard to the $80.0 million of Subordinated Notes, are currently, held by five financial institutions. As of June 30, 2021, three of the financial institutions, Highbridge Capital Management, LLC (“Highbridge”), Mudrick Capital Management, L.P (“Mudrick”) and, Whitebox Advisors, LLC (“Whitebox”), held more than 10% of the common stock of the Company and, as a result, each are considered a related party (the "Related Parties") in accordance with ASC 850, Related Party Disclosures. For the three and six months ended June 30, 2021, Interest expense, net of capitalized interest included $1.8 million and $3.6 million, respectively, for the debt held by Related Parties. For the three and six months ended June 30, 2020, Interest expense, net of capitalized interest included $12.7 million and $27.8 million, respectively, for the debt held by Related Parties. As of June 30, 2021 and December 31, 2020, the Related Parties held a total $74.8 million and $71.2 million, respectively, of debt. Additionally, during 2020, the Company's Compensation Committee and Board of Directors approved annual Director compensation arrangements for non-employee directors, of which $0.2 million is payable to Mudrick as of June 30, 2021. During the three months ended June 30, 2021, the Company paid $0.03 million to Mudrick and Mudrick vested in 5,047 restricted stock units that will convert into the same number of shares of the Company's common stock upon the Mudrick representative no longer serving on the Company's Board of Directors.
In connection with the closing of the Public Offering on October 6, 2020, Highbridge and Mudrick acquired 833,333, and 3,222,222 of the units, consisting of shares of common stock and Public Offering Warrants, issued in the Public Offering, respectively. Refer to Note 11 - Warrants for further information.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion, which has been prepared based on information available to us as of August 3, 2021, provides information that we believe is relevant to an assessment and understanding of our consolidated operating results and financial condition. As a result of the completion of the Recapitalization Transaction, the financial statements of Seller are now the financial statements of the Company. Prior to the Recapitalization Transaction, the Company had no operating assets but, upon consummation of the Recapitalization Transaction, the business and operating assets of Seller sold to the Company became the sole business and operating assets of the Company. Accordingly, the financial statements of Seller and its subsidiaries as they existed prior to the Recapitalization Transaction and reflecting the sole business and operating assets of the Company going forward, are now the financial statements of the Company. The following discussion should be read in conjunction with our other reports filed with the U.S. Securities and Exchange Commission (the “SEC”) as well as our consolidated financial statements (the "Financial Statements") and the notes thereto (the "Notes") included in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2021. Terms not defined herein have the same meaning defined in the Financial Statements and the Notes.
The following MD&A generally discusses our condensed consolidated financial condition and results of operations for 2021 and 2020 and year-to-year comparisons between 2021 and 2020.
Introduction to the Company
We are a U.S.-based gold and silver producer that is focused on operating and developing our wholly owned Hycroft Mine in a safe, environmentally responsible, and cost-effective manner. Gold and silver sales represent 100% of our operating revenues and the market prices of gold and silver significantly impact our financial position, operating results, and cash flows. The Hycroft Mine is located in the State of Nevada and the corporate office is located in Denver, Colorado. The Hycroft Mine had proven and probable mineral reserves of 11.9 million ounces of gold and 478.5 million ounces of silver at December 31, 2020, as determined by deducting mineral reserves mined through December 31, 2020 from the mineral reserves estimated in the Hycroft Technical Report at July 31, 2019.
As discussed throughout this MD&A, including within the Hycroft Mine section, during the six months ended June 30, 2021, while we have been able to achieve or improve on certain of our internal operating, processing, sales and production cost targets, because the Company is operating at a pre-commercial scale, it has incurred a net operating loss with negative cash flows before financing activities creating substantial doubt about our ability to continue as a going concern. Refer to the Going Concern subsection of the Recent Developments section of this MD&A for additional details.
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
During the first half of 2021, we reported no lost time accidents. The Hycroft Mine’s total reportable incident frequency rate ("TRIFR") for the trailing twelve months, which includes other reportable incidents, is one of the metrics we use to assess safety performance, and it is well below industry averages and significantly below historical levels experienced at the Hycroft Mine. During the first half of 2021 we continued our critical focus on safety, including allocating additional personnel, resources, workforce time, and communications to mine safety. These actions contributed to a reduction in our TRIFR to approximately 0.62 at June 30, 2021, compared with approximately 2.30 at December 31, 2020. We will continue our safety efforts to reach the level of safety we expect and need to keep our workforce, contractors, and visitors safe.
For health and safety actions specific to COVID-19, refer to the Recent Developments section of this MD&A.

Executive Summary
In the first half of 2021 we operated a conventional run-of-mine (“ROM”) operation with a mix of the Hycroft-owned mining fleet and a rental mining fleet. During the first half of 2021, the Company continued to operate at the 2020 pre-commercial scale, with a plan to mine at a rate in the second half of 2021 that allows the Company to comply with its debt covenants. During the first half of 2021 our technical team continued to progress and develop our understanding of the requirements for implementing the proprietary two-stage sulfide heap oxidation and leach process on a commercial scale, including capital improvement requirements that have been identified and are necessary for successful operations. In addition, the team, together with independent engineering firms and consultants, has completed scoping level economic analyses on multiple processing options. Based on this work, we are undertaking a feasibility study for a Mill and Atmospheric Alkaline Oxidization ("AAO") process as well as other studies. The result of this work will determine the timeline of bringing the sulfides into commercial scale operation and our ROM plan, which is expected to facilitate access to commercial scale sulfides and will be developed to coincide with that schedule.
Highlights for the first half of 2021 included:
•Production in the second quarter of 2021 of 16,776 ounces of gold and 139,351 ounces of silver represented a 212% and 338% increase in ounces produced, respectively, compared with the corresponding quarter in 2020.
•Sales in the second quarter of 2021 were 17,060 ounces of gold (average realized price of $1,811 per ounce) and 189,766 ounces of silver (average realized price of $26.88 per ounce), contributing to a $28.4 million increase in revenue compared with second quarter of 2020.
•Continued improvements in safety performance with a 0.62 trailing 12-month total reportable incident frequency rate (“TRIFR”) at the end of the second quarter of 2021 compared to 3.80 at the end of 2020, an approximate 84% reduction.
•Significant improvements in unit costs over the last six months with reductions in mining cost per ton and processing cost per ton.
•Metallurgical drilling continued through the second quarter of 2021 with 31 holes drilled to date totaling 30,929 feet. This drill program, as previously disclosed, is to complete the necessary variability and metallurgical work on geologic domains that were not tested in the past but that represent a significant portion of the life-of-mine production.
•Column tests are being performed on sulfide material mined in the first half of 2021. These column tests use sulfide material that has recently been extracted from key domains and will provide additional information for the two-stage sulfide heap oxidation and leach process.
•The technical team, together with independent engineering firms and consultants, has completed scoping level economic analyses on multiple processing options. Based on these scoping studies, we engaged Ausenco Engineering USA South Inc. (“Ausenco”) to complete a feasibility study building on previous Atmospheric Alkaline Oxidation (“AAO”) feasibility and pilot plant results, expected to be completed in Q1 2022.
•In addition, we have requested bids from other engineering firms to complete a pre-feasibility study on the pressure oxidation (“POX”) process as we continue to evaluate processing options for optimizing value, with an anticipated delivery to coordinate with the AAO feasibility study.
•The result of the programs and analyses will determine the method and timeline of bringing the sulfides into commercial scale operation and our ROM plan, which is expected to facilitate access to commercial scale sulfides, will be developed to coincide with that schedule.
•During the quarter ended June 30, 2021, the Company reduced restricted cash by approximately $4.8 million by replacing most of its surety bonds with surety bonds that require lower cash collateral.
•There were no write downs of production inventories in the first half of 2021 as compared with the same period in 2020.
•Hycroft continued to operate at a pre-commercial scale using a ROM plan with direct leaching, and the associated low gold equivalent production and sales volumes and high relative operating costs resulted in a second quarter 2021 net loss and net cash outflows from operating activities.

Recent Developments
Going concern
As discussed in Note 2 - Summary of Significant Accounting Policies to the Notes to the Financial Statements, events and conditions exist that, when considered individually or in the aggregate, raise substantial doubt about our ability to continue as a going concern because without additional funding we may be unable to meet our obligations as they become due within one year after the date that the financial statements for the period ended June 30, 2021 were issued. Although we completed the Recapitalization Transaction during the 2020 second quarter and completed the underwritten public offering on October 6, 2020, for estimated proceeds net of discount and equity issuance costs of $83.1 million, using our internal forecasts and cash flow projection models, we currently project we will likely require additional cash from financing activities in less than 12 months from the date of this Quarterly Report on Form 10-Q to meet our operating and investing requirements and future obligations as they become due.
Our ability to continue as a going concern is contingent upon securing additional funding for working capital, capital expenditures and other corporate expenses so that we can increase sales by achieving higher cost-effective operating tonnages and recovery rates and generate positive cash flows. In order to provide flexibility and opportunities to raise additional funding efficiently, we filed a shelf registration statement on Form S-3 with the SEC, that was declared effective on July 13, 2021, registering the issuance of common and preferred stock, debt, units and other securities up to $500 million in aggregate amount of securities (the “Universal Shelf”). The terms of any offering under the Universal Shelf will be established at the time of the offering and be set forth in an accompanying prospectus supplement relating to such offering. While we monitor and evaluate opportunities on an ongoing basis to appropriately fund the Company and address our going concern, we do not have any agreements or understandings to issue any securities under the Universal Shelf at this time.
COVID-19
In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic, which continues to spread throughout the United States with new variants of the virus. Efforts implemented by local and national governments, as well as businesses, including temporary closures, have had adverse impacts on local, national and global economies. We have implemented health and safety policies and protocols for employees, contractors, and visitors that follow guidelines published by the Center for Disease Control (CDC) and the Mine Safety and Health Administration (MSHA). During the first quarter of 2021, and the fourth quarter of 2020, our operations were limited by COVID-19 related absences, however the impact while negative, did not materially and adversely affect our operations. The extent of the impact of COVID-19 on our operational and financial performance going forward will depend on certain developments, including but not limited to the duration and continued spread of the outbreak and strand mutations, the availability and use of vaccines, the development of therapeutic drugs and treatments, and the direct and indirect impacts on our employees, vendors, and customers, all of which are uncertain and cannot be fully anticipated or predicted. Since the Hycroft Mine represents the entirety of our operations, any further COVID-19 outbreaks at the mine site or any governmental restrictions implemented to combat the pandemic could result in a partial or an entire shutdown of the Hycroft Mine itself, which would adversely impact our financial position, operating results, and cash flows.
The Hycroft Mine experienced only two COVID-19 cases during the second quarter of 2021. Accordingly, the site began to relax COVID-19 control restrictions in accordance with state, national, and CDC guidelines and will continue to monitor and follow those guidelines going forward.
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

Technical and operations review summary
The new leadership team established at the mine in late 2020 launched an extensive and detailed review of the Hycroft Mine and took immediate steps to rectify operational shortcomings, significantly reduce costs, and put in place an operating team aligned with the Company’s long-term strategy to establish the Hycroft Mine as a safety-focused, long-life, low-cost gold and silver producer. Incident and near miss reporting improved as expected as the team initiated numerous campaigns to recognize, report and eliminate safety hazards. To date, the team has made significant strides at the Hycroft Mine through elevating the safety performance with a marked decrease in the twelve-month trailing TRIFR, improving the culture at Hycroft, and establishing operational improvements, including managing the leach pad operations with no write-off of leach pad ounces since the second quarter of 2020, and increasing operational efficiencies to reduce costs by idling high-cost equipment. In addition, a review of consumable consumption has resulted in lower costs by reducing consumption and utilizing vendors with lower unit costs. We have also continued to reduce our reliance on contractors which tend to be higher cost and less efficient. As 2021 progresses, we have seen, and we expect to see, continued improvement in safe work performance and operations performance.
In the fourth quarter of 2020, we formed a technical team to support the new leadership team in ongoing data analysis, developing processing models for future larger-scale sulfide leach operations and reviewing data and results from the pre-commercial leach pads. The technical team is comprised of Hycroft's technical team and industry leading consultants with expertise in metallurgy, open pit mining and heap leach processing, heap leach stacking and modeling and other process technologies, and the team also has access to a leading research and development laboratory. The mine site’s process team and leadership in conjunction with the industry leading consultants focused its efforts on identifying and investigating opportunities for improvements in operating parameters in the sulfide heap oxidation and leach process and additional processing alternatives resulting in work plans as described in the following 2021 Outlook section.
2021 Outlook
Our 2021 operating plan continues to entail mining and processing ROM oxide and transitional ores aimed at optimizing ounce production and cash flows and preserving our cash. Compared to our current capabilities for processing sulfide ore, ROM oxide and transitional ore can be processed at a lower cost because this material does not require crushing, rehandling, or soda ash reagent application, and the shorter recovery cycle reduces working capital. The full year 2021 ROM operating plan provides us the opportunity to complete and evaluate the results of ongoing technical and optimization work for the proprietary two-stage heap oxidation and leach process, substantially complete the AAO mill feasibility with the final report expected in the first quarter of 2022 and evaluate alternative processes including substantially completing the POX pre-feasibility study with the final report targeted in the first quarter of 2022.
Capital and project spending outlook is anticipated to be at the top end of original guidance and is expected to be in the range of $18 million to $20 million for the full year in 2021, due to an earlier than planned equipment rebuild and timing of metallurgical and exploration spending.
Upon achieving or improving upon our targeted production and sales levels for the first half of 2021 and reviewing our forecasts for the second half of 2021, we are maintaining our full year production outlook of 45,000 to 55,000 ounces of gold and 400,000 to 450,000 ounces of silver. During the six months ended June 30, 2021, we produced 30,637 ounces of gold and 234,462 ounces of silver, which represents approximately 61% and 45%, respectively, of the mid-points of the full year production outlook range. At current metal prices, our full-year 2021 production costs are expected to exceed gold and silver revenues due to fixed costs and operations continuing at a pre-commercial level.

Technical Activities
During the first half of 2021, we continued to work alongside our industry leading consultants to identify gaps in information and investigate opportunities for improvements in operating parameters for commercial scale Hycroft operations. This information is critical in understanding the mineralogical properties of the deposit and ultimately the most economic processing technology for the various ore domains. Accordingly, we developed an approximate $10 million program for drilling and additional metallurgical and mineralogical studies in 2021 and early 2022, which has been approved by our Board of Directors and is being funded from existing cash and our current operating plan. The program is expected to be completed in the first quarter of 2022, and as of June 30, 2021, we have spent $2.9 million under the program.
Our ongoing and future technical work for the Hycroft Mine can be categorized into four main areas: (i) current leach pad operations; (ii) mine planning and exploration; (iii) the proprietary two-stage sulfide heap oxidation and leach process; and (iv) mill sulfide processing options. As is common in the mining industry, mines with large mineral reserves like Hycroft often process ores using more than one recovery method and, accordingly, we are evaluating more than one processing method to determine which method, either individually or in combination with others, may be the most beneficial to the future development of the Hycroft Mine.
Consistent with our strategy to position the Hycroft Mine for a ramp up at the appropriate time, much of our technical efforts for 2021 are focused on achieving the below items in each of the four areas:
Current leach pad operations
•Leach pad optimization – We developed a stacking plan for the 2021 ROM plan that utilizes existing leach pads that have the capacity to stack up to approximately 30 million tons of ROM ore. We have continued to work on ROM ore mine plans and stacking plans to optimize our cash position as we bridge to commercial scale sulfide operations. These plans facilitate deferring capital expenditures to complete and commission the new leach pad into 2022 or beyond dependent on the timing and nature of the sulfide ore mining plans.
•Constraints to growth – The Hycroft Mine’s future ramp up, including increasing ROM operations, is dependent on eliminating current mining and processing constraints. As it relates to mining, when we are ready to ramp up production, we will need to acquire a mining fleet capable of achieving targeted production, and recruit and train operators and maintenance staff. For processing, we will need to: (i) complete planned repairs to the Brimstone Merrill-Crowe plant and refinery; (ii) restore and recommission the North Merrill-Crowe plant, and complete detailed engineering, permitting, and installation for the adjacent refinery; (iii) ensure we have sufficient reagent availability and storage, handling, and application systems; and (iv) evaluate other supporting process plant and equipment required for future growth, namely material handling systems and crusher capacity.
Mine planning and exploration
•Mine planning – The mining and geology teams, together with Forte Dynamics, Inc., a multi-faceted engineering and consulting firm in open pit mining and heap leach processes, are working to identify additional opportunities to explore areas with higher grade potential and identify mine plan enhancements for improved cash flows. In addition to developing several mine plans with this team, we are continuing to work on mine plans that are cash efficient and position the Company for commercial scale sulfide operations at the appropriate time.
•Exploration - The expanded exploration team has identified exploration drilling opportunities to follow up on higher grade areas that have been insufficiently drilled, to convert inferred blocks to measured or indicated blocks, and areas that have had little to no drilling that are prospective for higher grade material. We have plans to opportunistically and cost effectively drill these areas as we have drilling capacity with the drill rigs that were contracted to complete the variability drilling program.
Two-stage sulfide heap oxidation and leach process
•Column test work - Column tests are being performed on sulfide material mined in the first half of 2021. These column tests utilize sulfide material that has recently been extracted from key domains and will provide additional information for the two-stage sulfide heap oxidation and leach process.
•Variability test work - The variability test work is underway. This work is necessary for all commercial scale sulfide processing options. The test work includes a suite of mineralogy studies designed to:
▪understand the metallurgical characteristics of each geologic domain and their amenability to various processing technologies;
▪understand the metallurgical characteristics of sulfide material below the water table;
▪understand the role other minerals may play in the overall oxidation process;

▪determine amenability to oxidation in each geologic domain;
▪establish a relationship between oxidation rates and gold recoveries across each geologic domain; and
▪establish optimum crush size.
•Flow sheet and equipment review - Commensurate with the variability testing and analyses, we reviewed the process flowsheet and it was determined that certain additional components would be required to achieve successful commercial scale operations with the novel process. These components would require additional capital and time to engineer and implement into the system. These components include:
▪agglomeration of crushed material;
▪materials handling systems;
▪air injections; and
▪solutions management, including on/off pads.
Mill sulfide processing options
As previously discussed, we are in the process of reviewing historically completed feasibility and pilot plant work for sulfide processing options, as well as conducting metallurgical and mineralogical testing programs geared towards identifying the most appropriate processing technologies for each ore domain. The technical work programs taking place in 2021 and 2022, as previously discussed, will provide information for evaluating operational enhancements, updates, and opportunities.
The team, together with independent engineering firms and consultants, has completed scoping level economic analyses on multiple processing options. Based on these scoping studies, we engaged Ausenco to complete a feasibility study building on previous 2014 and 2016 AAO feasibility studies and pilot plant results and we are in discussions with other engineering firms on completing a pre-feasibility study on the POX process as we continue to evaluate alternative processing options.
Although the above items set forth our current expectations of focus during 2021, as information, test results, and data become available to us during the upcoming year, such findings may modify the scope, nature, and timing of technical, testing, engineering, and growth planning work performed.
During 2021, we intend to focus our efforts on placing the Hycroft Mine in a position for future ramp up of production at the appropriate time. Our focus for 2021 will entail mining and processing ROM oxide and transitional ores aimed at optimizing ounce production and cash flows and preserving our cash. Compared to our current capabilities for processing sulfide ore, ROM oxide and transitional ore can be processed at a lower cost because this material does not require crushing, rehandling, or soda ash reagent application, and the shorter recovery cycle reduces working capital. The ROM operating plan for 2021 will provide us the opportunity to complete and evaluate the results of the ongoing technical and optimization work for the proprietary two-stage heap oxidation and leach process. Based upon the findings and results of this evaluation process, we may update or file a new technical report. We currently have established goals and budgeted estimated costs for this work in 2021 or 2022. We expect to be in a position to provide an update on the path forward for commercial scale sulfide operations by the second quarter of 2022.

Hycroft Mine
Operations
The following table provides a summary of operating results for the Hycroft Mine:

		Three Months Ended June 30,		Six Months Ended June 30,
		2021	2020	2021	2020
Ore mined - sulfide stockpile	(ktons)	602	—	1,021	—
Ore mined - crusher feed	(ktons)	—	1,550	—	2,507
Ore mined - ROM	(ktons)	2,556	196	5,021	501
Total ore mined	(ktons)	3,158	1,746	6,042	3,008
Waste mined	(ktons)	1,762	1,272	2,957	1,437
Total mined	(ktons)	4,920	3,018	8,999	4,445

Waste tons to ore tons strip ratio	(#)	0.56	0.73	0.49	0.48

Ore grade mined - gold	(oz/ton)	0.016	0.011	0.014	0.014
Ore grade mined - silver	(oz/ton)	0.430	0.245	0.348	0.205

Production - gold	(oz)	16,776	5,370	30,637	12,342
Production - silver	(oz)	139,351	31,806	234,462	73,717

Ounces sold - gold	(oz)	17,060	4,237	26,890	10,797
Ounces sold - silver	(oz)	189,766	21,331	247,002	70,703

Average realized sales price - gold	($/oz)	$1,811	$1,719	$1,801	$1,631
Average realized sales price - silver	($/oz)	$26.88	$16.50	$26.70	$16.24
As shown above, tons mined, ounces produced, ounces sold and average realized prices significantly increased during the three and six months ended June 30, 2021, compared with the same periods of the prior year due to ramping up mining and operations beginning in the second quarter of 2020.
Mining activity during the first half of 2021 was negatively impacted by unfavorable levels of manpower due to recruiting shortfalls, as well as COVID-19 related absences. Higher gold and silver grades during the first half of 2021 were as expected under the current mine plan.
The crusher did not operate during the first half of 2021, as planned, as all our mined ROM ore was routed to the Brimstone leach pad and sulfide ore was stockpiled. Based on the current ROM plan for 2021 we do not plan to operate the crusher in 2021 or 2022.
During the first half of 2021, ore placed on the leach pads was transitional ore, which based on studies and processing results in the second half of 2020, indicate this ore is more amenable to direct leach, as the costs and time associated with oxidizing transitional ore do not yield significantly better recoveries than routing transitional ore as direct leach. Until the Company builds a commercial scale operation to process sulfide ore, the ore mined is expected to be predominantly ROM oxide ore and transitional ore and we expect to stockpile sulfide ore that we encounter.
Production and sales in the first and second quarters of 2021 increased over the comparable 2020 periods due to increased quantities of ROM ounces placed in the fourth quarter of 2020 and the first quarter of 2021. The recovered ounces realized in the first half of 2021 resulted from continued leach production of those inventory ounces, additional ounces placed under leach, higher leach solution flows to the pad, and improving recovery performance from the Brimstone plant. Average realized gold prices per ounce increased during the first half of 2021 and combined with the higher volumes resulted in revenue of $55.0 million as compared to $18.8 million in the comparable 2020 period. The Company did not record any write downs of production inventories in the first half of 2021.

Results of Operations
Revenues
Gold revenue
The table below summarizes gold sales, ounces sold and average realized prices for the following periods (dollars in thousands, except per ounce amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Gold revenue	$30,900	$7,284	$48,441	$17,612
Gold ounces sold	17,060	4,237	26,890	10,797
Average realized price (per ounce)	$1,811	$1,719	$1,801	$1,631
During the three and six months ended June 30, 2021, gold revenue was $30.9 million and $48.4 million, respectively, compared to $7.3 million and $17.6 million for the comparable periods of 2020. The significant increase in revenue during the 2021 periods was attributable to the mine having more ore under leach as mining and processing operations increased beginning in the second quarter of 2020, resulting in higher production-related inventory balances and gold revenue during the three and six months ended June 30, 2021. We also benefited from favorable gold prices, which were $92 and $170 per ounce, or 5% and 10% higher during the three and six months ended June 30, 2021, respectively, compared to the same periods of 2020. Gold revenue was also adversely affected during the three and six months ended June 30, 2020 due to lower gold ounces available for sale as a result of write-downs of recoverable gold ounces on the leach pads (see Note 4 - Inventories to the Notes to the Financial Statements).
Silver revenue
The table below summarizes silver sales, ounces sold and average realized prices for the following periods (dollars in thousands, except per ounce amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Silver revenue	$5,101	$352	$6,596	$1,148
Silver ounces sold	189,766	21,331	247,002	70,703
Average realized price (per ounce)	$26.88	$16.50	$26.70	$16.24
During the three and six months ended June 30, 2021, silver revenue was $5.1 million and $6.6 million, respectively, compared to $0.4 million and $1.1 million for the comparable periods of 2020. Similar to gold revenue, the increase in silver revenue during the second quarter of 2021 was attributable to the mine having more ore under leach as compared to the same 2020 period. We also benefited from favorable silver prices, which were over $10 per ounce higher during both of the three and six months ended June 30, 2021, compared to the same periods of 2020. Silver revenue was also adversely affected during the three and six months ended June 30, 2020 due to lower silver ounces available for sale as a result of write-downs of recoverable ounces on the leach pads.

Total cost of sales
Total cost of sales consists of Production costs, Depreciation and amortization, Mine site period costs, and Write-down of production inventories. The table below summarizes total cost of sales for the following periods (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Production costs	$29,494	$7,486	$47,311	$16,421
Depreciation and amortization	1,573	548	2,614	1,324
Mine site period costs	2,434	12,870	12,978	20,062
Write-down of production inventories	—	10,959	—	17,924
Total cost of sales	$33,501	$31,863	$62,903	$55,731
Production costs
For the three and six months ended June 30, 2021, we recognized $29.5 million and $47.3 million, respectively, in Production costs, or $1,729 and $1,759, respectively, per ounce of gold sold, compared to $7.5 million and $16.4 million respectively, or $1,767 and $1,521 per ounce of gold, sold during the same period of 2020. The increase in total production costs was primarily due to a respective increase of 12,823 and 16,093 gold ounces sold at a higher average inventory cost per ounce during the three and six months ended June 30, 2021 compared to the same periods of 2020. As discussed in the below Mine site period costs section, throughout 2020 and the six months ended June 30, 2021, a high operating cost structure at current levels of production has resulted in write-downs to ending inventory values per ounce of gold that approximate the net realizable value per ounce of gold (after considering future costs to complete and sell) as determined in accordance with our accounting policies. Accordingly, production costs per ounce of gold sold has been partially limited by the impact of recognizing Mine site period costs, which lowers the carrying value of production-related inventories.
Depreciation and amortization
Depreciation and amortization was $1.6 million and $2.6 million, or $92 and $97 per ounce of gold sold for the three and six months ended June 30, 2021, respectively, compared to $0.5 million and $1.3 million, or $129 and $123 per ounce of gold sold, during the same periods of 2020. The decrease in total depreciation and amortization costs per ounce of gold sold was largely due to an increase of 12,823 and 16,093 gold ounces sold during the three and six months ended June 30, 2021 compared to the same periods of 2020.
Mine site period costs
During the three and six months ended June 30, 2021, inclusive of depreciation and amortization, we recorded $2.4 million and $13.0 million, respectively, of Mine site period costs for costs that were in excess of the net realizable value per ounce of gold inventories, compared to $12.9 million and $20.1 million during the same periods of 2020. Such period costs are generally the result of recurring or significant downtime or delays, unusually high levels of repairs, inefficient operations, overuse of processing reagents, inefficient cost-volume structures, or other unusual costs and activities, and cannot be recorded to production-related inventories based on the threshold established by the calculation of the estimated net realizable value per ounce of gold.
Write-down of production inventories
We did not record any production-related inventory write-downs during the three and six months ended June 30, 2021. As discussed in Note 4 - Inventories to the Notes to the Financial Statements, based on metallurgical balancing results, during the three and six months ended June 30, 2020, we determined that 6,512 and 10,492 ounces of gold that had been placed on the leach pads were no longer recoverable and recognized $11.0 million and $17.9 million, respectively, of Write-down of production inventories on the consolidated statements of operations, which included production costs of $10.2 million and $16.7 million, and capitalized depreciation and amortization costs of $0.8 million and $1.2 million, respectively.

General and administrative
General and administrative totaled $5.2 million and $9.0 million during the three and six months ended June 30, 2021, respectively, compared to $10.4 million and $12.4 million during the same periods of 2020. The decrease of $5.2 million during the three months ended June 30, 2021 was primarily due to decreases in: (i) bonus compensation associated with the completion of the May 2020 Recapitalization Transaction of $4.8 million; (ii) insurance costs of $1.7 million; and (iii) registration fees of $0.1 million, partially offset by increases in: (i) legal, professional, and consulting fees associated with general corporate matters and obligations as a public company of $0.5 million; (ii) director compensation for the members of our committees created upon becoming a public company of $0.5 million; and (iii) salary and compensation costs from increased headcount of $0.3 million.
The decrease of $3.4 million during the six months ended June 30, 2021 was primarily due to decreases in: (i) bonus compensation associated with the completion of the May 2020 Recapitalization Transaction of $4.6 million; (ii) insurance costs of $1.4 million; and (iii) registration fees of $0.1 million, partially offset by increases in: (i) legal, professional, and consulting fees associated with general corporate matters and obligations as a public company of $1.4 million; (ii) salary and compensation costs from increased headcount of $0.7 million; and (iii) director compensation for the members of our committees created upon becoming a public company of $0.5 million.
Projects and development
During the three and six months ended June 30, 2021, Projects and development costs totaled $1.0 million and $1.5 million and were related to the following activities: (i) analyzing established feasibility studies; (ii) conducting geological studies; (iii) oversight and project management; and (iv) drilling, engineering, and metallurgical activities. We did not incur any such costs during the three and six months ended June 30, 2020.
Accretion
We recorded $0.1 million and $0.2 million of Accretion during both the three and six months ended June 30, 2021 and 2020, which related to our Asset retirement obligation and future reclamation costs. Refer to Note 12 - Asset Retirement Obligation to the Notes to the Financial Statements for further detail.
Interest expense, net of capitalized interest
As discussed and detailed in Note 9 - Debt, Net to the Notes to the Financial Statements, Interest expense, net of capitalized interest totaled $5.3 million and $9.7 million during the three and six months ended June 30, 2021, respectively, compared to $15.1 million and $35.0 million during the same periods in 2020. The decrease of $9.8 million and $25.3 million during the three and six months ended June 30, 2021 was a result of completing the Recapitalization Transaction on May 29, 2020, which caused the exchange or conversion of the majority of Seller's $627.8 million debt outstanding to equity, thus resulting in post-Recapitalization Transaction indebtedness totaling $159.8 million for the Sprott Credit Agreement and Subordinated Notes.
Fair value adjustments to warrants
During the three and six months ended June 30, 2021, the Fair value adjustments to warrants resulted in a non-cash gain of $0.7 million and $10.1 million, respectively, as the market trading values of our publicly listed warrants decreased, which was primarily due to a decrease in the underlying trading price of our common shares. We did not incur any such warrant adjustment during the three and six months ended June 30, 2020. Refer to Note 11 - Warrants to the Notes to the Consolidated Financial Statements for further detail.
Interest income
Interest income totaled approximately $9,000 and $32,000 during the three and six months ended June 30, 2021, respectively, compared with $35,000 and $0.1 million during the same periods in 2020. Interest income was lower for the three and six months ended June 30, 2021 primarily due to decreases in interest rate yields from the comparable periods of 2020, as well as a decrease in the cash collateral required by our new surety bonds consummated in Q2 of 2021, resulting in less interest earned on our restricted cash held as collateral for the surety bonds.

Income taxes
There was no income tax benefit or expense, net, recognized during the three and six months ended June 30, 2021 and 2020. We have not recorded any future income tax benefits for net losses generated after the completion of the Recapitalization Transaction, due to a full valuation allowance recorded against our net operating loss carryforward earned after the Recapitalization Transaction. For additional details, refer to Note 15 - Income Taxes to the Notes to the Financial Statements.
Net loss
For the reasons discussed above, we recorded a net loss of $8.4 million and $18.1 million for the three and six months ended June 30, 2021, respectively, which included a gain from Fair value adjustments to warrants of $0.7 million and $10.1 million, compared to net losses of $50.7 million and $85.3 million for the three and six months ended June 30, 2020.
Liquidity and Capital Resources
General
Our primary use of cash during the six months ended June 30, 2021 related to the $21.3 million of cash used in the Company's operations and $9.1 million of cash used in investing activities including (i) $3.7 million for purchased equipment and refurbishments; (ii) $2.9 million related to metallurgical and mineralogical studies; and (iii) $2.5 million spent on the leach pad expansion project (which excludes $0.7 million of capitalized interest) to complete construction to the appropriate point in which we believe there would be minimal risk of adverse impacts to the leach pad. We did not complete any financing activities during the six months ended June 30, 2021. However, during the quarter ended June 30, 2021 the Company replaced certain surety bonds with new surety bonds with lower cash collateral requirements, resulting in an approximate $4.8 million reduction in restricted cash.
Historically, we have been dependent on various forms of debt and equity financing to fund our business and we currently project we will likely require additional cash from financing activities in less than 12 months from the date of this report to meet our operating and investing requirements and future obligations as they become due. In order to provide flexibility and opportunities to raise additional funding, we filed a shelf registration statement on Form S-3 with the SEC, that was declared effective on July 13, 2021, registering the issuance of common and preferred stock, debt, subscription rights, units and other securities up to $500 million in aggregate amount of securities. The terms of any offering under the Universal Shelf will be established at the time of the offering and be set forth in an accompanying prospectus supplement relating to such offering. While we monitor and evaluate opportunities on an ongoing basis to appropriately fund the Company and address our going concern, we do not currently have any agreements or understandings to issue any securities under the Universal Shelf.
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
Our future liquidity and capital resources management strategy entails a disciplined approach to monitor the timing and amount of any drilling, metallurgical and mineralogical studies and operational tonnage ramp-up of the Hycroft Mine while attempting to remain in a position that allows us to respond to changes in our business environment, such as a decrease in metal prices or lower than forecasted future cash flows, and changes in other factors beyond our control. As discussed in the Going concern subsection of the Recent Developments section of this MD&A, using estimates of future production costs, operational metrics, and planned capital, project, drilling, and development costs, at current metal spot prices, we do not expect the Hycroft Mine to report positive net operating cash flows during the following 12 months from the issuance date of this report. However, we have undertaken efforts aimed at managing our liquidity and preserving our capital resources by, among other things: (i) monitoring metal prices and the impacts (near-term and future) they have on our business; (ii) developing plans and forecasts that we expect to be reliable and achievable considering historical operational and processing challenges encountered to date; (iii) controlling our working capital and managing discretionary spending; (iv) reviewing contractor usage and rental agreements for more economic options; (v) decrease restricted cash balances that collateralize bonds; and (vi) planning the timing and amounts of capital expenditures and drilling, metallurgical and mineralogical study costs at the Hycroft Mine and deferring such items that are not expected to benefit our near term operating plans.
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
The following table summarizes our projected sources of future liquidity, as recorded within our financial statements (dollars in thousands):

	June 30, 2021	December 31, 2020
Cash	$30,220	$56,363
Accounts receivable	1,463	426
Metal inventories(1)	11,876	6,418
Ore on leach pads, current(2)	37,664	38,041
Total projected sources of future liquidity	$81,223	$101,248
(1)Metal inventories contained approximately 6,969 recoverable ounces of gold that are expected to be sold within the next 12 months. Assuming a gold selling price of $1,727 per ounce (the June 30, 2021 P.M. fix) and excluding any proceeds from silver sales, the sale of all gold ounces estimated to be recovered from our metal inventories would provide us with $12.0 million of revenue. See Note 4 - Inventories to the Notes to the Financial Statements for additional information.
(2)Ore on leach pads contained approximately 21,723 ounces of gold that are expected to be processed into finished goods and then sold within the next 12 months. Assuming a gold selling price of $1,727 per ounce (the June 30, 2021 P.M. fix) and excluding any proceeds from silver sales, the sale of all gold ounces estimated to be recovered from our ore on leach pads would provide us with $37.5 million of revenue. We also have ore on leach pads that is not expected to be processed into finished goods within the next 12 months of $7.3 million; accordingly, we exclude this inventory from our projected sources of future liquidity. See Note 4 - Inventories to the Notes to the Financial Statements for additional information.

Six months ended June 30, 2021 compared to the six months ended June 30, 2020
The following table summarizes our sources and uses of cash for the following periods (dollars in thousands):

	Six Months Ended June 30,
	2021	2020
Net loss	$(18,115)	$(85,330)
Net non-cash adjustments	3,963	52,979
Net change in operating assets and liabilities	(7,165)	(25,291)
Net cash used in operating activities	(21,317)	(57,642)
Net cash used in investing activities	(9,065)	(11,704)
Net cash (used in) provided by financing activities	(583)	107,303
Net (decrease) increase in cash	(30,965)	37,957
Cash and restricted cash, beginning of period	96,040	48,967
Cash and restricted cash, end of period	$65,075	$86,924
Cash used in operating activities
During the six months ended June 30, 2021, we used $21.3 million of cash in operating activities primarily attributable to a net loss of $18.1 million, the cash impact of which was equal to $14.2 million, and $7.2 million used for working capital, which included $6.3 million used to increase production-related inventories. The largest non-cash items included in net income during the six months ended June 30, 2021 included a $10.1 million gain from Fair value adjustments to warrants and Non-cash portion of interest expense of $9.2 million.
For the six months ended June 30, 2020, we used $57.6 million of cash for operating activities primarily attributable to a net loss of $85.3 million, the cash impact of which was equal to $32.4 million, and $25.3 million used for working capital, including the operational ramp up following the 2019 restart of the Hycroft Mine using a net $24.8 million to increase production-related inventory balances. Cash outflows during the six months ended June 30, 2020 were partially offset by certain non-cash expenses included in Net loss, such as $30.4 million of non-cash interest expense and a $17.9 million Write-down of production inventories.
Cash used in investing activities
For the six months ended June 30, 2021 and 2020, we used $9.1 million and $11.7 million, respectively, in investing activities. For the six months ended June 30, 2021, expenditures included (i) $3.7 million for purchased equipment and refurbishments; (ii) $2.9 million related to metallurgical and mineralogical studies; and (iii) $2.5 million spent on the leach pad expansion project (which excludes $0.7 million of capitalized interest) to complete construction to the appropriate point in which we believe there would be minimal risk of adverse impacts to the leach pad. For the six months ended June 30, 2020, the majority of the capital expenditures related to construction of new leach pad space.
Cash (used in) provided by financing activities
During the six months ended June 30, 2021 we repaid $0.6 million of the Additional Interest which is classified as debt under the terms of our Sprott Credit Agreement. Cash provided by financing activities was $107.3 million for the six months ended June 30, 2020, which included proceeds from financing instruments consummated in connection with the Recapitalization Transaction of $254.8 million, offset by principal payments on debt of $132.4 million and payments for legal and consulting fees related to the Recapitalization Transaction of $15.1 million.

Future capital and cash requirements
The following table provides our gross contractual cash obligations as of June 30, 2021, which are grouped in the same manner as they were classified in the cash flows in order to provide a better understanding of the nature of the obligations and to provide a basis for comparison to historical information. We believe the following provides the most meaningful presentation of near-term obligations expected to be satisfied using current and available sources of liquidity (dollars in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating activities:
Net smelter royalty(1)	$403,647	$1,880	$21,536	$24,054	$356,177
Remediation and reclamation expenditures(2)	62,032	—	—	—	62,032
Interest payments(3)	15,705	5,230	8,858	1,617	—
Operating lease requirements(4)	9,372	3,227	4,609	1,536	—
Crofoot royalty(5)	4,870	240	480	480	3,670
Consignment inventory(6)	833	833	—	—	—
Financing activities:
Repayments of debt principal(7)	213,355	5,734	41,526	28,237	137,858
Additional interest payments(8)	9,348	2,200	4,399	2,749	—
Total	$719,162	$19,344	$81,408	$58,673	$559,737
(1)Under the Sprott Royalty Agreement, we are required to pay a perpetual royalty equal to 1.5% of the Net Smelter Returns from our Hycroft Mine, payable monthly that also includes an additional amount for withholding taxes payable by Sprott. Amounts presented above incorporate estimates of our current life-of-mine plan, and are based on consensus pricing for gold and silver. See Note 10 - Royalty Obligation to the Notes to the Financial Statements for additional information.
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
As of June 30, 2021, the Company was in compliance with all covenants under its debt agreements.
Off-balance sheet arrangements
As of June 30, 2021, our off-balance sheet arrangements consisted of operating lease agreements (see Note 20 - Commitments and Contingencies to our Notes to the Financial Statements), a net profit royalty arrangement (see Note 20 - Commitments and Contingencies to the Notes to the Financial Statements), and a future purchase obligation for consignment inventory (see Note 5 - Prepaids and Other to the Notes to the Financial Statements).
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
The following new critical accounting estimate was adopted during the six months ended June 30, 2021, see Note 2 - Summary of Significant Accounting Policies to the Notes to the Financial Statements for additional information.
Fair value of warrant liability
Estimate Required:

We account for the 5-Year Private Warrants to purchase shares of our common stock that are not indexed to our own stock as liabilities at fair value on the balance sheet. The warrants are subject to remeasurement at each balance sheet date, and any change in fair value is recognized as a component of Other (expense) income, net on the statement of operations. We will continue to adjust the liability for changes in fair value of the 5-Year Private Warrants until the earlier of the (i) exercise or expiration of the 5-Year Private Warrants or (ii) the transfer of any 5-Year Private Warrants to any person who is not a permitted transferee, at which time the applicable warrant liability will be extinguished and will be reclassified to additional paid-in capital. We use the closing market price to estimate the fair value of our 5-Year Public Warrants and our Public Offering Warrants. The terms of the 5-Year Private Warrants are substantially identical to the 5-Year Public Warrants except the 5-Year Private Warrants, while held by the SPAC sponsor and/or SPAC underwriter and their permitted transferees, are precluded from mandatory redemption and are entitled to exercise on a “cashless basis” at the holder’s election. Accordingly, we use a Black-Scholes model with an appropriate estimate of volatility considering volatility of the 5-Year Public Warrants and using a Monte Carlo simulation model to incorporate the redemption and cashless exercise features in the 5-Year Private Warrants. Significant judgment is required in determining the expected volatility of our common stock. Due to the limited history of trading of our common stock, we determined expected volatility based on a peer group of publicly traded companies. Increases (decreases) in the assumptions result in a directionally similar impact to the fair value of the Warrant liability.

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
•Risks associated with legislation in Nevada that could significantly increase the costs or taxation of our operations; and
•Changes to the climate and regulations and pending legislation regarding climate change.
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

Hycroft Mining Holding Corporation management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act as of June 30, 2021. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us, including our consolidated subsidiaries, in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure and is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2021 to provide such reasonable assurance, solely as a result of a material weakness identified related to the misapplication of GAAP in accounting for our 5-Year Private Warrants.
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
ITEM 1A. RISK FACTORS
As the Company qualifies as smaller reporting company under Item 10(f) of Regulation S-K, risk factors are not required to be included in a quarterly report and such are omitted from this filing..

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

HYCROFT MINING HOLDING CORPORATION (Registrant)

Date: August 4, 2021	By:	/s/ Diane R. Garrett
Diane R. Garrett President, Chief Executive Officer, and Director (Principal Executive Officer)

Date: August 4, 2021	By:	/s/ Stanton Rideout
Stanton Rideout Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)