Form 10-Q
period 2021-09-30
HYCROFT MINING HOLDING CORP
filed 2021-11-12
CIK 1718405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No ☒
As of November 10, 2021, there were 60,410,922 shares of the Company’s common stock and no shares of the Company’s preferred stock issued and outstanding.

HYCROFT MINING HOLDING CORPORATION
Quarterly Report on Form 10-Q

			Page
PART	ITEM
I	1	Financial Statements	3
	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
	3	Quantitative and Qualitative Disclosures about Market Risk	54
	4	Controls and Procedures	52

II	1	Legal Proceedings	50
	1A	Risk Factors	54
	2	Unregistered Sales of Equity Securities	54
	3	Defaults Upon Senior Secured Equity	54
	4	Mine Safety Disclosures	54
	5	Other Information	54
	6	Exhibits	55
		Signatures	56

ITEM I. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HYCROFT MINING HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

	September 30, 2021	December 31, 2020
	(unaudited)
Assets:
Cash	$19,753	$56,363
Accounts receivable	347	426
Income tax receivable - Note 15	95	—
Inventories - Note 4	16,833	12,867
Ore on leach pads - Note 4	29,588	38,041
Prepaids and other, net - Note 5	5,666	4,303
Current assets	72,282	112,000
Ore on leach pads - Note 4	6,142	7,243
Plant, equipment, and mine development, net - Note 6	69,777	60,223
Restricted cash - Note 7	34,293	39,677
Other assets - Note 5	12,838	13,483
Total assets	$195,332	$232,626
Liabilities:
Accounts payable and accrued expenses	$10,852	$12,280
Deferred revenue - Note 13	1,598	—
Debt, net - Note 9	12,745	5,120
Deferred gain on sale of royalty - Note 10	125	124
Other liabilities - Note 8	5,847	4,157
Current liabilities	31,167	21,681
Warrant liabilities - Note 11	4,149	15,389
Debt, net - Note 9	146,189	142,665
Deferred gain on sale of royalty - Note 10	29,714	29,839
Asset retirement obligation - Note 12	5,091	4,785
Other liabilities - Note 8	541	1,650
Total liabilities	$216,851	$216,009
Commitments and contingencies - Note 20
Stockholders' (deficit) equity:
Common stock, $0.0001 par value; 400,000,000 shares authorized; 60,410,922 issued and outstanding at September 30, 2021; and 59,901,306 issued and outstanding at December 31, 2020	$6	$6
Additional paid-in capital	540,562	537,370
Accumulated deficit	(562,087)	(520,759)
Total stockholders' (deficit) equity	(21,519)	16,617
Total liabilities and stockholders' (deficit) equity	$195,332	$232,626
The accompanying notes are an integral part of these unaudited condensed interim financial statements.

HYCROFT MINING HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues - Note 13	$31,676	$12,291	$86,713	$31,051
Cost of sales:
Production costs	30,616	10,865	77,927	27,286
Depreciation and amortization	1,577	675	4,191	1,999
Mine site period costs - Note 4	11,467	14,230	24,445	34,292
Write-down of production inventories - Note 4	—	—	—	17,924
Total cost of sales	43,660	25,770	106,563	81,501
Operating expenses:
General and administrative	3,313	5,711	12,271	18,149
Projects and development	2,344	—	3,860	—
Write-off of deposit	916	—	916	—
Accretion - Note 12	102	93	306	280
Impairment on equipment not in use - Note 5	—	5,331	—	5,331
Loss from operations	(18,659)	(24,614)	(37,203)	(74,210)
Other (expense) income:
Interest expense, net of capitalized interest - Note 9	(5,461)	(4,319)	(15,176)	(39,278)
Fair value adjustment to warrants - Notes 11 and 18	812	(3,354)	10,956	(4,276)
Interest income	—	9	—	156
Loss before income taxes	$(23,308)	$(32,278)	$(41,423)	$(117,608)
Income tax benefit - Note 15	95	—	95	—
Net loss	$(23,213)	$(32,278)	$(41,328)	$(117,608)

Loss per share:
Basic - Note 16	$(0.39)	$(0.64)	$(0.69)	$(5.10)
Diluted - Note 16	$(0.39)	$(0.64)	$(0.69)	$(5.10)
Weighted average shares outstanding:
Basic - Note 16	60,114,358	50,160,080	59,989,457	23,059,068
Diluted - Note 16	60,114,358	50,160,080	59,989,457	23,059,068
The accompanying notes are an integral part of these unaudited condensed interim financial statements.

HYCROFT MINING HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows used in operating activities:
Net loss	$(41,328)	$(117,608)
Adjustments to reconcile net loss for the period to net cash used in operating activities:
Non-cash portion of interest expense - Note 9	13,042	34,696
Non-cash (gain) loss on fair value adjustment for warrant liabilities - Note 11	(10,956)	4,276
Depreciation and amortization	5,175	4,250
Stock-based compensation - Note 14	2,227	1,991
Write-off of deposit	916	—
Accretion - Note 12	306	280
Write-down of production inventories - Note 4	—	17,924
Impairment on equipment not in use - Note 5	—	5,331
Phantom share compensation	—	225
Changes in operating assets and liabilities:
Accounts receivable	79	(500)
Income tax receivable	(95)	—
Production-related inventories	5,351	(39,763)
Materials and supplies inventories	(1,141)	(2,094)
Prepaids and other assets, net	(1,634)	(2,765)
Accounts payable and accrued expenses	(1,852)	6,926
Deferred revenue	1,598	—
Other liabilities	1,262	1,619
Net cash used in operating activities	(27,050)	(85,212)
Cash flows used in investing activities:
Additions to plant, equipment, and mine development	(11,908)	(19,237)
Net cash used in investing activities	(11,908)	(19,237)
Cash flows (used in) provided by financing activities:
Principal payments on debt	(2,978)	—
Principal payments on capital leases	(58)	—
Proceeds from private placement	—	75,963
Proceeds from Sprott Credit Agreement	—	68,600
Proceeds from sale of royalty to Sprott - Note 10	—	30,000
Proceeds from forward purchase contract	—	25,000
Proceeds from Recapitalization Transaction	—	10,419
Proceeds from 1.25 Lien Note Issuances	—	44,841
Repayment of First Lien Agreement	—	(125,468)
Transaction and issuance costs	—	(15,801)
Repayment of Promissory Note	—	(6,914)
Net cash (used in) provided by financing activities	(3,036)	106,641
Net (decrease) increase in cash and restricted cash	(41,994)	2,192
Cash and restricted cash, beginning of period	96,040	48,967
Cash and restricted cash, end of period	$54,046	$51,159
Reconciliation of cash and restricted cash:
Cash	$19,753	$11,505
Restricted cash	34,293	39,654
Total cash and restricted cash	$54,046	$51,159
q
See Note 19 - Supplemental Cash Flow Information for additional details.
The accompanying notes are an integral part of these unaudited condensed interim financial statements.

HYCROFT MINING HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
(dollars in thousands)

	Common Stock(1)		Treasury Stock(1)		Additional Paid-in Capital(1)	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance at January 1, 2020	345,431	$—	22,103	$—	$5,187	$(444,438)	$(439,251)
Net loss	—	—	—	—	—	(34,618)	(34,618)
Balance at March 31, 2020	345,431	—	22,103	—	5,187	(479,056)	(473,869)
Conversion of Seller's 2.0 Lien Notes to common shares of Seller and distribution of HYMC common stock	14,795,153	2	(22,103)	—	146,217	74,640	220,859
Exchange of Seller's 1.5 Lien Notes for HYMC common stock	16,025,316	2	—	—	160,252	(14,569)	145,685
Common shares issued in private placement	7,596,309	1	—	—	75,962	—	75,963
Exchange of Seller's 1.25 Lien Notes for HYMC common stock	4,845,920	—	—	—	48,459	—	48,459
Shares issued pursuant to forward purchase agreement with SPAC sponsor, including conversion of Class B shares	4,813,180	—	—	—	12,814	—	12,814
Unredeemed SPAC shares of MUDS public stockholders	1,197,704	—	—	—	3,723	—	3,723
Common shares issued pursuant to Sprott Credit Agreement	496,634	—	—	—	6,282	—	6,282
Common shares issued to underwriter	44,395	—	—	—	444	—	444
Vesting of restricted stock units	—	—	—	—	1,802	—	1,802
Equity issuance costs	—	—	—	—	(7,281)	—	(7,281)
Net loss	—	—	—	—	—	(50,712)	(50,712)
Balance at June 30, 2020	50,160,042	$5	—	$—	$453,861	$(469,697)	$(15,831)
Shares issued	101	—	—	—	1	—	1
Stock-based compensation costs	—	—	—	—	16	—	16
Equity issuance costs	—	—	—	—	(960)	—	(960)
Net loss	—	—	—	—	—	(32,278)	(32,278)
Balance at September 30, 2020	50,160,143	$5	—	$—	$452,918	$(501,975)	$(49,052)
(1)Retroactively restated January 1, 2020 and March 31, 2020 for the reverse recapitalization as described in Note 2 - Summary of Significant Accounting Policies, and the restated reclassification of the Company's 5-Year Private Warrants as described in Note 11 - Warrants.

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance at Balance at January 1, 2021	59,901,306	$6	—	$—	$537,370	$(520,759)	$16,617
Stock-based compensation costs	—	—	—	—	507	—	507
Vesting of restricted stock units	—	—	—	—	104	—	104
Net loss	—	—	—	—	—	(9,688)	(9,688)
Balance at March 31, 2021	59,901,306	6	—	—	537,981	(530,447)	7,540
Stock-based compensation costs	—	—	—	—	1,011	—	1,011
Vesting of restricted stock units	63,674	—	—	—	—	—	—
5-Year Private Warrants transferred to 5-Year Public Warrants	—	—	—	—	284	—	284
Net loss	—	—	—	—	—	(8,427)	(8,427)
Balance at June 30, 2021	59,964,980	$6	—	$—	$539,276	$(538,874)	$408
Stock-based compensation costs	—	—	—	—	636	—	636
Vesting of restricted stock units	308,442	—	—	—	650	—	650
Net loss	—	—	—	—	—	(23,213)	(23,213)
Balance at September 30, 2021	60,273,422	$6	—	$—	$540,562	$(562,087)	$(21,519)
The accompanying notes are an integral part of these unaudited condensed interim financial statements.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Consolidated Financial Statements

1. Company Overview
Hycroft Mining Holding Corporation (formerly known as Mudrick Capital Acquisition Corporation ("MUDS")) and its subsidiaries (collectively, “Hycroft”, the “Company”, “we”, “us”, “our”, "it", "HYMC") is a U.S.-based gold and silver company that is focused on operating and developing its wholly owned Hycroft Mine in a safe, environmentally responsible, and cost-effective manner. The Hycroft Mine is located in the State of Nevada and the corporate office is located in Denver, Colorado.
The Company restarted pre-commercial scale open pit mining operations at the Hycroft Mine during the second quarter of 2019 and began producing and selling gold and silver during the third quarter of 2019. The Company's operating plan to date has been primarily focused on developing the proprietary two-stage heap oxidation and leach process detailed in the Hycroft Technical Report Heap Leaching Feasibility Study, prepared in accordance with the requirements of the Modernization of Property Disclosures for Mining Registrants, with an effective date of July 31, 2019 (the “2019 Technical Report”) and advancing evaluations and developing technical studies for milling sulfide ore so that the Company can evaluate alternative processing technologies. Based upon the Company's findings to date, including an analysis completed by an independent third-party research laboratory and independent reviews by two metallurgical consultants, the Company does not believe the Novel Process, as currently designed in the 2019 Technical Report, is economic at current metal prices or those metal prices used in the 2019 Technical Report. Additionally, as announced on November 10, 2021, as a result of current and expected ongoing cost pressures for many of the reagents and consumables used at the Hycroft Mine, and the timeline for completing the updated technical studies in early 2022, effective immediately the Company is discontinuing pre-commercial scale mining at its run-of-mine ("ROM") operation. The Company will continue producing gold and silver from ore on the leach pads as long as it is economic and will right-size the workforce to meet ongoing operational requirements. As a result, the Company is focusing its study efforts and resources on the necessary technical studies for milling sulfide ore and plans to file a new technical report prior to or concurrent with the filing of its Annual Report on Form 10-K for the year ended December 31, 2021, that will include associated mineral reserves and mineral resources.
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
As previously disclosed in the Company's Annual Report on Form 10-K/A, as filed on May 14, 2021 (“2020 Form 10-K/A”), the Company restated its previously issued consolidated financial statements and accompanying notes as of and for the year ended December 31, 2020, to make the necessary accounting corrections related to warrant accounting and to recognize certain warrants as a liability instead of as equity, in accordance with Accounting Standards Codification (“ASC”) 815-40, Contracts in Entity’s Own Equity. As a smaller reporting company that was not required to include quarterly financial information in the 2020 Form 10-K/A, the Company did not amend its previously issued Quarterly Reports on Form 10-Q for any period prior to December 31, 2020. The Company restated the condensed consolidated financial statements for the three and nine months ended September 30, 2020, as reflected below.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
The following presents the restated condensed consolidated financial statements as of and for the three and nine months ended September 30, 2020. The condensed consolidated statement of stockholders' equity reflects the restatement adjustments presented in the consolidated Balance Sheets presented below.

HYCROFT MINING HOLDING CORPORATION CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED) (dollars in thousands)
	September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Total assets	$173,186	$—	$173,186
Liabilities:
Current liabilities	$28,649	$—	$28,649
Other liabilities	1,893	(190)	1,703
Debt, net	140,959	—	140,959
Deferred gain on sale of royalty	29,812	—	29,812
Asset retirement obligation	4,654	—	4,654
Warrant liabilities	—	16,461	16,461
Total liabilities	$205,967	$16,271	$222,238
Stockholders' deficit:
Common stock	$5	$—	$5
Additional paid-in capital	465,103	(12,185)	452,918
Accumulated deficit	(497,889)	(4,086)	(501,975)
Total stockholders' deficit	$(32,781)	$(16,271)	$(49,052)
Total liabilities and stockholders' deficit	$173,186	$—	$173,186

HYCROFT MINING HOLDING CORPORATION CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED) (dollars in thousands)
	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated	As Previously Reported	Restatement Adjustment	As Restated
Revenue	$12,291	$—	$12,291	$31,051	$—	$31,051
Total cost of sales	(25,770)	—	(25,770)	(81,501)	—	(81,501)
Operating expenses	(11,135)	—	(11,135)	(23,760)	—	(23,760)
Loss from operations	(24,614)	—	(24,614)	(74,210)	—	(74,210)
Other (expense) income:
Interest expense, net of capitalized interest	(4,319)	—	(4,319)	(39,278)	—	(39,278)
Fair value adjustment to warrants	(190)	(3,164)	(3,354)	(190)	(4,086)	(4,276)
Interest income	9	—	9	156	—	156
Net loss	$(29,114)	$(3,164)	$(32,278)	$(113,522)	$(4,086)	$(117,608)

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements

HYCROFT MINING HOLDING CORPORATION CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED) (dollars in thousands)
	Nine Months Ended September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Net loss	$(113,522)	$(4,086)	$(117,608)
Adjustments to reconcile net loss for the period to net cash used in operating activities:
Non-cash portion of interest expense	34,696	—	34,696
Write-down of production inventories	17,924	—	17,924
Depreciation and amortization	4,250	—	4,250
Stock-based compensation	1,991	—	1,991
Fair value adjustment to warrants	190	4,086	4,276
Accretion	280	—	280
Impairment on equipment not in use - Note 5	5,331	—	5,331
Phantom share compensation	225	—	225
Changes in operating assets and liabilities	(36,577)	—	(36,577)
Net cash used in operating activities	(85,212)	—	(85,212)
Net cash used in investing activities	(19,237)	—	(19,237)
Cash flows from financing activities:	106,641	—	106,641
Net increase in cash and restricted cash	2,192	—	2,192
Cash and restricted cash, beginning of period	48,967	—	48,967
Cash and restricted cash, end of period	$51,159	$—	$51,159
Total cash and restricted cash	$51,159	$—	$51,159
2. Summary of Significant Accounting Policies
Basis of presentation
These condensed consolidated interim financial statements of the Company have been prepared, without audit, in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, these financial statements do not include all information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto as of and for the year ended December 31, 2020, as amended. The Company continues to follow the accounting policies set forth in those audited consolidated financial statements. In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements include all adjustments that are necessary for a fair presentation of the Company's interim financial position, operating results and cash flows for the periods presented.
Risks and Uncertainties
The Company has a single mine with its revenue, profitability, and cash flows substantially dependent on prevailing prices for gold and silver and its ability to mine and process sufficient volumes of ore cost effectively. Historically, the commodity markets have been very volatile, and there can be no assurance that commodity prices will not be subject to wide fluctuations in the future. A substantial or extended decline in commodity prices could have a material adverse effect on the Company’s financial position, results of operations, cash flows, access to capital and the quantities of mineral reserves that the Company can economically produce.

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
For the nine months ended September 30, 2021, the Company recorded a net loss of $41.3 million, which included a gain from Fair value adjustments to warrants of $11.0 million, and net cash used in operating activities was $27.1 million. As of September 30, 2021, the Company had available cash on hand of $19.8 million, working capital of $41.1 million, Total liabilities of $216.9 million, and an Accumulated deficit of $562.1 million. Historically, the Company has been dependent on various forms of debt and equity financing to fund its business, and the Company currently projects that it will require additional cash to meet its operating and investing requirements and future obligations as they become due within the next twelve months, including the estimated $9.6 million in cash payments required pursuant to the Credit Agreement among MUDS, MUDS Holdco Inc., Allied VGH LLC, Hycroft Mining Holding Corporation, Hycroft Resources and Development, LLC, Sprott Private Resource Lending II (Collector) Inc., and Sprott Resources Lending Corp. (“Sprott Credit Agreement”).
While the Company plans to continue processing gold and silver ore on the leach pads after ceasing mining operations for the pre-commercial scale ROM operation and partially offset the cash that is projected to be used in its operations and investing activities, the Company does not expect to generate net positive cash for the foreseeable future. Accordingly, the Company will be dependent on its unrestricted cash and other sources of cash to fund its business. The Company is actively evaluating alternatives to raise additional capital necessary to fund future development and ongoing working capital needs and exploring other strategic initiatives to enhance stockholder value.
As discussed in Note 22 - Subsequent Events, to avoid potential non-compliance with the Sprott Credit Agreement, on November 9, 2021, the Company received a waiver for six months to permit it to cease active mining operations, and, in alignment with its current forecasts, reduce the minimum unrestricted cash balance to $9.0 million. Depending on the Company's ability to obtain additional cash and the timing of any such cash, the Company may need to obtain additional waivers from its first lien lender in 2022 to comply with debt covenants. While the first lien lender has indicated a willingness to work with the Company, the Company cannot provide any assurance that it will be able to timely obtain cash or receive waivers from debt covenants that will allow the Company to avoid a default under our credit agreements and to continue operating.
The Company's ability to continue as a going concern is contingent upon securing additional funding for working capital, capital and project expenditures, satisfying debt covenants required under the Sprott Credit Agreement, and other corporate expenses so that we can continue to develop the Hycroft Mine by conducting targeted exploration and completing the necessary technical studies to determine the likely timeline to bring the sulfides into commercial scale operation.
These financial statements do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of any liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern. As such, recorded amounts in these financial statements (including without limitation, stockholders’ deficit) have been prepared on a historical-cost basis, as required, which do not reflect or approximate the current fair value of the Company’s assets or management’s assessment of the Company’s overall enterprise or equity value.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
Use of estimates
The preparation of the Company’s financial statements requires management to make estimates and assumptions that affect amounts reported in these financial statements and accompanying notes. The more significant areas requiring the use of management estimates and assumptions relate to: recoverable gold and silver ounces on stockpiles, leach pads and in-process inventories; timing of near-term ounce production and related sales; the useful lives of long-lived assets; probabilities of future expansion projects; estimates of mineral reserves; estimates of life-of-mine production timing, volumes, costs and prices; current and future mining and processing plans; environmental reclamation and closure costs and timing; deferred taxes and related valuation allowances; estimates of the fair value of liability classified warrants, and estimates of fair value for asset impairments and financial instruments. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable at the time the estimate is made. Actual results may differ from amounts estimated in these financial statements, and such differences could be material. Accordingly, amounts presented in these financial statements are not indicative of results that may be expected for future periods.
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

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
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
Warrants
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
For more information regarding debt issuances and extinguishments, royalty obligations, and warrant issuances related to the Recapitalization Transaction see Note 9 - Debt, Net, Note 10 - Deferred Gain on Sale of Royalty, and Note 11 - Warrants.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
4. Inventories
The following table provides the components of Inventories and the estimated recoverable gold ounces therein (dollars in thousands):

	September 30, 2021		December 31, 2020
	Amount	Gold Ounces	Amount	Gold Ounces
Current inventories:
Materials and supplies	$7,590	—	$6,449	—
Merrill-Crowe process plant	763	407	4,810	2,587
Carbon-in-column	3,399	2,052	299	166
Finished goods (doré and off-site carbon)	5,081	2,924	1,309	710
Non-current inventories:
Stockpiles(1)	—	4,996	—	—
Total	$16,833	10,379	$12,867	3,463
(1)During 2021, the Company began stockpiling sulfide ore. The Company intends to use the stockpiles for testing related to the two-stage heap oxidation and leach process or for future processing through a mill and subsequent oxidation process. As of September 30, 2021, stockpiles had a value of $Nil due to the net realizable value analysis performed by the Company as discussed in the Mine site period costs section below.
As of September 30, 2021 and December 31, 2020, in-process inventories and finished goods inventories included $0.5 million and $0.3 million, respectively of capitalized depreciation and amortization costs.
The following table summarizes Ore on leach pads and the estimated recoverable gold ounces therein (dollars in thousands):

	September 30, 2021		December 31, 2020
	Amount	Gold Ounces	Amount	Gold Ounces
Ore on leach pads, current	$29,588	17,454	$38,041	21,869
Ore on leach pads, non-current	6,142	3,612	7,243	4,164
Total	$35,730	21,066	$45,284	26,033
As of September 30, 2021 and December 31, 2020, the current portion of Ore on leach pads included $1.6 million and $1.8 million, respectively of capitalized depreciation and amortization costs. Additionally, as of September 30, 2021 and December 31, 2020 the non-current portion of Ore on leach pads included $0.4 million and $0.4 million respectively, of capitalized depreciation and amortization costs.
Write-down of production inventories
The estimated recoverable gold ounces placed on the leach pads are periodically reconciled by comparing the related ore contents to the actual gold ounces recovered (metallurgical balancing). As the Company did not experience a reduction in ounces expected to be recovered from the leach pads during 2021 to date, the Company did not record a Write-down of production inventories during the three and nine months ended September 30, 2021.
During the three and nine months ended September 30, 2020, based on metallurgical balancing results, the Company determined that 6,512 and 10,492 ounces of gold, respectively, that had been placed on the leach pads were no longer recoverable and recognized a Write-down of production inventories on the consolidated statements of operations, which included Production costs of $10.2 million and $16.7 million, respectively, and capitalized depreciation and amortization costs of $0.8 million and $1.2 million, respectively. The write-off of ounces during the three and nine months ended September 30, 2020 were primarily due to mismanagement of the oxidation process, improper adjustments to variables in the oxidation process for changes in the ore type based on domain, and improper solution management. As a result, the Company determined it would recover less gold ounces than planned for those sections of the leach pads.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
Mine site period costs

The following table summarize the components of Mine site period costs (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Production related costs	$10,956	$13,394	$23,341	$32,024
Capitalized depreciation and amortization	511	836	1,104	2,268
Total	$11,467	$14,230	$24,445	$34,292
Mine site period costs are generally the result of recurring or significant downtime or delays, unusually high levels of repairs, inefficient operations, overuse of processing reagents, inefficient cost-volume structures, or other unusual costs and activities, and cannot be recorded to production-related inventories based on the threshold established by the calculation of the estimated net realizable value per ounce of gold, which incorporates estimated future processing, refining, and selling costs, as well as the value for silver by-product.
5. Prepaids and Other, Net
The following table provides the components of Prepaids and other, net and Other assets (dollars in thousands):

	September 30, 2021	December 31, 2020
Prepaids and other, net
Prepaids
Insurance	$2,191	$1,847
Prepaid supplies inventory	1,770	—
Mining claims and permitting fees	1,283	417
License fees	207	259
Equipment mobilization	—	423
Other	7	252
Deposits	208	1,105
Total	$5,666	$4,303

Other assets, non-current
Equipment not in use	$12,238	$12,238
Royalty - advance payment	600	360
Prepaid supplies inventory	—	885
Total	$12,838	$13,483
Deposits
During the third quarter of 2021, the Company determined that additional equipment was no longer expected to be purchased under the current mine plan. Accordingly, a full reserve was applied against a $0.9 million deposit previously paid by the Company to an equipment supplier.
Equipment not in use
As of September 30, 2021, equipment not in use was classified as Other assets and included ball mills, SAG mills, regrind mills, and related motors and components that were previously purchased by a predecessor of the Company. During the second quarter of 2020, the Company engaged an international equipment broker to advertise equipment not in use for potential sale. As a result, the Company recorded an adjustment of $5.3 million to the carrying value during the third quarter of 2020 to reflect the fair market value of the equipment not in use. As of September 30, 2021, the equipment remains not in use and it is uncertain if the Company will sell any of the equipment within one year.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
Prepaid supplies inventory
The Company has multiple inventory consignment agreements with certain of its suppliers of parts used in the crushing, drilling, and blasting processes that require the supplier to maintain a specified inventory of replacement parts and components that are exclusively for purchase and use at the Hycroft Mine. As part of the agreements, the Company is required to make certain payments in advance of receiving such consignment inventory at the mine site. The Company records advance payments as prepaid supplies inventory within Other assets until such inventory is received, at which point, the amounts are reclassified to Inventories.
Royalty - advance payment
As of September 30, 2021, royalty-advance payments included annual advance payments for a portion of the Hycroft Mine that is subject to a mining lease requiring a 4% net profit royalty be paid to the owner of certain patented and unpatented mining claims. Refer to Note 20 - Commitments and Contingencies for further detail.
6. Plant, Equipment, and Mine Development, Net
The following table provides the components of Plant, equipment, and mine development, net (dollars in thousands):

	Depreciation Life or Method	September 30, 2021	December 31, 2020
Leach pads	Units-of-production	$17,708	$17,432
Process equipment	5 - 15 years	17,597	16,065
Buildings and leasehold improvements	10 years	10,507	10,507
Mine equipment	5 - 7 years	8,242	5,961
Vehicles	3 - 5 years	1,454	991
Furniture and office equipment	7 years	352	322
Mine development	Units-of-production	6,673	756
Mineral properties	Units-of-production	37	37
Construction in progress and other		36,529	33,185
		$99,099	$85,256
Less, accumulated depreciation and amortization		(29,322)	(25,033)
Total		$69,777	$60,223
Mine development
During the nine months ended September 30, 2021, the Company incurred costs of $5.9 million related to metallurgical testing and drill work.
Construction in progress and other
The primary project included in construction in progress as of September 30, 2021 was construction of a new larger leach pad, which continued through February 2021 at which time construction was suspended ($3.2 million, including $0.7 million of capitalized interest), resulting in construction costs for the new larger leach pad of $34.1 million since commencing construction in 2020.
7. Restricted Cash
The following table provides the components of Restricted cash (dollars in thousands):

	September 30, 2021	December 31, 2020
Reclamation and other surety bond cash collateral	$34,293	$39,677

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
As of September 30, 2021, the Company's BLM reclamation and similar obligations were secured with surety bonds totaling $59.3 million, which were partially collateralized by the Restricted cash shown above. During the nine months ended September 30, 2021 the Company replaced certain surety bonds with new surety bonds with lower cash collateral requirements, resulting in an approximate $5.4 million reduction in restricted cash.
8. Other Liabilities
The following table summarizes the components of current and non-current portions of Other liabilities (dollars in thousands):

	September 30, 2021	December 31, 2020
Other liabilities, current
Accrued compensation	$2,849	$1,560
Salary continuation payments	1,653	1,215
Restricted stock units	736	913
Deferred payroll tax liability	471	436
Excise tax liability	100	—
Accrued directors' fees	38	33
Total	$5,847	$4,157

Other liabilities, non-current
Salary continuation payments	$70	$1,145
Deferred payroll tax liability	471	505
Total	$541	$1,650
Salary continuation payments
The Company has entered into separation agreements with former executives that provide for, among other things, continuation of such former executives' salaries and certain benefits for periods of 12-24 months from the date of separation. Refer to Note 22 - Subsequent Events for further details on the separation agreements.
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
As of September 30, 2021, the Company was in compliance with all covenants under its debt agreements. Refer to Note 22 - Subsequent Events for further details on the Company's debt covenants.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
Debt balances
The following table summarizes the components of Debt, net (dollars in thousands):

	September 30, 2021	December 31, 2020
Debt, net, current:
Sprott Credit Agreement(1)	$13,185	$5,274
Note payable(2)	125	—
Less, debt issuance costs	(565)	(154)
Total	$12,745	$5,120

Debt, net, non-current:
Subordinated Notes	$91,316	$84,797
Sprott Credit Agreement, net of original issue discount ($8.2 million, net)	57,082	61,894
Note payable(2)	364	—
Less, debt issuance costs	(2,573)	(4,026)
Total	$146,189	$142,665
(1)As of September 30, 2021 amount included: (i) $2.2 million of Additional Interest, as defined in the Sprott Credit Agreement and (ii) $11.0 million scheduled principal payments under the Sprott Credit Agreement, all due in the next twelve months. As of December 31, 2020, amount included $1.6 million of Additional Interest (as defined in the Sprott Credit Agreement) plus 5.0% of the Company's outstanding debt balance under the Sprott Credit Agreement.
(2)During the first quarter of 2021, the Company financed the $0.4 million purchase of a rental fuel/lube truck with a note payable to the vendor with an interest rate of 0.99%, requiring equal monthly payments for 48 months. During the third quarter of 2021, the Company financed a $0.1 million purchase of three Ford trucks with a note payable to the vendor with an interest rate of 4.54%, requiring equal monthly payments for 60 months.
The following table summarizes the Company's contractual payments of Debt, net, including current maturities, for the five years subsequent to September 30, 2021 (dollars in thousands):

July 1, 2021 through December 31, 2021	$4,242
2022	16,980
2023	24,298
2024	24,301
2025	103,470
Total	173,291
Less, original issue discount, net of amortization ($5.8 million)	(11,219)
Less, debt issuance costs, net of amortization ($1.8 million)	(3,138)
Total debt, net	$158,934

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements

Interest expense, net of capitalized interest
The following table summarizes the components of recorded Interest expense, net of capitalized interest (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Sprott Credit Agreement	$2,820	$2,526	$8,227	$3,322
Subordinated Notes	2,227	2,018	6,520	2,729
Amortization of debt issuance costs	358	336	1,043	1,643
Other interest expense	56	—	40	8
2.0 Lien Notes	—	—	—	12,902
1.5 Lien Notes	—	—	—	8,635
1.25 Lien Notes	—	—	—	6,218
First Lien Agreement	—	—	—	4,575
Promissory Note	—	—	—	141
Capitalized interest	—	(561)	(654)	(895)
Total	$5,461	$4,319	$15,176	$39,278
The Company capitalizes interest to Plant, equipment, and mine development, net for construction projects in accordance with ASC Topic 835, Interest. Interest expense incurred under the Subordinated Notes is payable-in-kind. In May 2021, the Company began paying cash for interest expense incurred under the Sprott Credit Agreement. Prior to May 2021, interest expense incurred under the Sprott Credit Agreement was payable-in-kind.
10. Deferred Gain on Sale of Royalty
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
During the three and nine months ended September 30, 2021, the Company recorded amortization of its deferred gain on the sale of its royalty of approximately $0.1 million and $0.1 million, respectively, and made payments of $1.0 million and $2.0 million, respectively. As of September 30, 2021, $0.1 million of the deferred gain from the sale of its royalty was recorded as a current liability based upon the estimated gold and silver expected to be produced over the next 12 months, using the current mine plan, and current proven and probable mineral reserves.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
11. Warrants
The following table summarizes the Company's outstanding warrants (dollars in thousands):

	Balance at January 1, 2021		Fair Value Adjustments(1)		Transfers to an Unrelated Third Party		Balance at September 30, 2021
	Warrants	Amount	Warrants	Amount	Warrants	Amount	Warrants	Amount
Warrant liabilities
5-Year Private Warrants	9,888,415	$15,326	—	$(10,917)	(394,863)	$(284)	9,493,552	$4,125
Seller Warrants	12,721,901	63	—	(38)	—	—	12,721,901	25
Total	22,610,316	$15,389	—	$(10,955)	(394,863)	$(284)	22,215,453	$4,150

Equity classified warrants
5-Year Public Warrants	24,401,483	$28,619	—	$—	394,863	$284	24,796,346	$28,903
Public Offering Warrants	9,583,334	12,938	—	—	—	—	9,583,334	12,938
Total	33,984,817	$41,557	—	$—	394,863	$284	34,379,680	$41,841
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
Warrant liabilities
5-Year Private Warrants	$11.50	5 years	May 29, 2025	9,493,552
Seller Warrants	40.31	7 years	October 22, 2022	12,721,901

Equity classified warrants
5-Year Public Warrants	$11.50	5 years	May 29, 2025	24,796,346
Public Offering Warrants	10.50	5 years	October 6, 2025	9,583,334

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements

Warrant liabilities
5-Year Private Warrants
Prior to the Recapitalization Transaction, MUDS issued 7,740,000 warrants to purchase 7,740,000 shares of common stock, and concurrently with the Recapitalization Transaction, the Company issued 2,500,000 private placement warrants as part of a forward purchase unit offering (collectively, the "5-Year Private Warrants"). Refer to Note 3 - Recapitalization Transaction for further detail on the Recapitalization Transaction. The 5-Year Private Warrants cannot be redeemed and can be exercised on a cashless basis if the 5-Year Private Warrants are held by the initial purchasers or their permitted transferees. If the 5-Year Private Warrants are transferred to someone other than the initial purchasers or their permitted transferees (an "Unrelated Third Party"), such warrants become redeemable by the Company under substantially the same terms as the 5-Year Public Warrants. Since the original issue of private warrants, transfers to an Unrelated Third Party totaled 746,448, including 351,585 and 394,863 in the year ended 2020 and in the nine months ended September 30, 2021, respectively, and therefore became classified as 5-Year Public Warrants.
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
Under the Seller Warrant Agreement, certain adjustments are required to be made to: (i) the exercise price of each Seller Warrant; and (ii) the number of shares of common stock issuable upon exercise of each Seller Warrant upon issuing shares of common stock to “Restricted Persons” as defined in the Seller Warrant Agreement. As of September 30, 2021, the exercise price of each Seller Warrant was $40.31 per share of common stock and the number of shares of common stock issuable upon exercise of each Seller Warrant was 0.28055. As a result, an aggregate of 3,569,129 shares of common stock are issuable upon exercise of the 12,721,901 outstanding Seller Warrants. The Seller Warrants are listed on the Nasdaq Capital Market under the symbol "HYMCZ".
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

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
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

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
12. Asset Retirement Obligation ("ARO")
The following table summarizes changes in the Company’s ARO (dollars in thousands):

	September 30, 2021	December 31, 2020
Balance, beginning of period	$4,785	$4,374
Accretion expense	306	374
Changes in estimates	—	37
Balance, end of period	$5,091	$4,785
During the nine months ended September 30, 2021, the Company did not incur any additional reclamation obligations associated with additional disturbances, or other regulatory requirements. The Company estimates that no significant reclamation expenditures associated with the ARO will be made until 2047 and that reclamation work will be completed by the end of 2065. During the nine months ended September 30, 2021, there were no events or changes to the Company's regulatory environment or new or additional disturbances that would require a change to the Company's ARO due to changes in estimates. As a result, the Company did not record any adjustments to the ARO.
13. Revenues
The table below is a summary of the Company’s gold and silver sales (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	Amount	Ounces Sold	Amount	Ounces Sold	Amount	Ounces Sold	Amount	Ounces Sold
Gold sales	$29,129	16,354	$11,623	6,056	$77,570	43,244	$29,234	16,854
Silver sales	2,547	105,478	668	27,251	9,143	352,480	1,817	97,954
Total	$31,676		$12,291		$86,713		$31,051
While the Company is not obligated to sell any of its gold and silver to one customer, the majority of gold and silver sales during both of the nine months ended September 30, 2021 and 2020 were to three customers. For the three and nine months ended September 30, 2021, approximately 74.1% and 78.2% of revenue was attributable to sales to the same customer, respectively. For the three and nine months ended September 30, 2020, approximately 53.8% and 69.1% of revenue was attributable to sales to one customer, respectively.
During the third quarter of 2021, the Company received $1.6 million in sales consideration for which the Company had not satisfied its performance obligation under its contract with the customer as of September 30, 2021. Such consideration received is included in Deferred revenue.
14. Stock-Based Compensation
Performance and Incentive Pay Plan ("PIPP")
As of September 30, 2021, all awards granted under the PIPP were in the form of restricted stock units to employees or consultants of the Company. Restricted stock units granted under the PIPP without performance-based vesting criteria typically vest in either equal annual installments over two to three years, or in entirety on the fourth anniversary after the grant date. Awards granted with performance-based vesting criteria typically vest in annual installments over two or three years subject to the achievement of certain financial and operating results of the Company. Certain restricted stock units granted to non-employee directors vested immediately while others vest in equal installments over a two to three year period. As of September 30, 2021 there were 361,239 shares available for issuance under the PIPP.
For restricted stock units granted in the first quarter of 2019 that had not vested as of September 30, 2021 a price per share was not determined as of the grant date. The number of shares of common stock of the Company to be issued upon vesting is to be calculated on the vesting date, which is either the second or third anniversary of the date of the grant, or the annual date the compensation committee determines the achievement of the corporate performance targets. Such unvested restricted stock unit awards are included in the non-current portion of Other liabilities. Refer to Note 8 - Other Liabilities for further detail.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
The following table summarizes the Company’s non-vested share awards granted under the PIPP:

Nine Months Ended September 30, 2021
Non-vested at beginning of year(1)	545,696
Impact of fluctuations in share price	47,196
Granted	922,653
Canceled/forfeited(1)	(214,959)
Vested	(191,413)
Non-vested at end of period	1,109,173
(1)Amounts include liability-based awards for which the number of units awarded is not determined until the vesting date. The number of liability-based award units included in this amount are estimated using the market value of the Company's common shares as of September 30, 2021.
During the nine months ended September 30, 2021 and the year ended December 31, 2020, the Company reclassified $0.8 million and $1.8 million from the current portion of Other liabilities to Additional paid-in capital for restricted stock units that vested.
15. Income Taxes
The Company's anticipated annual tax rate is impacted primarily by the amount of taxable income associated with each jurisdiction in which its income is subject to income tax, permanent differences between the financial statement carrying amounts and tax basis of assets and liabilities.

During the three and nine months ended September 30, 2021, the Company recorded an income tax benefit of $0.1 million for discrete items related estimated tax payments submitted prior to the Recapitalization Transaction. The Company incurred no net income tax expense or benefit for the same periods of 2020. The effective tax rate for the three and nine months ended September 30, 2021, and 2020, was 0.2% and 0.0%, respectively. The effective tax rates differed from the statutory rate during each period primarily due to changes in the valuation allowance established to offset net deferred tax assets and a current tax benefit related to prior year return-to-provision true-up. The effective tax rate for the nine months ended September 30 2020 was less than the U.S. statutory rate which was due to the current year tax loss, offsetting the change in valuation allowance.

A new mining excise tax applied to gross proceeds became effective on July 1, 2021 following the passing of Assembly Bill 495 at the Nevada Legislative Session ended on May 31, 2021. The new excise tax is a tiered tax, with a highest rate of 1.1% and the first payment expected in April 2022.

The bill does not take into consideration expenses or costs incurred to generate gross proceeds. Therefore, this tax will be treated as a gross receipts tax and not as a tax based on income. As a result, this new tax will be reported as a component of Cost of sales and not as income tax expense. As of September 30, 2021, the Company has accrued $0.1 million related to the annual excise tax, included in Accounts payable and accrued expenses.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
16. Loss Per Share
The table below summarizes the Company's basic and diluted loss per share calculations (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(23,213)	$(32,278)	$(41,328)	$(117,608)

Weighted average shares outstanding
Basic	60,114,358	50,160,080	59,989,457	23,059,068
Diluted	60,114,358	50,160,080	59,989,457	23,059,068

Basic loss per common share	$(0.39)	$(0.64)	$(0.69)	$(5.10)
Diluted loss per common share	$(0.39)	$(0.64)	$(0.69)	$(5.10)
Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Loss per share amounts in the 2020 period exclude the common share effects from certain of Seller's debt instruments, which are reflected in the 2021 period.
Due to the Company's net loss during the three and nine months ended September 30, 2021 and 2020, there was no dilutive effect of common stock equivalents because the effects of such would have been anti-dilutive. The following table summarizes the shares excluded from the weighted average number of common shares outstanding, as the impact would be anti-dilutive (in thousands):

	September 30,
	2021	2020
Warrants	56,595	37,500
Restricted stock units	1,190	149
Total	57,785	37,649

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	Hycroft Mine	Corporate and Other	Total	Hycroft Mine	Corporate and Other	Total
2021
Revenue - Note 13	$31,676	$—	$31,676	$86,713	$—	$86,713
Cost of sales	43,660	—	43,660	106,563	—	106,563
Other operating costs	3,362	3,313	6,675	5,082	12,271	17,353
Loss from operations	(15,346)	(3,313)	(18,659)	(24,932)	(12,271)	(37,203)
Interest expense, net of capitalized interest - Note 9	—	(5,461)	(5,461)	—	(15,176)	(15,176)
Fair value adjustment to warrants - Notes 11 and 18	—	812	812	—	10,956	10,956
Loss before income taxes	$(15,346)	$(7,962)	$(23,308)	$(24,932)	$(16,491)	$(41,423)
Income tax benefit	—	95	95	—	95	95
Net loss	$(15,346)	$(7,867)	$(23,213)	$(24,932)	$(16,396)	$(41,328)

2020
Revenue - Note 13	$12,291	$—	$12,291	$31,051	$—	$31,051
Cost of sales	25,770	—	25,770	81,501	—	81,501
Other operating costs	5,424	5,711	11,135	5,611	18,149	23,760
Loss from operations	(18,903)	(5,711)	(24,614)	(56,061)	(18,149)	(74,210)
Interest expense, net of capitalized interest - Note 9	—	(4,319)	(4,319)	—	(39,278)	(39,278)
Fair value adjustment to warrants - Notes 11 and 18	—	(3,354)	(3,354)	—	(4,276)	(4,276)
Interest income	9	—	9	156	—	156
Net loss	$(18,894)	$(13,384)	$(32,278)	$(55,905)	$(61,703)	$(117,608)

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
18. Fair Value Measurements
Recurring fair value measurements
The following table sets forth by level within the fair value hierarchy, the Company’s liabilities measured at fair value on a recurring basis (dollars in thousands).

	Hierarchy Level	September 30, 2021	December 31, 2020
Warrant liabilities
5-Year Private Warrants	2	4,125	15,327
Seller Warrants	2	25	62
Total		$4,150	$15,389
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
Items disclosed at fair value
Debt, net
The Sprott Credit Agreement and the Subordinated Notes are privately held and, as such, there is no public market or trading information available for such debt instruments. As of September 30, 2021 and December 31, 2020, the fair value of the Company’s debt instruments was $161.8 million and $154.9 million, compared to the carrying value of $158.9 million and $147.8 million as of September 30, 2021 and December 31, 2020, respectively. The fair value of the principal of the Company’s debt instruments, including capitalized interest, was estimated using a market approach in which pricing information for publicly traded, non-convertible debt instruments with speculative ratings were analyzed to derive a mean trading multiple to apply to the December 31, 2020 balances.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
19. Supplemental Cash Flow Information
The following table provides supplemental cash flow information (dollars in thousands):

	Nine Months Ended September 30,
	2021	2020
Cash interest paid	$2,153	$5,366

Significant non-cash financing and investing activities:
Increase in debt from in-kind interest	13,696	—
Plant, equipment, and mine development acquired by note payable	538	—
Plant, equipment, and mine development additions included in accounts payable	424	3,713
Liability based restricted stock units transferred to equity	754	—
Exchange of Seller lien notes for HYMC common stock	—	208,713
Exchange of Seller lien notes for Subordinated Notes	—	80,000
Allocate and write-off Seller's debt issuance costs	—	8,202
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
Financial commitments not recorded in the financial statements
As of September 30, 2021 and December 31, 2020, the Company's off-balance sheet arrangements consisted of operating lease agreements, a net profit royalty arrangement, and a future purchase obligation for consignment inventory.
Operating leases
During the year ended December 31, 2020, the Company signed two leases for the rental of mining equipment. The operating leases for mobile mining equipment are used to supplement the Company’s own fleet. Each lease has less than a year remaining as of September 30, 2021. The total remaining minimum lease payments for the two leases was approximately $0.9 million as of September 30, 2021.
During the first quarter of 2021, the Company executed an operating lease agreement for a new large wheel loader with equal monthly payments of $0.1 million payable over four years, in addition to monthly maintenance payments based upon a fixed rate per service maintenance units. The total remaining minimum lease payments for this lease was approximately $7.8 million (including maintenance payments of $3.4 million) as of September 30, 2021.
The Company also holds operating leases for office buildings. Rent expense is $0.1 million annually and the leases expire between July 2021 and January 2022.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
Net profit royalty
A portion of the Hycroft Mine is subject to a mining lease that requires a 4% net profit royalty be paid to the owner of certain patented and unpatented mining claims. The mining lease also requires an annual advance payment of $120,000 every year mining occurs on the leased claims. All advance annual payments are credited against the future payments due under the 4% net profit royalty. An additional payment of $120,000 is required for each year total tons mined on the leased claims exceeds 5.0 million tons. As of September 30, 2021 total tons mined from the leased claims exceeded 5.0 million tons, for which the Company remitted the required additional payment of $120,000 during the third quarter of 2021. The total payments due under the mining lease are capped at $7.6 million, of which the Company has paid or accrued $3.0 million and included $0.6 million in Other assets in the consolidated balance sheets as of September 30, 2021.
Net smelter royalty
Pursuant to the Sprott Royalty agreement in which the Company received cash consideration in the amount of $30.0 million, the Company granted a perpetual royalty equal to 1.5% of the Net Smelter Returns from its Hycroft Mine, payable monthly. Net Smelter Returns for any given month are calculated as Monthly Production multiplied by the Monthly Average Gold Price and the Monthly Average Silver Price, minus Allowable Deductions, as such terms are defined in the Sprott Royalty Agreement. The Company is required to remit royalty payments to the payee free and clear and without any present or future deduction, withholding, charge or levy on account of taxes, except Excluded Taxes as such term is defined in the Sprott Royalty Agreement.
As of September 30, 2021 and December 31, 2020, the estimated net present value of the Company’s net smelter royalty was $106.4 million and $148.4 million, respectively. The net present value of the Company's net smelter royalty was modeled using the following level 3 inputs: (i) market consensus inputs for future gold and silver prices; (ii) a precious metals industry consensus discount rate of 5.0%; and (iii) estimates of the Hycroft Mine’s life-of-mine gold and silver production volumes and timing.
21. Related Party Transactions
Certain amounts of the Company's indebtedness have historically, and with regard to the $80.0 million of Subordinated Notes, are currently, held by five financial institutions. As of September 30, 2021, three of the financial institutions, Highbridge Capital Management, LLC (“Highbridge”), Mudrick Capital Management, L.P (“Mudrick”) and, Whitebox Advisors, LLC (“Whitebox”), held more than 10% of the common stock of the Company and, as a result, each are considered a related party (the "Related Parties") in accordance with ASC 850, Related Party Disclosures. For the three and nine months ended September 30, 2021, Interest expense, net of capitalized interest included $1.9 million and $5.5 million, respectively, for the debt held by Related Parties. For the three and nine months ended September 30, 2020, Interest expense, net of capitalized interest included $1.7 million and $29.5 million, respectively, for the debt held by Related Parties. As of September 30, 2021 and December 31, 2020, the Related Parties held a total $76.7 million and $71.2 million, respectively, of debt. Additionally, during 2020, the Company's Compensation Committee and Board of Directors approved annual Director compensation arrangements for non-employee directors, of which $0.2 million is payable to Mudrick as of September 30, 2021. During the three months ended September 30, 2021, the Company paid $0.03 million to Mudrick and Mudrick vested in 5,047 restricted stock units that will convert into the same number of shares of the Company's common stock upon the Mudrick representative no longer serving on the Company's Board of Directors.
In connection with the closing of the Public Offering on October 6, 2020, Highbridge and Mudrick acquired 833,333, and 3,222,222 of the units, consisting of shares of common stock and Public Offering Warrants, issued in the Public Offering, respectively. Refer to Note 11 - Warrants for further information.
Additionally, during the nine months ended September 30, 2021, the Company paid $0.2 million to Ausenco Engineering USA South ("Ausenco") for work performed on preparing an Acid POX milling technical study. Diane Garrett is currently an non-executive director on Ausenco's Board of Directors.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
22. Subsequent Events
Waiver and amendment of certain compensatory arrangements
On October 6, 2021, the Company entered in a Waiver and Amendment to the Transition and Succession Agreement and Consulting Agreement with Randy Buffington, the former Chairman of the Board, President and Chief Executive Officer of the Company. The Waiver and Amendment amends the Transition and Succession Agreement and the Consulting Agreement between the Company and Mr. Buffington, dated July 1, 2020. The Waiver and Amendment terminated the remaining unpaid cash payments to Mr. Buffington pursuant to the Transition and Succession Agreement and Consulting Agreement in the aggregate amount of $0.7 million, in exchange for the issuance of an aggregate of up to 275,000 shares of the Company's common stock, of which 137,500 was issued on October 8, 2021, and the remaining shares to be issued on June 30, 2022.
Waiver of certain Sprott Credit Agreement provisions
On November 9, 2021, the Company entered into a waiver (the “Waiver”) with Sprott Private Resource Lending II (Collector), LP (the “Lender”) of certain provisions of the Sprott Credit Agreement. Pursuant to the Waiver, the Lender has: (i) permitted the Company to cease active mining operations; and (ii) to reduce the amount of unrestricted cash required to be maintained by the Company from not less than $10.0 million to not less than $9.0 million for the period ending May 10, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion, which has been prepared based on information available to us as of November 10, 2021, provides information that we believe is relevant to an assessment and understanding of our consolidated operating results and financial condition. As a result of the completion of the Recapitalization Transaction, the financial statements of Seller are now the financial statements of the Company. Prior to the Recapitalization Transaction, the Company had no operating assets but, upon consummation of the Recapitalization Transaction, the business and operating assets of Seller sold to the Company became the sole business and operating assets of the Company. Accordingly, the financial statements of Seller and its subsidiaries as they existed prior to the Recapitalization Transaction and reflecting the sole business and operating assets of the Company going forward, are now the financial statements of the Company. The following discussion should be read in conjunction with our other reports filed with the U.S. Securities and Exchange Commission (the “SEC”) as well as our consolidated financial statements (the "Financial Statements") and the notes thereto (the "Notes") included in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2021. Terms not defined herein have the same meaning defined in the Financial Statements and the Notes.
The following MD&A generally discusses our condensed consolidated financial condition and results of operations for 2021 and 2020 and year-to-year comparisons between 2021 and 2020.
Introduction to the Company
We are a U.S.-based gold and silver company that is focused on operating and developing our wholly owned Hycroft Mine in a safe, environmentally responsible, and cost-effective manner. Gold and silver sales represent 100% of our operating revenues and the market prices of gold and silver significantly impact our financial position, operating results, and cash flows. The Hycroft Mine is located in the State of Nevada and the corporate office is located in Denver, Colorado. The Hycroft Mine had proven and probable mineral reserves of 11.9 million ounces of gold and 478.5 million ounces of silver at December 31, 2020, as determined by deducting mineral reserves mined through December 31, 2020 from the mineral reserves estimated in the 2019 Technical Report. We are also evaluating alternative milling and processing methods for developing a commercial scale sulfide operation.
As discussed throughout this MD&A, including within the Hycroft Mine section, during the nine months ended September 30, 2021, while we have been able to achieve or improve on certain of our internal operating, processing, sales and production cost targets, because the Company is operating at a pre-commercial scale, it has incurred a net operating loss with negative cash flows before financing activities creating substantial doubt about our ability to continue as a going concern. Refer to the Going Concern subsection of the Recent Developments section of this MD&A for additional details.
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
During the first nine months of 2021, we reported no lost time accidents. The Hycroft Mine’s total reportable incident frequency rate ("TRIFR") for the trailing twelve months, which includes other reportable incidents, is one of the metrics we use to assess safety performance, and it is well below industry averages and significantly below historical levels experienced at the Hycroft Mine. During the first nine months of 2021 we continued our critical focus on safety, including allocating additional personnel, resources, workforce time, and communications to mine safety. These actions contributed to a reduction in our TRIFR to approximately 0.41 at September 30, 2021, compared with approximately 2.30 at December 31, 2020, an approximate 82% reduction. We will continue our safety efforts to reach the level of safety we expect and need to keep our workforce, contractors, and visitors safe.
For health and safety actions specific to COVID-19, refer to the Recent Developments section of this MD&A.

Executive Summary
During the first nine months of 2021 we operated a conventional run-of-mine (“ROM”) operation at 2020 pre-commercial scale using a mix of the Hycroft-owned mining fleet and a rental mining fleet. As a result of current and expected ongoing cost pressures for many of the reagents and consumables used at the Hycroft Mine, and the timeline for completing our updated technical studies in early 2022, effective immediately the Company is discontinuing pre-commercial scale mining at its ROM operation. We will continue producing gold and silver from ore on the leach pads as long as it is economic and will right-size the workforce to meet ongoing operational requirements. When the operation was started up in 2019, mining oxide and transition ore allowed the Company to pre-strip overburden with some revenue offset to gain access to commercial scale sulfides ore. With the change in focus from the two-stage heap oxidation and leach to a milling operation, there is ample time to align the remaining pre-stripping with the start-up of commercial scale sulfide operations. We believe that this action will conserve cash and focus the Company's time and resources on its technical studies for sulfide ore. The metallurgical and variability drill program is ongoing with drilling expected to be completed by the end of 2021 and metallurgical analysis and test work continuing through the first half of 2022.
The Company has previously discussed its strategy for developing an economic sulfide process for Hycroft. Based on the Company's findings to-date, including the analysis completed by an independent third-party research laboratory and the independent reviews by two metallurgical consultants, the Company does not believe the novel two-stage sulfide heap oxidation and leach process ("Novel Process"), as currently designed in the 2019 Technical Report, dated July 31 2019 ("2019 Technical Report"), is economic at current metal prices or those metal prices used in the 2019 Technical Report. Subject to the challenges discussed below, we will complete test work that is currently underway and may advance our understanding of the Novel Process in the future.
Following a review of past and recent test work and based on the currently contemplated designs and operating parameters of the alternative sulfide processing methods being studied including the Novel Process, and milling with Atmospheric Alkaline or Alkaline Oxidation ("POX"), the Company, working closely with its industry leading technical consultants, completed pit optimization runs and trade-off analyses comparing the alternative processes which reflected that an acid POX ("Acid POX") process has significantly better economics than other processes studied. Therefore, the Company is focusing its study efforts and resources solely on the Acid POX pre-feasibility study ("PFS") being prepared by Ausenco Engineering USA South Inc. ("Ausenco"), with completion expected in Q1 2022. The Acid POX process under study involves a conventional crushing, grinding, and flotation circuit that generates a concentrate to be fed to an autoclave facility commonly used for refractory gold ores in this region.
Operations highlights for the first nine months of 2021 included:
•Safety performance continued to improve with a 0.41 trailing 12-month total reportable incident frequency rate (“TRIFR”) at the end of the third quarter of 2021, the lowest TRIFR achieved in the last 10 years at Hycroft. This represents an approximate 82% reduction in TRIFR compared with 2.30 at the end of 2020.
•Production in the third quarter of 2021 of 14,831 ounces of gold and 91,437 ounces of silver represented a 240% and 295% increase in ounces produced, respectively, compared with the corresponding quarter in 2020. As of the end of the third quarter, gold and silver production are approximately 91% and 75% of the mid-point of full-year 2021 guidance.
•Sales in the third quarter of 2021 were 16,354 ounces of gold (average realized price of $1,781 per ounce) and 105,478 ounces of silver (average realized price of $24.15 per ounce), contributing to a $19.4 million increase in revenue compared with third quarter of 2020.
•Despite the higher production and sales compared to the respective 2020 periods, we have consistently generated year-to-date losses and used cash in operating activities as a result of operating a pre-commercial scale direct leaching ROM operation with high relative operating costs due to insufficient recoveries resulting from lower grades mined combined with escalating prices of consumables and reagents. The $42.0 million reduction in cash since the beginning of the year was primarily due to cash used for operating activities of $27.1 million and cash used for investing activities of $11.9 million.
•On September 3, 2021, Hycroft announced drill results from the higher-grade Vortex Zone highlighted by 51.8 meters of 2.47 g/t gold and 25.5 g/t silver, some of the highest gold grades encountered at the Hycroft Mine.
•Metallurgical drilling continued through the third quarter of 2021 with 55 holes drilled to date totaling 51,166 feet. This drill program, as previously disclosed, is to complete the necessary variability and metallurgical work on geologic domains that were not sufficiently tested in the past but represent a significant portion of the estimated life-of-mine production.

Recent Developments
Going concern
As discussed in Note 2 - Summary of Significant Accounting Policies to the Notes to the Financial Statements, events and conditions exist that, when considered individually or in the aggregate, raise substantial doubt about our ability to continue as a going concern because without additional funding we may be unable to meet our obligations as they become due within one year after the date that the financial statements for the period ended September 30, 2021 were issued. Although we completed the Recapitalization Transaction during the 2020 second quarter and completed the underwritten public offering on October 6, 2020, for estimated proceeds net of discount and equity issuance costs of $83.1 million, using our internal forecasts and cash flow projection models, we currently project we will likely require additional cash from financing activities in six to nine months from the date of this Quarterly Report on Form 10-Q to meet our operating and investing requirements and future obligations as they become due.
Our ability to continue as a going concern is contingent upon securing additional funding for working capital, capital and project expenditures, satisfying debt covenants required under the Sprott Credit Agreement, and other corporate expenses so that we can continue to develop the Hycroft Mine by conducting targeted exploration and completing the necessary technical studies to determine the likely timeline to bring the sulfides into commercial scale operation. Historically, we have been dependent on various forms of debt and equity financing to fund our business. While we monitor and evaluate opportunities on an ongoing basis to appropriately fund the Company and address our going concern, currently we do not have any agreements or understandings to issue any securities, including any securities under the $500 million universal shelf that was filed in July 2021.
COVID-19
In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic, which continues to spread throughout the United States with new variants of the virus. Efforts implemented by local and national governments, as well as businesses, including temporary closures, have had adverse impacts on local, national and global economies. We have implemented health and safety policies and protocols for employees, contractors, and visitors that follow guidelines published by the Center for Disease Control (CDC) and the Mine Safety and Health Administration (MSHA). During the first nine months of 2021, and the fourth quarter of 2020, our operations were limited by COVID-19 related absences, however the impact while negative, did not materially and adversely affect our operations. The extent of the impact of COVID-19 on our operational and financial performance going forward will depend on certain developments, including but not limited to the duration and continued spread of the outbreak and strand mutations, the availability and use of vaccines, the development of therapeutic drugs and treatments, and the direct and indirect impacts on our employees, vendors, and customers, all of which are uncertain and cannot be fully anticipated or predicted. Since the Hycroft Mine represents the entirety of our operations, any further COVID-19 outbreaks at the mine site or any governmental restrictions implemented to combat the pandemic could result in a partial or an entire shutdown of the Hycroft Mine itself, which would adversely impact our financial position, operating results, and cash flows.
During the third quarter of 2021, the site continued to manage COVID-19 control restrictions in accordance with state, national, and CDC guidelines and will continue to monitor and follow those guidelines going forward.
To date, COVID-19 related absences have limited our operations from time-to-time, but did not materially disrupt our operations. Additionally, we have not experienced any material disruptions to our supply chain because of COVID-19. However, we can provide no assurance that our operations will not be materially adversely affected by the COVID-19 pandemic in the future that could result from any worsening of the pandemic, the effect of mutating strains, additional outbreaks of the pandemic, actions taken to contain the pandemic’s spread or treat its impact, continued availability of vaccines, and their distribution, acceptance and efficacy, and governmental, business and individual actions taken in response to the pandemic including government-imposed regulations regarding, among other things, COVID-19 testing, vaccine mandates and related workplace restrictions.

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
2021 Outlook
Our current operating plan is to: (i) operate safely as we cease pre-commercial scale open pit mining and continue to process heap leach inventory until it is no longer economic in order to conserve cash; (ii) complete the variability drilling and advance the associated metallurgical test work; (iii) conduct targeted exploration drilling; and (iv) advance the Acid POX technical study for sulfide ore. Based on the findings and results of that study, we plan to file a new technical report prior to or concurrent with our 2021 Annual Report on Form 10-K, that will include associated mineral reserves and mineral resources after which we plan to be in a position to provide an update in the second quarter of 2022 on the path forward for our commercial scale sulfide operations.

Technical Activities
During the first nine months of 2021, we continued to work alongside our industry leading consultants to provide additional and expanded information on the ore body and investigate opportunities for improvements in operating parameters for commercial scale operations at the Hycroft Mine. This information is critical in understanding the mineralogical properties of the deposit and ultimately the most economic processing technology for the various ore domains. Accordingly, we developed an approximate $10 million program for drilling and additional metallurgical and mineralogical studies in 2021 and early 2022. The program is expected to be completed in the first quarter of 2022, and the metallurgical test work portion of the program in the second quarter of 2022. As of September 30, 2021, we have spent $5.6 million under the program.
Ongoing and future technical work for the Hycroft Mine will be primarily focused on the PFS and technical report for the Acid POX milling for processing sulfide ore and completing the variability and metallurgical test work. We also plan to evaluate exploration opportunities targeting higher ore grades and expect to continue to advance the Novel Process as time and resources permit.
•Exploration – We have identified exploration drilling opportunities to follow up on higher grade areas that would benefit from expanded drilling in order to convert inferred blocks to measured or indicated blocks, and areas that are prospective for higher grade material. We have plans to opportunistically and cost effectively drill these areas as we have drilling capacity with the drill rigs that were contracted to complete the variability drilling program.
•Mill sulfide processing options – While our technical team has continued to progress and develop an understanding of the requirements for implementing the Novel Process on a commercial scale, we recently received a completed peer reviewed report from one of our independent technical consultants stating that, for reasons outlined below as well as increased commodity costs, it does not appear that the proprietary two-stage oxidation and leaching process as detailed in the 2019 Technical Report, will be economic as designed at current metal prices or those metal prices used in the 2019 Technical Report. Based on scoping level economic analyses on multiple processing options completed by our technical team, together with independent engineering firms and consultants and on the currently contemplated designs and operating parameters of the alternative sulfide milling processes being studied, we completed pit optimization runs comparing the alternative processes. The comparison indicates that using an Acid POX process is significantly more economic than the alternatives. Accordingly, we are focusing our efforts and resources solely on the pre-feasibility level technical study for milling and processing using an Acid POX process. We plan to file a new technical report that will include associated mineral reserves and mineral resources, as discussed in 2021 Outlook above.
•Two-stage sulfide heap oxidation and leach process – As a result of challenges to consistently achieve targeted oxidation and recoveries from the Novel Process, our new technical and operating team, together with our industry leading metallurgical consultants, initiated detailed reviews of the technical information and prior work. We also had fresh samples of material from our Brimstone deposit metallurgically tested and launched a $10.0 million expanded variability drilling and metallurgical test program in late Q1 2021. While the variability metallurgical test work is on-going, the information to date supports our view that milling is likely the preferred method of processing sulfide ores at the Hycroft Mine. Additionally, while the chemistry of the two-stage sulfide oxidation and leach process has been confirmed, the commercial scale application of the process as currently understood will be economically challenged due to:
◦Higher operating costs - In the field work on the pre-commercial test pads, higher levels of soda ash were being applied to oxidize the transitional ore, and we were challenged to achieve the targeted oxidation levels consistently and repeatedly across the ore body. The test work has confirmed soda ash consumption is now estimated to be significantly in excess of what was estimated in the 2019 Technical Report. Moreover, the cost of soda ash and other reagents has increased substantially since 2019, which will negatively impact operating costs.
◦Higher capital costs - We identified a number of critical areas that had not been previously addressed and as a result, due to the implementation of on/off pads to avoid comingling solutions on the heap, the addition of a materials handling system, an agglomeration circuit and forced air injection pumping, capital costs are expected to be materially higher. Additionally, working capital is projected to be higher due to slower oxidation rates for some ores.
◦Lower recoveries on some ores - After reviewing all the column tests and considering additional factors in measuring oxidation and recovery rates, we were not able to consistently replicate a strong correlation between oxidation rates and gold recoveries. We believe that more test work is required before implementing this process in a commercial setting.

◦Finer crush size will be required - The results from the Brimstone samples demonstrated that heavy silicification caused the gold in pyrite to be surrounded in gangue material which precluded oxidation and leach solutions from accessing and liberating the precious metals in pyrite at a ½ inch crush size. We believe that a milling operation is needed to achieve the finer grind size required to liberate the pyrite and allow solution contact.
We believe that more test and development work is required to demonstrate that this Novel Process can be applied successfully on a commercial scale and the analysis to date indicates the process may not be amenable to all ore domains at the Hycroft Mine. For the near term, we plan to complete the following test work which is important and will benefit all processing methods for the Hycroft Mine:
•Column test work - Column tests are being performed on sulfide ores mined during the nine months ended September 30, 2021 . These column tests will provide additional information for the Novel Process.
•Variability test work - The variability test work that is underway is necessary for all commercial scale sulfide processing options. The test work includes a suite of laboratory tests designed to:
▪understand the metallurgical characteristics of each geologic domain and their amenability to various processing technologies;
▪understand the metallurgical characteristics of sulfide material below the water table;
▪understand the role other minerals may play in the overall oxidation process;
▪determine amenability to oxidation in each geologic domain; and
▪establish a relationship between oxidation levels and gold recoveries across each geologic domain.

Hycroft Mine
Operations
The following table provides a summary of operating results for the Hycroft Mine:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2021	2020	2021	2020
Ore mined - sulfide stockpile	(ktons)	402	—	1,424	—
Ore mined - crusher feed	(ktons)	—	1,542	—	2,507
Ore mined - ROM	(ktons)	1,633	488	6,654	501
Total ore mined	(ktons)	2,035	2,030	8,078	3,008
Waste mined	(ktons)	1,559	1,345	4,516	1,437
Total mined	(ktons)	3,594	3,375	12,594	4,445

Waste tons to ore tons strip ratio	(#)	0.77	0.66	0.56	0.48

Ore grade mined - gold	(oz/ton)	0.015	0.015	0.014	0.014
Ore grade mined - silver	(oz/ton)	0.590	0.284	0.409	0.205

Production - gold	(oz)	14,831	4,357	45,532	12,342
Production - silver	(oz)	91,437	23,164	320,812	73,717

Ounces sold - gold	(oz)	16,354	6,056	43,244	16,854
Ounces sold - silver	(oz)	105,478	27,251	352,480	97,954

Average realized sales price - gold	($/oz)	$1,781	$1,919	$1,794	$1,735
Average realized sales price - silver	($/oz)	$24.15	$24.51	$25.94	$18.55
As shown above, tons mined, ounces produced, ounces sold and average realized prices increased during the nine months ended September 30, 2021, compared with the same period of the prior year due to higher tons mined in 2021. The average price decreased during the three months ended September 30, 2021 consistent with the decrease in the spot price of gold compared with the same period of the prior year. The crusher did not operate during the first nine months of 2021, as planned, as all mined ore was routed to the leach pad as ROM and sulfide ore encountered was stockpiled.
Production and sales in the first nine months of 2021 increased over the comparable 2020 period due to increased quantities of ROM ounces placed in the fourth quarter of 2020 and the first quarter of 2021. The recovered ounces produced in the first nine months of 2021 resulted from continued leach production of those existing inventory ounces, additional ounces placed under leach, higher leach solution flows to the pad, and improved recovery performance from the Brimstone plant.

Results of Operations
Revenues
Gold revenue
The table below summarizes gold sales, ounces sold and average realized prices for the following periods (dollars in thousands, except per ounce amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Gold revenue	$29,129	$11,623	$77,570	$29,234
Gold ounces sold	16,354	6,056	43,244	16,854
Average realized price (per ounce)	$1,781	$1,919	$1,794	$1,735
During the three and nine months ended September 30, 2021, gold revenue was $29.1 million and $77.6 million, respectively, compared to $11.6 million and $29.2 million for the comparable periods of 2020. The significant increase in revenue during the 2021 periods was attributable to the mine having more ore under leach as mining and processing operations increased beginning in the second quarter of 2020, resulting in higher production-related inventory balances and gold revenue during the three and nine months ended September 30, 2021. Gold revenue was also adversely affected during the three and nine months ended September 30, 2020 due to lower gold ounces available for sale as a result of write-downs of recoverable gold ounces on the leach pads (see Note 4 - Inventories to the Notes to the Financial Statements).
Silver revenue
The table below summarizes silver sales, ounces sold and average realized prices for the following periods (dollars in thousands, except per ounce amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Silver revenue	$2,547	$668	$9,143	$1,817
Silver ounces sold	105,478	27,251	352,480	97,954
Average realized price (per ounce)	$24.15	$24.51	$25.94	$18.55
During the three and nine months ended September 30, 2021, silver revenue was $2.5 million and $9.1 million, respectively, compared to $0.7 million and $1.8 million for the comparable periods of 2020. Similar to gold revenue, the increase in silver revenue during the third quarter of 2021 was attributable to the mine having more ore under leach as compared to the same 2020 period. During the nine-month period, we also benefited from favorable silver prices, which were over $7 per ounce higher compared to the same period of 2020. Silver revenue was also adversely affected during the three and nine months ended September 30, 2020 due to lower silver ounces available for sale as a result of write-downs of recoverable ounces on the leach pads.

Total cost of sales
Total cost of sales consists of Production costs, Depreciation and amortization, Mine site period costs, and Write-down of production inventories. The table below summarizes total cost of sales for the following periods (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Production costs	$30,616	$10,865	$77,927	$27,286
Depreciation and amortization	1,577	675	4,191	1,999
Mine site period costs	11,467	14,230	24,445	34,292
Write-down of production inventories	—	—	—	17,924
Total cost of sales	$43,660	$25,770	$106,563	$81,501
Production costs
For the three and nine months ended September 30, 2021, we recognized $30.6 million and $77.9 million, respectively, in Production costs, or $1,872 and $1,802, respectively, per ounce of gold sold, compared to $10.9 million and $27.3 million respectively, or $1,794 and $1,619 per ounce of gold, sold during the same period of 2020. The increase in Production costs was primarily due to a respective increase in the sales volumes of gold and silver of 10,298 and 26,390 ounces sold, respectively, at a higher average inventory cost per ounce during the three and nine months ended September 30, 2021 compared to the same periods of 2020. As discussed in the below Mine site period costs section, throughout 2020 and the nine months ended September 30, 2021, a high operating cost structure at current levels of production has resulted in Mine site period costs to adjust ending inventory values of gold that approximate the net realizable value per ounce of gold (after considering future costs to complete and sell) as determined in accordance with our accounting policies. Accordingly, production costs per ounce of gold sold has been partially limited by the impact of recognizing Mine site period costs, which lowers the carrying value of production-related inventories. Reductions in the spot price of gold at the reporting periods as compared to prior reporting periods can result in additional Mine site period costs.
Depreciation and amortization
Depreciation and amortization was $1.6 million and $4.2 million, or $96 and $97 per ounce of gold sold for the three and nine months ended September 30, 2021, respectively, compared to $0.7 million and $2.0 million, or $111 and $119 per ounce of gold sold, during the same periods of 2020. The decrease in total depreciation and amortization costs per ounce of gold sold was largely due to an increase of 10,298 and 26,390 gold ounces sold during the three and nine months ended September 30, 2021 compared to the same periods of 2020.
Mine site period costs
During the three and nine months ended September 30, 2021, inclusive of depreciation and amortization, we recorded $11.5 million and $24.4 million, respectively, of Mine site period costs for costs that were in excess of the net realizable value per ounce of gold inventories, compared to $14.2 million and $34.3 million during the same periods of 2020. Such period costs are generally the result of recurring or significant downtime or delays, unusually high levels of repairs, inefficient operations, overuse of processing reagents, inefficient cost-volume structures, or other unusual costs and activities, and cannot be recorded to production-related inventories based on the threshold established by the calculation of the estimated net realizable value per ounce of gold.
Write-down of production inventories
We did not record any production-related inventory write-downs during the three and nine months ended September 30, 2021. As discussed in Note 4 - Inventories to the Notes to the Financial Statements, based on metallurgical balancing results, during the three and nine months ended September 30, 2020, we determined that 6,512 and 10,492 ounces of gold that had been placed on the leach pads were no longer recoverable and recognized $Nil and $17.9 million, respectively, of Write-down of production inventories on the consolidated statements of operations, which included production costs of $10.2 million and $16.7 million, and capitalized depreciation and amortization costs of $0.8 million and $1.2 million, respectively.

General and administrative
General and administrative totaled $3.3 million and $12.3 million during the three and nine months ended September 30, 2021, respectively, compared to $5.7 million and $18.1 million during the same periods of 2020. The decrease of $2.4 million during the three months ended September 30, 2021 was primarily due to decreases in: (i) salary and compensation costs of $2.1 million due to severance costs for our former CEO and CFO recorded during the third quarter of 2020; and (ii) legal, professional, and consulting fees associated with general corporate matters and obligations as a public company of $0.5 million. Such decreases were offset by an increase in insurance related costs of $0.2 million.
The decrease of $5.8 million during the nine months ended September 30, 2021 was primarily due to decreases in: (i) salary and compensation costs of $5.7 million; (ii) insurance costs of $1.6 million; and (iii) employer and property related taxes of $0.7 million, partially offset by increases in: (i) legal, professional, and consulting fees associated with general corporate matters and obligations as a public company of $1.3 million; and (ii) director compensation for the members of our committees created upon becoming a public company of $0.7 million.
Projects and development
During the three and nine months ended September 30, 2021, Projects and development costs totaled $2.3 million and $3.9 million and were related to the following activities: (i) analyzing established feasibility studies; (ii) conducting geological studies; (iii) oversight and project management; and (iv) exploration drilling, engineering, and metallurgical activities. We did not incur any such costs during the three and nine months ended September 30, 2020.
Accretion
We recorded $0.1 million and $0.3 million of Accretion during both the three and nine months ended September 30, 2021 and 2020, which related to our Asset retirement obligation and future reclamation costs. Refer to Note 12 - Asset Retirement Obligation to the Notes to the Financial Statements for further detail.
Interest expense, net of capitalized interest
As discussed and detailed in Note 9 - Debt, Net to the Notes to the Financial Statements, Interest expense, net of capitalized interest totaled $5.5 million and $15.2 million during the three and nine months ended September 30, 2021, respectively, compared to $4.3 million and $39.3 million during the same periods in 2020. The decrease of $1.1 million and $24.2 million during the three and nine months ended September 30, 2021 was a result of completing the Recapitalization Transaction on May 29, 2020, which caused the exchange or conversion of the majority of Seller's $627.8 million outstanding indebtedness to equity, thus resulting in post-Recapitalization Transaction indebtedness totaling $159.8 million for the Sprott Credit Agreement and Subordinated Notes.
Fair value adjustments to warrants
During the three and nine months ended September 30, 2021, the Fair value adjustments to warrants resulted in a non-cash gain of $0.8 million and $11.0 million, respectively, as the market trading values of our publicly listed warrants decreased, which was primarily due to a decrease in the underlying trading price of our common shares. We did not incur any such warrant adjustment during the three and nine months ended September 30, 2020. Refer to Note 11 - Warrants to the Notes to the Consolidated Financial Statements for further detail.
Write-off of deposit
During the third quarter of 2021, the Company determined that additional equipment was no longer expected to be purchased under the current mine plan. Accordingly, a full reserve was applied against the $0.9 million deposit previously paid by the Company to an equipment supplier. Refer to Note 5 - Prepaids and Other, Net to the Notes to the Consolidated Financial Statements for further detail.
Interest income
Interest income totaled approximately $Nil during both of the three and nine months ended September 30, 2021, respectively, compared with $9,000 and $0.2 million during the same periods in 2020. During the quarter ended September 30, 2021 the Company replaced certain surety bonds with new surety bonds with lower cash collateral requirements, in which none of the accounts holding the cash collateral earns interest income, resulting in no Interest income for the three and nine months ended September 30, 2021.

Income taxes
During the three and nine months ended September 30, 2021, we recognized an income tax benefit of $0.1 million which was the result of a discrete item related to estimated tax payments made during prior periods which will be refunded. There was no income tax benefit or expense, net, recognized during the three and nine months ended September 30, 2020. We have not recorded any future income tax benefits for net losses generated after the completion of the Recapitalization Transaction, due to a full valuation allowance recorded against our net operating loss carryforward earned after the Recapitalization Transaction. For additional details, refer to Note 15 - Income Taxes to the Notes to the Financial Statements.
Net loss
For the reasons discussed above, we recorded a net loss of $23.2 million and $41.3 million for the three and nine months ended September 30, 2021, respectively, which included a gain from Fair value adjustments to warrants of $0.8 million and $11.0 million, compared to net losses of $32.3 million and $117.6 million for the three and nine months ended September 30, 2020.
Liquidity and Capital Resources
General
The Company's unrestricted cash position at September 30, 2021 was $19.8 million as compared with $56.4 million at December 31, 2020. While the Company plans to continue processing gold and silver ore on the leach pads after ceasing mining operations for the pre-commercial scale ROM operation and partially offset the cash that is projected to be used in operations and investing activities, we do not expect to generate net positive cash for the foreseeable future. Accordingly, we will be dependent on our unrestricted cash and other sources of cash to fund our business. We are actively evaluating alternatives to raise additional capital necessary to fund future development and ongoing working capital needs while exploring other strategic initiatives to enhance stockholder value.
To avoid potential non-compliance with our first lien loan, the Company has received a waiver for six months to permit it to cease active mining operations, and, in alignment with our current forecasts, reduce the minimum unrestricted cash balance to $9 million. Depending on our ability to obtain additional cash and the timing of any such cash, we may need to obtain additional waivers from our first lien lender in 2022 to comply with our debt covenants. While our first lien lender has indicated a willingness to work with the Company, we cannot provide any assurance that we will be able to timely obtain cash or receive waivers from debt covenants that will allow us to avoid a default under our credit agreements and to continue operating.
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

Our future liquidity and capital resources management strategy entails a disciplined approach to monitor the timing and amount of any drilling, metallurgical and mineralogical studies and operational tonnage ramp-up or ramp-down of the Hycroft Mine while attempting to remain in a position that allows us to respond to changes in our business environment, such as a decrease in metal prices or lower than forecasted future cash flows, and changes in other factors beyond our control. As discussed in the Going concern subsection of the Recent Developments section of this MD&A, using estimates of future production levels and costs, operational metrics, and planned capital, project, drilling, and development costs, at current metal spot prices, we do not expect the Hycroft Mine to report positive net operating cash flows during the 12 months following the issuance date of this report. We have undertaken efforts aimed at managing our liquidity and preserving our capital resources by, among other things: (i) monitoring metal prices and the impacts (near-term and future) they have on our business and cash flows; (ii) adopting a plan to cease open pit mining operations to reduce net cash outflows while continuing to process leach pad inventory until such time as it is no longer economic; (iii) reducing the size of our workforce to reflect the cessation of mining operations; (iv) controlling our working capital and managing discretionary spending; (v) reviewing contractor usage and rental agreements for more economic options, including termination of certain agreements in accordance with their terms; (vi) decreasing restricted cash balances that collateralize bonds; and (vii) planning the timing and amounts of capital expenditures and drilling, metallurgical and mineralogical study costs at the Hycroft Mine and deferring such items that are not expected to benefit our near term operating plans. We are also undertaking additional efforts to: (i) monetize non-core assets and excess supplies inventories; (ii) return excess rental and leased equipment; (iii) sell certain uninstalled grinding mills that are not expected to be needed for a future milling operation; (iv) evaluate selling other uninstalled grinding mills if the proceeds contribute to enhancing a future milling operation; and (v) work with existing debt holders to adjust debt service requirements. In addition, as of October 6, 2021, we entered into an agreement with Randy Buffington, our former Chairman, President and Chief Executive Officer to terminate $0.7 million in aggregate future cash payments in exchange for the termination of the remainder of his restrictive covenant of non-competition and issuance of up to 275,000 shares of HYMC common stock.
We are actively evaluating alternatives to raise additional capital necessary to fund future development and ongoing working capital needs and exploring other strategic initiatives to enhance stockholder value.
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
The following table summarizes our projected sources of future liquidity, as recorded within our financial statements (dollars in thousands):

	September 30, 2021	December 31, 2020
Cash	$19,753	$56,363
Accounts receivable	347	426
Metal inventories(1)	9,243	6,418
Ore on leach pads(2)	29,588	38,041
Total projected sources of future liquidity	$58,931	$101,248
(1)Metal inventories contained approximately 5,383 recoverable ounces of gold that are expected to be sold within the next 12 months. Assuming a gold selling price of $1,743 per ounce (the September 30, 2021 P.M. fix) and excluding any proceeds from silver sales, the sale of all gold ounces estimated to be recovered from our metal inventories would provide us with $9.4 million of revenue. See Note 4 - Inventories to the Notes to the Financial Statements for additional information.
(2)The current portion of Ore on leach pads contained approximately 17,454 ounces of gold that are expected to be processed into finished goods and then sold within the next 12 months. Assuming a gold selling price of $1,743 per ounce (the September 30, 2021 P.M. fix) and excluding any proceeds from silver sales, the sale of all gold ounces estimated to be recovered from our ore on leach pads would provide us with $30.4 million of revenue. We also have ore on leach pads that is not expected to be processed into finished goods within the next 12 months of $6.3 million; accordingly, we exclude this inventory from our projected sources of future liquidity. See Note 4 - Inventories to the Notes to the Financial Statements for additional information.

Nine months ended September 30, 2021 compared to the nine months ended September 30, 2020
The following table summarizes our sources and uses of cash for the following periods (dollars in thousands):

	Nine Months Ended September 30,
	2021	2020
Net loss	$(41,328)	$(117,608)
Net non-cash adjustments	10,710	68,973
Net change in operating assets and liabilities	3,568	(36,577)
Net cash used in operating activities	(27,050)	(85,212)
Net cash used in investing activities	(11,908)	(19,237)
Net cash (used in) provided by financing activities	(3,036)	106,641
Net (decrease) increase in cash	(41,994)	2,192
Cash and restricted cash, beginning of period	96,040	48,967
Cash and restricted cash, end of period	$54,046	$51,159
Cash used in operating activities
During the nine months ended September 30, 2021, we used $27.1 million of cash in operating activities primarily attributable to a net loss of $41.3 million, the cash impact of which was equal to $30.6 million, and $3.6 million used for working capital, which included $5.4 million used to increase production-related inventories. The largest non-cash items included in net income during the nine months ended September 30, 2021 included a $11.0 million gain from Fair value adjustments to warrants and Non-cash portion of interest expense of $13.0 million.
For the nine months ended September 30, 2020, we used $85.2 million of cash for operating activities primarily attributable to a net loss of $117.6 million, the cash impact of which was equal to $48.6 million, and $36.6 million used for working capital, including the operational ramp up following the 2019 restart of the Hycroft Mine using a net $39.8 million to increase production-related inventory balances. Cash outflows during the nine months ended September 30, 2020 were partially offset by certain non-cash expenses included in Net loss, including $34.7 million of non-cash interest expense and a $17.9 million Write-down of production inventories.
Cash used in investing activities
For the nine months ended September 30, 2021 and 2020, we used $11.9 million and $19.2 million, respectively, in investing activities. For the nine months ended September 30, 2021, expenditures included (i) $3.7 million for purchased equipment and refurbishments; (ii) $5.6 million related to metallurgical and mineralogical studies; and (iii) $2.5 million spent for the leach pad expansion project (which excludes $0.7 million of capitalized interest) to complete construction to the appropriate point in which we believe there would be minimal risk of adverse impacts to the leach pad. For the nine months ended September 30, 2020, the majority of the capital expenditures related to construction of new leach pad space.
Cash (used in) provided by financing activities
During the nine months ended September 30, 2021 we repaid $3.0 million of the Additional Interest and principal which is classified as debt under the terms of our Sprott Credit Agreement. Cash provided by financing activities was $106.6 million for the nine months ended September 30, 2020, which included proceeds from financing instruments consummated in connection with the Recapitalization Transaction of $254.8 million, offset by principal payments on debt of $132.4 million and payments for legal and consulting fees related to the Recapitalization Transaction of $15.8 million.

Future capital and cash requirements
The following table provides our gross contractual cash obligations as of September 30, 2021, which are grouped in the same manner as they were classified in the cash flows in order to provide a better understanding of the nature of the obligations and to provide a basis for comparison to historical information. We believe the following provides the most meaningful presentation of near-term obligations expected to be satisfied using current and available sources of liquidity (dollars in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating activities:
Net smelter royalty(1)	$403,121	$1,766	$23,609	$25,806	$351,940
Remediation and reclamation expenditures(2)	62,032	—	—	—	62,032
Interest payments(3)	13,582	6,004	7,575	3	—
Operating lease requirements(4)	8,185	2,616	5,569	—	—
Crofoot royalty(5)	4,630	120	480	480	3,550
Consignment inventory(6)	833	833	—	—	—
Financing activities:
Repayments of debt principal(7)	211,584	11,392	62,235	137,957	—
Additional interest payments(8)	8,249	2,200	6,049	—	—
Total	$712,216	$24,931	$105,517	$164,246	$417,522
(1)Under the Sprott Royalty Agreement, we are required to pay a perpetual royalty equal to 1.5% of the Net Smelter Returns from our Hycroft Mine, payable monthly that also includes an additional amount for withholding taxes payable by Sprott. Amounts presented above incorporate estimates of our current life-of-mine plan, and are based on consensus pricing for gold and silver. See Note 10 - Deferred Gain on Sale of Royalty to the Notes to the Financial Statements for additional information.
(2)Mining operations are subject to extensive environmental regulations in the jurisdictions in which they are conducted and we are required, upon cessation of operations, to reclaim and remediate the lands that our operations have disturbed. The estimated undiscounted cash outflows of these remediation and reclamation obligations are reflected here. In the above presentation, no offset has been applied for the $59.3 million of our reclamation bonds or for the $34.3 million of cash collateral for those bonds included in Restricted Cash.
(3)Under the Sprott Credit Agreement, we are required to pay interest beginning in the 13th month after the initial advance on May 29, 2020 to Sprott Private Resource Lending II (Collector), LP.
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
(6)As noted below in the Off-balance sheet arrangements section of this MD&A, and as discussed in Note 5 - Prepaids and Other, Net to the Notes to the Financial Statements, we have future purchase obligation for consignment inventory.
(7)Repayments of principal on debt consists of amounts due under the Sprott Credit Agreement, the Subordinated Notes and notes payable for equipment purchases. Included in the repayment of the Subordinated Notes principal is interest that has been capitalized as payable in-kind on a quarterly basis, and on a monthly basis for the Sprott Credit Agreement for the first 12 months after the initial advance.
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
The Sprott Credit Agreement contains covenants that, among other things, restrict or limit the ability of the Company to enter into encumbrances (other than Permitted Encumbrances), incur indebtedness (other than Permitted Indebtedness), dispose of its assets (other than Permitted Disposals), pay dividends, and purchase or redeem shares, as such terms are defined in the Sprott Credit Agreement. The Sprott Credit Agreement requires the Company to ensure that, at all times, both its Working Capital and Unrestricted Cash are at least $10.0 million, as such terms are defined in the Sprott Credit Agreement, and that at least every six months we demonstrate our ability to repay and meet all present and future obligations as they become due with a financial Model that uses consensus gold prices discounted by 5.0%, as such terms are defined in the Sprott Credit Agreement. The Subordinated Notes (as defined herein) include customary events of default, including those relating to a failure to pay principal or interest, a breach of a covenant, representation or warranty, a cross-default to other indebtedness, and non-compliance with security documents. As of September 30, 2021, the Company was in compliance with all covenants under its debt agreements.
On November 9, 2021, we entered into a waiver (the “Waiver”) with Sprott Private Resource Lending II (Collector), LP (the “Lender”) of certain provisions of the Sprott Credit Agreement. Pursuant to the Waiver, the Lender has: (i) permitted the Company to cease active mining operations; and (ii) to reduce the amount of unrestricted cash required to be maintained by the Company from not less than $10.0 million to not less than $9.0 million for the period ending May 10, 2022.
Off-balance sheet arrangements
As of September 30, 2021, our off-balance sheet arrangements consisted of operating lease agreements, a net profit royalty arrangement, a net smelter royalty arrangement (see Note 20 - Commitments and Contingencies to the Notes to the Financial Statements), and a future purchase obligation for consignment inventory (see Note 5 - Prepaids and Other, Net to the Notes to the Financial Statements).
Subsequent Events
Waiver and amendment of certain compensatory arrangements
On October 6, 2021, the Company entered in a Waiver and Amendment to the Transition and Succession Agreement and Consulting Agreement with Randy Buffington, the former Chairman of the Board, President and Chief Executive Officer of the Company. The Waiver and Amendment amends the Transition and Succession Agreement and the Consulting Agreement between the Company and Mr. Buffington, dated July 1, 2020. The Waiver and Amendment terminated the remaining unpaid cash payments to Mr. Buffington pursuant to the Transition and Succession Agreement and Consulting Agreement in the aggregate amount of $0.7 million, in exchange for the issuance of an aggregate of up to 275,000 shares of the Company's common stock, of which 137,500 was issued on October 8, 2021, and the remaining shares to be issued on June 30, 2022.
Waiver of certain Sprott Credit Agreement provisions
On November 9, 2021, the Company entered into a waiver (the “Waiver”) with Sprott Private Resource Lending II (Collector), LP (the “Lender”) of certain provisions of the Sprott Credit Agreement. Pursuant to the Waiver, the Lender has: (i) permitted the Company to cease active mining operations; and (ii) to reduce the amount of unrestricted cash required to be maintained by the Company from not less than $10.0 million to not less than $9.0 million for the period ending May 10, 2022.
Appointment of New Chairman to Board of Directors
On November 9, 2021, David Kirsch notified the Company’s board of directors of his resignation as a director and Chairman of the board of directors, effective immediately. Mr. Kirsch’s decision was not the result of any dispute or disagreement with the Company on any matter relating to the Company’s operations, policies or practices. On November 9, 2021, the Company's board of directors appointed its independent lead director, Eugene Davis, to replace Mr. Kirsch as Chairman of the board of directors.
Retirement of Executive Officer
Mr. Jack Henris has announced his retirement effective as of the end of 2021 and will remain available to assist with the finalization of the Acid POX PFS and other technical work.

Accounting Developments
For a discussion of any recently issued and/or recently adopted accounting pronouncements, see Note 2 - Summary of Significant Accounting Policies to the Notes to the Financial Statements.
Critical Accounting Estimates
This MD&A is based on our Condensed Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these statements requires us to make assumptions, estimates, and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. For information on the most critical accounting estimates used to prepare the Condensed Financial Statements, see the Critical Accounting Estimates section included in Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020, as amended on May 14, 2021.
The following new critical accounting estimate was adopted during the nine months ended September 30, 2021, see Note 2 - Summary of Significant Accounting Policies to the Notes to the Financial Statements for additional information.
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

Impact of Change in Estimate:

A $0.01 increase or decrease in the fair value estimate per 5-Year Private Warrant would result in an increase or decrease to Warrant liabilities of $0.1 million with the offset in Fair value adjustment to warrants.

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
Please see “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 31, 2020, as amended May 14, 2021, and in this Quarterly Report on Form 10-Q, for more information about these and other risks. These risks may include the following and the occurrence of one or more of the events or circumstances alone or in combination with other events or circumstances, may have a material adverse effect on our business, cash flows, financial condition and results of operations. Important factors and risks that could cause actual results to differ materially from those in the forward-looking statements include, among others:
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
•Risks related to delays in completing the Acid POX PFS and providing updated information on our mining process and mineral reserves and mineral resources;
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
Hycroft Mining Holding Corporation management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act as of September 30, 2021. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us, including our consolidated subsidiaries, in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure and is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2021 to provide such reasonable assurance, solely as a result of a material weakness identified related to the misapplication of GAAP in accounting for our 5-Year Private Warrants.
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

ITEM 1A. RISK FACTORS
Although the Company qualifies as a smaller reporting company under Item 10(f) of Regulation S-K and risk factors are not required to be included in a quarterly report, we are supplementing the risk factors previously disclosed in the 2020 Form 10-K/A with the following risk factor:

If the Acid POX PFS is not completed and the related technical report is not filed with the SEC prior to or concurrent with our 2021 Annual Report on Form 10-K, we would be unable to provide updated information or report any mineral reserves and mineral resources as of December 31, 2021 in the 2021 Annual Report on Form 10-K as filed by its due date, which could negatively impact our ability to obtain additional financing.

A delay in completing the Acid POX PFS and providing updated information on our mining process and mineral reserves and mineral resources could negatively impact our ability to obtain additional financing. Further, a delay in the new technical report being completed could delay our ability to provide an update in the second quarter of 2022 on the path forward for our commercial scale sulfide operations and we would not be able to report mineral reserves or mineral resources in accordance with the requirements of the Modernization of Property Disclosures for Mining Registrants.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On October 6, 2021, the Company agreed to issue an aggregate of up to 275,000 shares of the Company's common stock as consideration for entering into a Waiver and Amendment to the Transition and Succession Agreement with Randy Buffington, the former Chairman of the Board, President and Chief Executive Officer of the Company. The Waiver and Amendment terminated the remaining unpaid cash payments to Mr. Buffington pursuant to the Transition and Succession Agreement and Consulting Agreement in the aggregate amount of $0.7 million, in exchange for the issuance. On October 8, 2021, 137,500 shares of common stock with a grant date fair value of $0.2 million were issued to Randy Buffington, with the remaining 137,500 shares of common stock to be issued on June 30, 2022.
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
,

10.1
Waiver And Amendment To Transition And Succession Agreement And Consulting Agreement dated as of October 6, 2021 between Hycroft Mining Holding Corporation and Randy Buffington (Incorporated by reference to Exhibit 10.1. to the Registrant’s Form 8-K, filed with the SEC on October 7, 2021)

10.2
Waiver, dated November 9, 2021, between Hycroft Mining Holding Corporation and Sprott Private Resource Lending II (Collector), LP. (Incorporated by reference to Exhibit 10.1. to the Registrant’s Form 8-K, filed with the SEC on November 10, 2021)

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

HYCROFT MINING HOLDING CORPORATION (Registrant)

Date: November 12, 2021	By:	/s/ Diane R. Garrett
Diane R. Garrett President, Chief Executive Officer, and Director (Principal Executive Officer)

Date: November 12, 2021	By:	/s/ Stanton Rideout
Stanton Rideout Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)