Form 10-K
period 2021-12-31
HYCROFT MINING HOLDING CORP
filed 2022-03-31
CIK 1718405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to
Commission File No. 001-38387
HYCROFT MINING HOLDING CORPORATION

(Exact name of registrant as specified in its charter)
Delaware

(State or other jurisdiction of incorporation or organization)
4300 Water Canyon Road, Unit 1, Winnemucca, NV

(Address of Principal Executive Offices)
82-2657796

(I.R.S. Employer Identification No.)
89445

(Zip Code)
(775) 304-0260

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No ☒
The aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant as of June 30, 2021, the last business day of the registrants most recently completed second fiscal quarter, was $71,518,397.
As of March 31, 2022, there were 196,803,459 shares of the Company’s common stock and no shares of the Company’s preferred stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portion of the registrant's Proxy Statement of the 2022 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant's fiscal year ended December 31, 2021.

1

HYCROFT MINING HOLDING CORPORATION
Annual Report on Form 10-K

2

PART I
Cautionary Statement Regarding Forward-Looking Statements
Certain statements in this Annual Report on Form 10-K for the year ended December 31, 2021 (“2021 Form 10-K”) may constitute “forward-looking” statements within the meaning of Section 27A of the United States Securities Act of 1933, as amended, Section 21E of the United States Securities Exchange Act of 1934, as amended, or the United States Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included herein and public statements by our officers or representatives, that address activities, events or developments that our management expects or anticipates will or may occur in the future, are forward-looking statements, including but not limited to such things as future business strategy, plans and goals, competitive strengths and expansion and growth of our business. The words “estimate”, “plan”, “anticipate”, “expect”, “intend”, “believe” “target”, “budget”, “may”, “can”, “will”, “would”, “could”, “should”, “seeks”, or “scheduled to” and similar words or expressions, or negatives of these terms or other variations of these terms or comparable language or any discussion of strategy or intention identify forward-looking statements. Forward-looking statements address activities, events or developments that the Company expects or anticipates will or may occur in the future and are based on current expectations and assumptions. These risks may include the following and the occurrence of one or more of the events or circumstances alone or in combination with other events or circumstances, may have a material adverse effect on the Company’s business, cash flows, financial condition and results of operations. Forward-looking statements include, but are not limited to:
•Risks related to changes in our operations at the Hycroft Mine including:
◦Risks associated with the cessation of pre-commercial scale mining operations at the Hycroft Mine;
◦Uncertainties concerning estimates of mineral resources;
◦Risks related to a lack of a completed feasibility study; and
◦Risks related to our ability to re-establish commercially feasible mining operations.
•Industry related risks including:
◦Fluctuations in the price of gold and silver;
◦Uncertainties related to the ongoing COVID-19 pandemic;
◦The intense competition within the mining industry;
◦The commercial success of, and risks related to, our development activities;
◦Uncertainties and risks related to our reliance on contractors and consultants;
◦Availability and cost of equipment, supplies, energy, or reagents;
◦The inherently hazardous nature of mining activities, including environmental risks;
◦Potential effects on our operations of U.S. federal and state governmental regulations, including environmental regulation and permitting requirements;
◦Uncertainties related to obtaining or retaining approvals and permits from governmental regulatory authorities;
◦Cost of compliance with current and future government regulations, including environmental regulations;
◦Potential challenges to title in our mineral properties;
◦Our insurance may not be adequate to cover all risks associated with our business, or cover the replacement costs of our assets or may not be available for some risks;
◦Risks associated with proposed legislation in Nevada that could significantly increase the costs or taxation of our operations; and
◦Changes to the climate and regulations regarding climate change.
•Business-related risks including:
◦Risks related to our ability to raise capital on favorable terms or at all;
◦The loss of key personnel or our failure to attract and retain personnel;
◦Risks related to our substantial indebtedness, including operating and financial restrictions under existing indebtedness, cross acceleration and our ability to generate sufficient cash to service our indebtedness;
◦The costs related to our land reclamation requirements;
◦Risks related to technology systems and security breaches;
◦Any failure to remediate any possible litigation as a result of a material weakness in our internal controls over financial reporting; and

◦Risks that our principal stockholders will be able to exert significant influence over matters submitted to stockholders for approval.
•Risks related to our common stock and warrants, including:
◦Volatility in the price of our common stock and warrants;
◦Risks related to potential dilution as a result of future equity offerings;
◦Risks associated with future offerings of senior debt or equity securities;
◦Risks related to delisting by Nasdaq;
◦Risks that warrants may expire worthless and that certain warrants are being accounted for as a liability;
◦Anti-takeover provisions could make a third-party acquisition of us difficult; and
◦Risks related to limited access to our financial disclosure, as we have elected to take advantage of the disclosure requirement exemptions granted to emerging growth companies and smaller reporting companies.
These statements involve known and unknown risks, uncertainties, assumptions and other factors which may cause our actual results, performance or achievements to be materially different from any results, performance or achievements expressed or implied by such forward-looking statements. Please see our other reports filed with the Securities and Exchange Commission (the "SEC") for more information about these and other risks. You are cautioned against attributing undue certainty to forward-looking statements. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. Although these forward-looking statements were based on assumptions that the Company believes are reasonable when made, you are cautioned that forward-looking statements are not guarantees of future performance and that actual results, performance or achievements may differ materially from those made in or suggested by the forward-looking statements contained in this 2021 Form 10-K. In addition, even if our results, performance, or achievements are consistent with the forward-looking statements contained in this 2021 Form 10-K, those results, performance or achievements may not be indicative of results, performance or achievements in subsequent periods. Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Any forward-looking statements made in this 2021 Form 10-K speak only as of the date of those statements, and we undertake no obligation to update those statements or to publicly announce the results of any revisions to any of those statements to reflect future events or developments. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of this 2021 Form 10-K, and the Summary of Risk Factors in Item 1A. Risk Factors.
ITEM 1. BUSINESS
About the Company
Hycroft Mining Holding Corporation (formerly known as Mudrick Capital Acquisition Corporation) was incorporated under the laws of the state of Delaware on August 28, 2017. In this 2021 Form 10-K, “we”, “us”, “our”, the “Company”, “Hycroft”, and "HYMC" refer to Hycroft Mining Holding Corporation and its subsidiaries. We are a U.S.-based gold and silver development company that owns the Hycroft Mine in the prolific mining region of Northern Nevada.
Our property, the Hycroft Mine, has historically operated as an open-pit oxide mining and heap leach processing operation and is located approximately 54 miles west of Winnemucca, Nevada. Mining operations at the Hycroft Mine were restarted in 2019 on a pre-commercial scale and discontinued in November 2021 as a result of the then current and expected ongoing cost pressures for many of the reagents and consumables used at the Hycroft Mine and the timeline for completing our updated technical studies in 2022 for optimal processing the plan forward. In February 2022, Hycroft, along with its third-party consultants, completed and filed an Initial Assessment Technical Report Summary for the Hycroft Mine (the "2022 Hycroft TRS") with an effective date of February 18, 2022 and prepared in accordance with the SEC Modernization of Property Disclosures for Mining Registrants as set forth in subpart 1300 of Regulation S-K ("Modernization Rules"). The 2022 Hycroft TRS provides an Initial Assessment of the mineral resource estimate utilizing a milling and acid pressure oxidation ("Acid POX") process for sulfide mineralization and heap leaching process for oxide and transition mineralization. As a result of the milling and Acid POX process presented in the 2022 Hycroft TRS, as compared to the novel two-step oxidation and heap leap process presented in the Hycroft Technical Report Summary, Heap Leaching Feasibility Study, prepared in accordance with the requirements of the Modernization Rules, with an effective date of July 31, 2019 (the “2019 Hycroft TRS”), and the associated fundamental changes to the assumptions underlying the 2019 Hycroft TRS also prepared in accordance with the requirements of the Modernization Rules, the 2022 Hycroft TRS supersedes and replaces the 2019 Hycroft TRS and the 2019 Hycroft TRS and information from such 2019 Hycroft TRS should no longer be relied upon. Our ongoing disclosures and many of management estimates and judgements will be based on the 2022 Hycroft TRS and not the 2019 Hycroft TRS. The Company

will continue to build on the work to date and investigate opportunities identified through progressing the technical and data analyses leading up to the 2022 Hycroft TRS and will provide an updated technical report at an appropriate time. During the year ended December 31, 2021 we sold 56,045 ounces of gold and 397,546 ounces of silver. As of December 31, 2021, the Hycroft Mine had measured and indicated mineral resources of 9.6 million ounces of gold and 446.0 million ounces of silver and inferred mineral resources of 5.0 million ounces of gold and 150.4 million ounces of silver, which are contained in oxide, transitional, and sulfide ores.
Our corporate headquarters is located at 4300 Water Canyon Road, Unit 1 Winnemucca, Nevada 89445, and our telephone number is (775) 304-0260. Our website is www.hycroftmining.com.
Recapitalization Transaction with MUDS
As discussed in Note 1 - Company Overview and Note 3 - Recapitalization Transaction to the Notes to the Consolidated Financial Statements, on May 29, 2020, we, formerly known as Mudrick Capital Acquisition Corporation (“MUDS”), consummated a business combination transaction (the “Recapitalization Transaction”) that resulted in MUDS Acquisition Sub, Inc. (“Acquisition Sub”) acquiring all of the issued and outstanding equity interests of the direct subsidiaries of Hycroft Mining Corporation (“Seller”) and substantially all of the other assets of Seller and assuming substantially all of the liabilities of Seller. In conjunction with the Recapitalization Transaction, Seller’s indebtedness existing prior to the Recapitalization Transaction was either repaid, exchanged for indebtedness of the Company, exchanged for shares of common stock or converted into shares of Seller common stock, and our post-Recapitalization Transaction indebtedness included amounts drawn under the Credit Agreement among MUDS, MUDS Holdco Inc., Allied VGH LLC, Hycroft Mining Holding Corporation, Hycroft Resources and Development, LLC Sprott Private Resource Lending II (Collector) Inc., and Sprott Resources Lending Corp. (“Sprott Credit Agreement”) and the assumption of the newly issued Subordinated Notes (as such are defined herein).
Segment Information
The Hycroft Mine is our only operating segment and includes the operations, development, and exploration activities and contains 100% of our revenues and production costs. Corporate and Other includes corporate general and administrative costs. See Note 19 - Segment Information to the Notes to the Consolidated Financial Statements for additional information on our segments.
Principal Products, Revenues, and Market Overview
The principal products produced during 2021 and 2020 at the Hycroft Mine were unrefined gold and silver bars (doré) and gold and silver laden carbons and slags, both of which are sent to third party refineries and sold at prevailing spot prices after adjustments for refining and other associated fees, to financial institutions or precious metals traders. Doré bars and gold and silver laden carbons and slags are sent to refineries to produce bullion that meets the required market standards of 99.95% pure gold and 99.90% pure silver. Under the terms of our refining agreements, doré bars and gold and silver laden carbons and slags are refined for a fee, and our share of the separately recovered refined gold and refined silver are credited to our account or delivered to our buyers.
Product Revenues and Customers
In 2021, revenues from gold and silver recovered from our pre-commercial scale heap leaching operations made up 91% and 9%, respectively, of our total revenue and, as such, we consider gold our principal product. In 2021, all of our revenues were derived from metal sales to two customers; however, we do not believe we have any dependencies on these customers due to the liquidity of the metal markets and the availability of other metal buyers and financial institutions.
Gold and Silver Uses
Gold and silver have two main categories of use: fabrication and investment. Fabricated gold has a variety of end uses, including jewelry, electronics, dentistry, industrial and decorative uses, medals, medallions and coins. Fabricated silver also has a variety of end uses, including jewelry, mirrors, cameras, electronics, energy, engines, novelty explosives and coins. Gold and silver investors buy gold and silver bullion, coins and jewelry.
Gold and Silver Supply and Demand
The supply of gold consists of a combination of current production from mining and metal recycling and the draw-down of existing stocks of gold held by governments, financial institutions, industrial organizations and private individuals. Based on publicly available information, gold production from mines increased 2% in 2021 compared with 2020 totaling approximately 3,561 metric tons (or 114.5 million troy ounces) and represented approximately 76.3% of the 2021 global gold supply of 4,666 metric tons. According to the World Gold Council, gold demand in 2021 was approximately 4,021 metric tons (or 129.3 million troy ounces) and totaled approximately $232.6 billion in value. In 2021, gold demand by sector was comprised of jewelry (54%), investments including bar and coin and ETFs (26%), central bank purchases (12%), and technology (8%).
The supply of silver consists of a combination of current production from mining (approximately 80%) and metal recycling and other (approximately 20%). Based on publicly available information, estimated silver production from mines increased approximately 8% in 2021 compared with 2020 totaling approximately 849 million troy ounces and represented approximately 80% of the estimated 2021 global silver supply of 1,056 million troy ounces. Estimated silver demand in 2021 was approximately 1,033 million troy ounces and totaled approximately $25.9 billion in value. In 2021, silver demand by sector was comprised of photovoltaics (10%), other industrial (41%), jewelry (18%), silverware (4%), photography (3%), and investments (24%).
Gold and Silver Prices
The price of gold and silver is volatile and is affected by many factors beyond our control, such as the sale or purchase of gold by central banks and financial institutions, inflation or deflation and monetary policies, fluctuation in the value of the U.S. dollar and foreign currencies, global and regional demand, and the political and economic conditions of major gold and silver producing countries throughout the world. The following table presents the annual high, low, and average afternoon fixing prices for gold over the past three years on the London Bullion Market (in U.S. dollars per ounce).

	GOLD PRICES			SILVER PRICES
Year	High	Low	Average	High	Low	Average
2019	$1,546	$1,270	$1,393	$19.31	$14.38	$16.21
2020	$2,067	$1,474	$1,770	$28.89	$12.01	$20.55
2021	$1,943	$1,684	$1,799	$29.59	$21.53	$25.04
2022 (through March 29)	$2,039	$1,788	$1,875	$26.17	$22.24	$23.95

On March 29, 2022, the afternoon fixing price for gold and silver on the London Bullion Market was $1,937 per ounce and $25.62 per ounce, respectively.
Competition
The top 10 producers of gold comprise approximately one third of total worldwide mined gold production. We are a gold and silver development company with a single property. The Hycroft Mine has large gold and silver mineral resources included in the 2022 Hycroft TRS. We have not fully developed our operation and we have not established our long-term production and cost structure. Our costs are expected to be determined by the location, grade and nature of our ore body, processing technologies applied to our ore, and costs including energy, reagents, labor and equipment. The metals markets are cyclical, and our ability to maintain our competitive position over the long-term is based on our ability to develop and cost effectively operate the Hycroft Mine in a safe and environmentally responsible manner.
We compete with other mining companies in connection with hiring and retaining qualified employees. There is substantial competition for qualified employees in the mining industry, some of which is with companies having substantially greater financial resources than us and a more stable history. As a result, we may have difficulty hiring and retaining qualified employees.
Please see Item 1A. Risk Factors — Industry Related Risks — We face intense competition in the mining industry, for additional discussion related to our current and potential competition.
Employees
At December 31, 2021, we had approximately 102 employees, of which 95 were employed at the Hycroft Mine. None of our employees are represented by unions.
COVID-19
We have implemented health and safety policies for employees, contractors, and visitors that follow guidelines from the Center for Disease Control (CDC) and the Mine Safety and Health Administration (MSHA). During 2021, our operations faced certain limitations due to COVID-19 related absences, however the impact, while negative, did not materially and adversely affect our operations.

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
We cannot predict at this time what changes, if any, to federal laws or regulations may be adopted or imposed by the current governmental administration. At the state level, mining operations in Nevada are regulated by the Nevada Department of Conservation and Natural Resources, Division of Environmental Protection (the "Division"), which has the authority to implement and enforce many of the federal regulatory programs described above as well as state environmental laws and regulations. Compliance with these and other federal and state laws and regulations could result in delays in obtaining, or failure to obtain, government permits and approvals, delays in beginning or expanding operations, limitations on production levels, incurring additional costs for investigation or cleanup of hazardous substances, payment of fines, penalties or remediation costs for non-compliance, and post-mining closure, reclamation and bonding.
It is our policy to conduct business in a way that safeguards our employees, public health and the environment. We believe that our operations are, and will be, conducted in material compliance with applicable laws and regulations. However, our past and future activities in the United States may cause us to be subject to liability under such laws and regulations. For information about the risks to our business related to environmental regulation, see the following risk factors in Item 1A. Risk Factors - Industry Related Risks:

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
During 2021 and 2020, there were no known material environmental incidents or non-compliance with any applicable environmental regulations on the properties now held by us. We did not incur material capital expenditures for environmental control facilities during 2021 and 2020 and do not expect to incur any material expenditures in 2022 for such environmental control facilities.
Reclamation
We are required to mitigate long-term environmental impacts by amending, backfilling, stabilizing, contouring, re-sloping and re-vegetating various portions of a site after mining and mineral processing are completed, mitigating potential impacts to surface water and groundwater resources. These reclamation efforts will be conducted in accordance with detailed plans, which must be reviewed and approved by the appropriate regulatory agencies. Our reclamation obligations at the Hycroft Mine are secured by surface management surety bonds that meet the financial assurance requirements of the State of Nevada and the Bureau of Land Management ("BLM"). Our most recent reclamation cost estimate was approved by the BLM and the State of Nevada in July 2020. At December 31, 2021, our surface management surety bonds totaled $59.3 million, of which $58.3 million secures the financial assurance requirements for the Hycroft Mine, and $1.0 million secures the financial assurance requirements for the adjacent water supply well field and exploration project. Based on the December 31, 2021 estimate, no material reclamation expenditures are expected to be incurred until after mining and mineral processing are completed. If we incur additional long-term environmental impacts from future mining activities, we will likely have additional reclamation obligations as well as additional financial assurance requirements. For our existing obligations, as well as any future obligations we may incur we may choose to engage in reclamation activities before mining and mineral processing are completed, but these expenses are not anticipated to be material to the overall reclamation obligation. When we perform reclamation work in the future, the work will be planned to conform to our mining operations and will be required to be documented when completed under our governing permits with the government regulatory agencies. The reclamation obligation would be adjusted accordingly as allowed under current regulations, and the financial assurance requirements would be adjusted to account for the completed reclamation work. If we are required to comply with material unanticipated financial assurance requirements in the future, our financial position could be adversely affected, or our posted financial assurance may be insufficient. For financial information about our estimated future reclamation costs refer to Note 13 - Asset Retirement Obligation to our Consolidated Financial Statements.
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
Our operations and exploration properties are subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), issuers are required to disclose specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities in periodic reports. MSHA inspects our mines on a regular basis and issues various citations and orders when it believes a violation has occurred under the Mine Act. The number of citations and orders charged against mining operations in the U.S., and the dollar penalties assessed for such citations, have generally increased in recent years. The Dodd-Frank Act requires us to provide a mine safety disclosure, which we have done in Part I - Item 4. Mine Safety Disclosures of this 2021 Form 10-K.

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
Technical Report Summaries ("TRS") and Qualified Persons
The scientific and technical information concerning our mineral projects in this 2021 Form 10-K have been reviewed and approved by third-party “qualified persons” under the Modernization Rules, including Ausenco Engineering USA South Inc., Independent Mining Consultants, Inc, and WestLand Engineering & Environmental Services, Inc. For a description of the key assumptions, parameters and methods used to estimate mineral resources included in this 2021 Form 10-K, as well as data verification procedures and a general discussion of the extent to which the estimates may be affected by any known environmental, permitting, legal, title, taxation, sociopolitical, marketing or other relevant factors, please review the 2022 Hycroft TRS.

ITEM 1A. RISK FACTORS
You should carefully review and consider the following risk factors and the other information contained in this 2021 Form 10-K. Investing in our common stock or warrants is speculative and involves a high degree of risk due to the nature of our business and the present stage of exploration and advancement of our mineral properties. We may face additional risks and uncertainties that are not presently known to us, or that we currently deem immaterial, which may also impair our business or financial condition. If any of those risks actually occur, our business, financial condition and results of operations would suffer. The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements. See also Cautionary Statement Regarding Forward-Looking Statements in this 2021 Form 10-K. The following discussion should be read in conjunction with the Company’s consolidated financial statements and notes to the consolidated financial statements included in the Company’s most recent filings with the SEC.
Summary of Risk Factors:
The following list provides a summary our risk factors discussed in further detail below:
Risks related to changes in our operations at the Hycroft Mine, including:
•Risks associated with cessation of mining operations at the Hycroft Mine;
•Uncertainties concerning estimates of mineral resources;
•Risks relating to a lack of a completed pre-feasibility or feasibility study; and
•Risks related to our ability to re-establish commercially feasible mining operations.
Industry-related risks including:
•Fluctuations in the prices of gold and silver;
•Uncertainties relating to the COVID-19 pandemic;
•The intense competition in the recruitment and retention of qualified employees within the mining industry;
•The commercial success of, and risks relating to, our development activities;
•Uncertainties and risks related to our reliance on contractors and consultants;
•Availability and cost of equipment, supplies, energy, or commodities;
•The inherently hazardous nature of mining activities, including environmental risks;
•Potential effects of U.S. federal and state governmental regulations, including environmental regulation and permitting requirements;
•Uncertainties relating to obtaining or retaining approvals and permits from governmental regulatory authorities;
•Cost of compliance with current and future government regulations, including environmental regulations;
•Potential challenges to title in our mineral properties;
•Our insurance may not be adequate to cover all risks associated with our business;
•Risks associated with proposed legislation could significantly increase the cost of mine development on our unpatented mining claims;
•Risks associated with regulations and pending legislation governing issues involving climate change could result in increased costs, which could have a material adverse effect on our business; and
•Changes to the climate and regulations regarding climate change.
Business-related risks including:
•Risks related to our ability to raise capital on favorable terms or at all;
•The loss of key personnel or our failure to attract and retain personnel;
•Risks related to our substantial indebtedness, including operating and financial restrictions under existing indebtedness, cross acceleration and our ability to generate sufficient cash to service our indebtedness;
•Risks related to having sufficient liquidity to service our indebtedness without a material cash flow;

•The costs related to our land reclamation requirements;
•Risks related to technology systems and security breaches;
•Possible litigation as a result of a failure to remediate a material weakness in our internal controls over financial reporting; and
•Risks that our principal stockholders will be able to exert significant influence over matters submitted to stockholders for approval.
Risks related to our common stock and warrants, including:
•Volatility in the price of our common stock and warrants;
•Risks relating to a potential dilution as a result of future equity offerings;
•Risks relating to a short "squeeze" resulting in sudden increases in demand for our common stock;
•Risks relating to information published by third parties about the Company that may not be reliable or accurate;
•Risks associated with changes in interest rates;
•Volatility in the price of our common stock could subject us to securities litigation;
•Risks associated with our current plan not to pay dividends;
•Risks associated with future offerings of senior debt or equity securities;
•Risks related to delisting by Nasdaq;
•Risks warrants may expire worthless and that certain warrants are being accounted for as a liability;
•Anti–takeover provisions could make a third-party acquisition of us difficult; and
•Risks related to limited access to our financial information, as we have elected to take advantage of the disclosure requirement exemptions granted to emerging growth companies and smaller reporting companies.
Risks Related to Changes in Hycroft Mine Operations
We have mineral resources at the Hycroft Mine but they may not be brought into production.
We are not currently conducting commercial mining operations at the Hycroft Mine. There is no certainty that the mineral resources estimated at the Hycroft Mine will be mined or, if mined, processed profitably. We have no specific plans and cannot currently predict when we will be able to bring the Hycroft Mine back into production. The commercial viability of the Hycroft Mine is dependent on a number of factors, including metal prices, the availability of and ability to raise capital for development, government policy and regulation and environmental protection, which are beyond our control. We may not generate commercial-scale revenues until we bring the Hycroft Mine back into production.
The figures for our mineral resources are estimates based on interpretation and assumptions and the properties may yield less mineral production or less profit under actual conditions than is currently estimated.
Unless otherwise indicated, mineral resource figures in our filings with the SEC, press releases and other public statements that may be made from time to time are based upon estimates made by our personnel and independent geologists. These estimates are imprecise and depend upon geologic interpretation and statistical inferences drawn from drilling and sampling analysis, which may prove to be inaccurate. There can be no assurance that mineral resource or other mineralization figures will be accurate or that this mineralization could be mined or processed profitably.
Because we have not completed a feasibility study or recommenced commercial production at the Hycroft Mine, mineral resource estimates for our properties may require adjustments or downward revisions based upon further exploration or advancement work or actual production experience. In addition, the grade of ore ultimately mined, if any, may differ from that indicated by drilling results. There can be no assurance that recovery of minerals in small-scale tests will be duplicated in large-scale tests under on-site conditions or in production scale.
Until mineral resources are mined and processed, the quantity of ore and grades must be considered as an estimate only. In addition, the quantity of mineral resources may vary depending on metal prices, which largely determine whether mineral resources are classified as ore (economic to mine) or waste (uneconomic to mine). Current mineral resource estimates were calculated using sales prices of $1,800 per ounce of gold price and $23.00 per ounce of silver. A material decline in the current price of gold or silver or material changes in our processing methods or cost assumptions could require a reduction in our mineral resource estimates. Any material reductions in estimates of mineral resources, or of our ability to upgrade these mineral resources to mineral reserves and extract these mineral resources, could have a material adverse effect on the our prospects and could restrict our ability to successfully implement our strategies for long-term growth. In addition, we can provide no assurance that gold and silver recoveries experienced in small-scale laboratory tests will be duplicated in larger scale tests under on-site conditions or during production.
We have not completed a feasibility study for the proposed processing method for the Hycroft Mine and actual capital costs, operating costs, production and economic returns may differ significantly from those the Company has anticipated. There are no assurances future advancement activities by the Company, if any, will lead to a favorable feasibility study or profitable mining operations.
We have completed and issued the 2022 Hycroft TRS with an effective date of February 18, 2022 which was prepared in accordance with the Modernization Rules and which replaced the prior 2019 Hycroft TRS, prepared in accordance with the Modernization Rules. The 2022 Hycroft TRS is an Initial Assessment and is not a feasibility study for the Hycroft Mine. Typically a company will not make a production decision until it has completed a feasibility study. Feasibility studies derive estimates of cash operating costs based upon, among other things:
•anticipated tonnage, grades and metallurgical characteristics of the mineral reserves to be mined and processed;
•anticipated recovery rates of gold and other metals from the mineral reserves;
•cash operating costs of comparable facilities and equipment; and
•anticipated climatic conditions and environmental protection measures.
Completing a feasibility study of the Hycroft Mine will require significant additional work and study in order to reduce the range of uncertainty associated with the study’s estimates and conclusions. Cash operating costs, production and economic returns, and other estimates contained in studies or estimates prepared by or for us may differ significantly from those anticipated by us and estimated costs as they are developed if too high may result in further delays or cancellation of advancement at the Hycroft Mine.
There is no certainty that a feasibility study for the Hycroft Mine will be completed or, if completed, that it will result in sufficiently favorable estimates of the economic viability of the Hycroft Mine to justify a construction decision.
We may not be able to successfully re-establish mining operations or profitably produce precious metals.
We currently have no ongoing commercial mining operations or sustaining revenue from the care and maintenance processing operations currently conducted at the Hycroft Mine. Mineral exploration and advancement involves a high degree of risk and few properties that are explored are ultimately developed into producing mines. The future advancement of the Hycroft Mine will require obtaining permits and financing and the construction and operation of the mine, processing plants and related infrastructure. Our ability to establish mining operations or profitably produce precious metals from the Hycroft Mine will be affected by:
•timing and cost, which can be considerable, of the construction of additional mining and processing facilities;
•availability and costs of skilled labor and mining equipment;
•availability and cost of appropriate smelting and/or refining arrangements;
•need to obtain necessary additional environmental and other governmental approvals and permits, and the timing of those approvals and permits;
•availability of funds to finance equipment purchases, construction and advancement activities;
•management of an increased workforce and co-ordination of contractors;
•potential opposition from non-governmental organizations, environmental groups, or local groups which may delay or prevent advancement activities; and
•potential increases in construction and operating costs due to changes in the cost of fuel, power, labor, materials and supplies and foreign exchange rates.

It is common in new mining operations to experience unexpected problems and delays during advancement, construction, start-up commissioning, and transition to commercial operations. In addition, delays in the commencement of mineral production often occur. Accordingly, there are no assurances that, if we decide to initiate construction or mining activities, that we will be able to successfully establish mining operations or profitably produce gold and silver at the Hycroft Mine.
Industry-Related Risks
The market prices of gold and silver are volatile. A decline in gold and silver prices could result in decreased revenues, decreased net income, increased losses and decreased cash inflows which may negatively affect our business.
Gold and silver are commodities. Their prices fluctuate and are affected by many factors beyond our control, including interest rates, expectations regarding inflation, speculation, currency values, central bank activities, governmental decisions regarding the disposal of precious metals stockpiles, global and regional demand and production, political and economic conditions and other factors. The prices of gold and silver, as quoted by The London Bullion Market Association on March 25, 2022, December 31, 2021 and December 31, 2020, were $1,954, $1,820 and $1,891 per ounce for gold, respectively, and $25.62, $23.09 and $26.49 per ounce for silver, respectively. The prices of gold and silver may decline in the future. A substantial or extended decline in gold or silver prices would adversely impact our financial position, revenues, net income and cash flows, particularly in light of our current strategy of not engaging in hedging transactions with respect to gold or silver. In addition, sustained lower gold or silver prices may adversely affect our business, including:
•halt, delay, modify, or cancel plans for the mining of oxide, transitional, and sulfide ores or the development of new and existing projects;
•reduce existing mineral resources by removing ores from mineral resources that can no longer be economically processed at prevailing prices; and
•cause us to recognize an impairment to the carrying values of long-lived assets.
The COVID-19 pandemic may adversely impact our business and financial condition.
The COVID-19 pandemic has caused, and is expected to continue to cause, disruptions in regional economies and the world economy and financial and commodity markets in general. The transmission of COVID-19 and efforts to contain its spread have resulted in international, national and local border closings, travel restrictions, significant disruptions to business operations, supply chains and customer activity and demand, service cancellations, workforce reductions and other changes, significant challenges in healthcare service provision and delivery, mandated closures and quarantines, as well as considerable general concern and uncertainty, all of which have negatively affected the economic environment and may in the future have further and larger impacts. The full extent of the impact of the pandemic on the economy and commodity prices, including gold and silver prices, is not known at this time and it is not known what measures will be implemented by governmental authorities in the future and how long these measures, or the measures currently in effect, will be in place. The COVID-19 global pandemic and efforts to reduce its spread have led to a significant decline of economic activity and significant disruption and volatility in global markets. Additionally, COVID-19 has disrupted the capital markets world-wide and commodity prices, including gold prices, and we may be unable to complete future capital raising transactions if continued concerns relating to COVID-19 cause further significant market disruptions. We cannot at this time predict the duration of the coronavirus pandemic or the impact of government regulations that might be imposed in response of the pandemic; however, the coronavirus pandemic may have a material adverse effect on our business, financial position, results of operations and cash flows.
We face intense competition in the recruitment and retention of qualified employees.
The mining industry is intensely competitive for employees and includes several large established mining companies with substantial mining capabilities and with greater financial and technical resources than ours. We compete with other mining companies in the recruitment and retention of qualified managerial and technical employees. If we are unable to successfully attract and retain qualified employees, our development programs and/or our operations may be slowed down or suspended, which may adversely impact our development, financial condition and results of operations.
We cannot be certain that our future development activities will be commercially successful.
Substantial expenditures are required to construct and operate the Hycroft Mine including additional equipment and infrastructure such as is typically seen in a milling and Acid POX plant to allow for extraction of gold and silver from the sulfide mineral resource, to further develop our Hycroft Mine to establish mineral reserves and identify new mineral resources through drilling and analysis. In 2022, we expect to continue to advance the Acid POX evaluation reflected in the Initial

Assessment in the 2022 Hycroft TRS. In conjunction with that Initial Assessment, we intend to focus much of our technical efforts for 2022 on, among other things, (1) completing metallurgical testing including bench top autoclave tests and review the results thereof; (2) reviewing historical drilling data in the drillhole database to identify areas of potential underestimated silver and improve where applicable through rerunning available pulps; (3) follow-up on higher grades encountered during the 2021 drill program to improve overall grade of mineral resources; (4) assessing the potential to convert material currently considered waste and upgrade inferred material to a higher resource classification in the designed pits through a drill program and initiate said program. We cannot provide any assurance that an economic process can be developed for the sulfide mineral resource using Acid POX or other similar sulfide extraction processes, that any mineral resources discovered will be in sufficient quantities and grades to justify commercial operations or that the funds required for development can be obtained on a timely or economic basis.
A number of factors, including costs, actual mineralization, consistency and reliability of ore grades and commodity and reagent quantities and prices affect successful project development. The efficient operation of processing facilities, the existence of competent operational management, as well as the availability and reliability of appropriately skilled and experienced consultants also can affect successful project development. We can provide no assurance that the development and advancement of the Hycroft Mine sulfide processing operations will result in economically viable mining operations.
Our reliance on third-party contractors and consultants to conduct our exploration and development projects exposes us to risks.
In connection with the exploration and development of the Hycroft Mine, we contract and engage third party contractors and consultants to assist with aspects of such projects. As a result, we are subject to a number of risks, some of which are outside our control, including:
•negotiating agreements with contractors and consultants on acceptable terms;
•the inability to replace a contractor or consultant and their operating equipment in the event that either party terminates the agreement;
•reduced control over those aspects of exploration or development operations which are the responsibility of the contractor or consultant;
•failure of a contractor or consultant to perform under their agreement or disputes relative to their performance;
•interruption of exploration or development operations or increased costs in the event that a contractor or consultant ceases their business due to insolvency or other unforeseen events;
•failure of a contractor or consultant to comply with applicable legal and regulatory requirements, to the extent they are responsible for such compliance; and
•problems of a contractor or consultant with managing their workforce, labor unrest or other employment issues.
In addition, we may incur liability to third parties as a result of the actions of our contractors or consultants. The occurrence of one or more of these risks could increase our costs, interrupt or delay our exploration or development activities or our ability to access our ores, and adversely affect our liquidity, results of operations and financial position.
A shortage of equipment and supplies and/or the time it takes such items to arrive at our Hycroft Mine could adversely affect our ability to operate our business.
We are dependent on various supplies and equipment to engage in exploration and development activities. The shortage of such supplies, equipment and parts and/or the time it takes such items to arrive at our Hycroft Mine could have a material adverse effect on our ability to explore and develop the Hycroft Mine. Such shortages could also result in increased costs and cause delays in exploration and development projects.
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
•mechanical equipment failure and facility performance problems; and
•availability of skilled labor, critical materials, equipment, reagents, and consumable items.
These occurrences could result in damage to, or destruction of, our properties or production facilities, personal injury or death, environmental damage, delays in future mining or processing, increased future production costs, asset write downs, monetary losses and legal liability, any of which could have a material adverse effect on our future development plans and ability to raise additional capital.
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
We are subject to numerous governmental permits that are difficult to obtain and we may not be able to obtain or renew all of the permits we require, or such permits may not be timely obtained or renewed.
In the ordinary course of business we are required to obtain and renew governmental permits for our current limited operations at the Hycroft Mine. We will also need additional governmental permits to accomplish our long-term plans to mine sulfide ores under plans yet to be developed. Obtaining or renewing the necessary governmental permits is a complex and time-consuming process involving costly undertakings by us. The duration and success of our efforts to obtain and renew permits are contingent upon many variables not within our control, including the interpretation of applicable requirements implemented by the permitting authority and intervention by third parties in any required environmental review. We may not be able to obtain or renew permits that are necessary on a timely basis or at all, and the cost to obtain or renew permits may exceed our estimates. Failure to comply with the terms of our permits may result in injunctions, fines, suspension or revocation of permits and other penalties. We can provide no assurance that we have been, or will at all times be, in full compliance with all of the terms of our permits or that we have all required permits. The costs and delays associated with compliance with these permits and with the permitting process could alter all or a portion of any mine plan we may propose in the future, delay or stop us from proceeding with the development of the Hycroft Mine or increase the costs of development or production, any or all of which may materially adversely affect our business, prospects, results of operations, financial condition and liquidity.

Failure to comply with environmental regulations could result in penalties and costs.
While the Hycroft Mine is not conducting active mining operations, our facilities and prior operations have been and are, and our future development plans may continue to be, subject to extensive federal and state environmental regulation, including those enacted under the following laws:
•Comprehensive Environmental Response, Compensation, and Liability Act;
•Resource Conservation and Recovery Act;

•Clean Air Act;
•National Environmental Policy Act;
•Clean Water Act;
•Safe Drinking Water Act;
•Federal Land Policy and Land Management Act of 1976; and
•Bald and Golden Eagle Protection Act;
Additional regulatory authorities may also have or have had jurisdiction over some of our operations and mining projects including the Environmental Protection Agency, the Nevada Division of Environmental Protection, the U.S. Fish and Wildlife Service, BLM, and the Nevada Department of Wildlife.
These environmental regulations require us to obtain various permits, approvals and licenses and also impose standards and controls relating to development and production activities. For instance, we are required to hold a Nevada Reclamation Permit with respect to the Hycroft Mine. This permit mandates concurrent and post-mining reclamation of mines and requires the posting of reclamation bonds sufficient to guarantee the cost of mine reclamation. Changes to the amount required to be posted for reclamation bonds could materially affect our financial position, results of operations, cash flows and liquidity. Also, the U.S. Fish and Wildlife Service may designate critical habitat and suitable habitat areas it believes are necessary for survival of a threatened or endangered species. A critical habitat or suitable habitat designation could result in further material restrictions to land use and may materially delay or prohibit land access for our development. For example, we had to obtain certain permits associated with mining in the area of an eagle habitat. Failure to obtain such required permits or failure to comply with federal and state regulations could also result in delays in beginning or expanding exploration, future operations, incurring additional costs for investigation or cleanup of hazardous substances, payment of penalties for non-compliance or discharge of pollutants, and post-mining closure, reclamation and bonding, all of which could have a material adverse impact on our financial performance, results of operations and liquidity.
Compliance with current and future government regulations may cause us to incur significant costs.
Mining operations are subject to extensive federal and state legislation governing matters such as mine safety, occupational health, labor standards, prospecting, exploration, production, exports, toxic and hazardous substances, explosives, management of natural resources, land use, water use, air emissions, waste disposal, environmental review and taxes. While we have ceased operations at the Hycroft Mine, continued compliance with these regulations and other legislation relating to our obligations with respect to the Hycroft Mine and its future development could require us to make significant financial outlays to comply with these laws. The enactment of new legislation or more stringent enforcement of current legislation may also increase these costs, which could have a negative effect on our financial position, results of operations, and liquidity. We cannot provide any assurances that we will be able to adapt to these regulatory developments on a timely or cost-effective basis. Violations of these laws, regulations and other regulatory requirements could lead to substantial fines, penalties or other sanctions, including possible shutdown of future operations, as applicable.
There are uncertainties as to title matters in the mining industry. Any defects in such title could cause us to lose our rights in mineral properties and jeopardize our business.
Our mineral properties consist of private mineral rights, leases covering private lands, leases of patented mining claims and unpatented mining claims. Areas of the Hycroft Mine are unpatented mining claims located on lands administered by the BLM Nevada State office to which we have only possessory title. Because title to unpatented mining claims is subject to inherent uncertainties, it is difficult to determine conclusively ownership of such claims. These uncertainties relate to such things as sufficiency of mineral discovery, proper location and posting and marking of boundaries, and possible conflicts with other claims not determinable from descriptions of record. We believe a substantial portion of all mineral exploration, development and mining in the United States now occurs on unpatented mining claims, and this uncertainty is inherent in the mining industry.
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
There may be challenges to title to the mineral properties in which we hold a material interest. If there are title defects with respect to any properties, we might be required to compensate other persons or perhaps reduce our interest in the affected property. Also, in any such case, the investigation and resolution of title issues would divert our management’s time from ongoing business operations.
Our insurance may not cover all of the risks associated with our business.
The mining business is subject to risks and hazards, including, but not limited to, environmental hazards, industrial accidents, the encountering of unusual or unexpected geological formations, slide-ins, flooding, earthquakes and periodic interruptions due to inclement or hazardous weather conditions. These occurrences could result in damage to, or destruction of, mineral properties, equipment or facilities, personal injury or death, environmental damage, asset write-downs, monetary losses and possible legal liability. Insurance fully covering many of these risks is not generally available to us and if it is, we may elect not to obtain it because of the high premium costs or commercial impracticality. Any liabilities incurred for these risks and hazards could be significant and could materially and adversely affect our results of operations, cash flows and financial condition.
Legislation has been proposed periodically that could, if enacted, significantly affect the cost of mine development on our unpatented mining claims.
Members of the U.S. Congress have periodically introduced bills which would supplant or alter the provisions of the Mining Law of 1872. Such bills have proposed, among other things, to either eliminate or greatly limit the right to a mineral patent and to impose a federal royalty on production from unpatented mining claims. Such proposed legislation could change the cost of holding unpatented mining claims and could significantly impact our ability to develop mineralized material on unpatented mining claims. A majority of our mining claims are unpatented claims. Although we cannot predict what legislated royalties might be, the enactment of these proposed bills could adversely affect the potential for development of our unpatented mining claims and the economics of any future mine operations on federal unpatented mining claims. Passage of such legislation could adversely affect our financial performance and results of operations.
Regulations and pending legislation governing issues involving climate change could result in increased operating costs, which could have a material adverse effect on our business.
A number of governments or governmental bodies have introduced or are contemplating regulatory changes in response to various climate change interest groups and the potential impact of climate change. Legislation and increased regulation regarding climate change could materially increase our costs, and the costs of our suppliers, for further exploration and development of the Hycroft Mine, including costs related to increased energy requirements, capital equipment, environmental monitoring and reporting and other costs to comply with such regulations. Any adopted future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such regulations. Given the emotion, political significance and uncertainty around the impact of climate change and how it should be dealt with, we cannot predict how legislation and regulation will affect our financial condition, operating performance and ability to compete. Furthermore, even without such regulation, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change by us or other companies in our industry could harm our reputation.
Climate change could have an adverse impact on our cost of operations.
The potential physical impacts of climate change on our development activities or future operations are highly uncertain and would be particular to the area in which we operate. These climate changes may include changes in rainfall and storm patterns and intensities, water shortages and changing temperatures. These changes in climate could adversely affect our mining operations, including by affecting the moisture levels and pH of ore on our leach pads, could materially and adversely affect the cost to construct and operate the Hycroft Mine and materially and adversely affect the financial performance of our operations.

Business-Related Risks
We will need to raise additional capital, but such capital may not be available on favorable terms or at all.
The exploration and development of our Hycroft Mine for mining and processing our mineral resources will require significant investment. Failure to obtain sufficient financing may result in the delay or indefinite postponement of exploration, development or production at the Hycroft Mine. The covenants in the Sprott Credit Agreement could significantly limit our ability to secure new or additional credit facilities, increase our cost of borrowing, and make it difficult or impossible to raise additional capital on favorable terms or at all.
Our primary future cash requirements for 2022 will be to fund working capital needs, capital and project expenditures, satisfying debt service required under the Sprott Credit Agreement, and other corporate expenses so that we can continue to develop the Hycroft Mine by conducting targeted exploration and completing the necessary technical studies to determine the likely timeline to bring the sulfide mineral resources into commercial scale operation. As of December 31, 2021 we had cash of $12.3 million and we have since raised approximately $194.4 million in gross proceeds from a private placement of our equity securities and from an "at-the-market" public equity offering of our common stock. You are cautioned that management’s expectations regarding our liquidity and capital resources are based on a number of assumptions that we believe are reasonable but could prove to be incorrect. For example, our expectations are based on assumptions regarding commodity prices, gold and silver recovery percentages and rates, production estimates, anticipated costs and other factors that are subject to a number of risks, many of which are beyond our control. If our assumptions prove to be incorrect, we may require additional financing sooner than we expect to continue to operate our business, which may not be available on favorable terms or at all and which could have a material adverse effect on our results of operations, financial condition and liquidity.
If we lose key personnel or are unable to attract and retain additional personnel, we may be unable to develop our business.
Our development in the future will be highly dependent on the efforts of key management employees, specifically, Diane Garrett, our President and Chief Executive Officer, Stanton Rideout, our Executive Vice President and Chief Financial Officer, and other key employees that we may hire in the future. We will need to recruit and retain other qualified managerial and technical employees to build and maintain our operations. If we are unable to successfully recruit and retain such persons, our development and growth could be significantly curtailed.
The Sprott Credit Agreement imposes significant operating and financial restrictions that may limit our ability to operate our business.
The Sprott Credit Agreement imposes significant operating and financial restrictions on us and our restricted subsidiaries. These restrictions limit our ability and the ability of our restricted subsidiaries to, among other things, as applicable:
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
In addition, the Sprott Credit Agreement requires us to comply with a number of customary covenants, including:
•covenants related to the delivery of monthly, quarterly and annual consolidated financial statements, budgets and annual projections;
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
We have received several waivers to date from covenant obligations under the Sprott Credit Agreement. We cannot assure you that we will satisfy these covenants or that our lenders will continue to waive any future failure to do so. A breach of any of the covenants under the Sprott Credit Agreement could result in a default. See Note 10 - Debt, Net and Note 25 - Subsequent Events to the Consolidated Financial Statements for further information. If a default occurs under the Sprott Credit Agreement and/or the Royalty Agreement among the Company, our wholly owned subsidiary Hycroft Resources and Development, LLC and Sprott Private Resource Lending II (CO) Inc., (the “Sprott Royalty Agreement”), the lenders could elect to declare the debt, together with accrued interest and other fees, to be immediately due and payable and proceed against the collateral securing that debt, which, in the case of the Sprott Credit Agreement and the Sprott Royalty Agreement, constitutes all or substantially all of our assets.
Our substantial indebtedness could adversely affect our financial condition.
As of December 31, 2021, we had substantial outstanding indebtedness under the Sprott Credit Agreement and the Subordinated Notes. Subject to the limits and terms contained in the Sprott Credit Agreement, if we are able to incur additional debt or grant additional security interests from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes, then the risks related to our high level of debt could intensify. Our high level of debt and royalty payment obligations could:
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
Any default under the agreements governing our indebtedness that is not waived by the required lenders or holders of such indebtedness, and the remedies sought by the holders of such indebtedness, could prevent us from paying principal, premium, if any, and interest on other debt instruments. If we are unable to generate sufficient cash flow or are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness and royalty payment obligations, or if we otherwise fail to comply with the various covenants in any agreement governing our indebtedness, we would be in default under the terms of the agreements governing such indebtedness and other indebtedness under the cross- default and cross-acceleration provisions of such agreements. In the event of such default:
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
We may not have sufficient cash or we may not be able to generate sufficient cash to service our outstanding indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
Our ability to make scheduled payments on our debt and royalty obligations or refinance our debt obligations (if necessary) depends on our financial condition, which is subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control, including the market prices of gold and silver. We may be unable to maintain a level of cash flow sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness and our royalty obligations.
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
We are dependent upon information technology systems in the conduct of our operations. Our information technology systems are subject to disruption, damage or failure from a variety of sources, including, without limitation, computer viruses, security breaches, cyber-attacks, natural disasters and defects in design. Cybersecurity incidents, in particular, are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in systems, extortion to prevent or the unauthorized release of confidential or otherwise protected information and the corruption of data. Given the unpredictability of the timing, nature and scope of information technology disruptions, we could potentially be subject to operational downtimes, operational delays, extortion, the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, other manipulation or improper use of our systems and networks or financial losses from remedial actions, any of which could have a material adverse effect on our cash flows, financial condition or results of operations.
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
We identified a material weakness in our internal control over financial reporting and determined that our disclosure controls and procedures were ineffective which, if not remediated, may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.
In connection with the restatement of our consolidated financial statements on Form 10-K/A for the year ended December 31, 2020, management concluded there was a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements would not be prevented or detected on a timely basis.
Management identified a material weakness in our controls over the accounting for the 5-Year Private Warrants issued in connection with the initial public offering of MUDS and recorded to our consolidated financial statements as a result of the Recapitalization Transaction that was consummated on May 29, 2020. Our controls to evaluate the accounting for complex financial instruments, such as for warrants issued by MUDS, did not operate effectively to appropriately apply the provisions of ASC 815-40. This material weakness resulted in a material error in our accounting for the 5-Year Private Warrants recorded as part of the Recapitalization Transaction and a restatement of our previously issued consolidated financial statements as more fully described in Note 25 - Restatement of Previously Issued Audited Financial Statements to the Notes to Consolidated Financial Statements set forth in our Annual Report on Form 10-K/A for the year ended December 31, 2020. As a result, Management concluded that, as of December 31, 2020, our internal control over financial reporting and our disclosure controls and procedures were not effective.
To remediate the material weakness in our internal control over financial reporting, management implemented additional review procedures, and additional training and enhancements to the accounting policy related to the accounting for equity and liability instruments (including those with warrants) to determine proper accounting in accordance with GAAP.
Although our remediation plan has been implemented and completed as of the filing date of this 2021 Form 10-K, the material weakness cannot be considered remediated until the controls operate for a sufficient period and management has concluded, through testing, that our internal controls are operating effectively. While management believes that the remedial efforts will resolve the identified material weakness, there is no assurance that management’s remedial efforts conducted to date will be sufficient or that additional remedial actions will not be necessary. In addition, there can be no assurance that additional material weaknesses will not be identified in the future. If we are unsuccessful in remediating our existing or any future material weaknesses or other deficiencies in our internal control over financial reporting or disclosure controls and procedures, investors may lose confidence in our financial reporting and the accuracy and timing of our financial reporting and disclosures and our business, reputation, results of operations, liquidity, financial condition, ability to access the capital markets, perceptions of our creditworthiness, and stock price could be adversely affected. In addition, we may be unable to maintain or regain compliance with applicable securities laws or stock market listing requirements.
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
As of March 31, 2022, Mudrick Capital Management LP, (“Mudrick Capital”), 2176423 Ontario Limited, an entity affiliated with Eric Sprott (“Eric Sprott”) and American Multi-Cinema, Inc. (“AMC”) owned approximately 12.4%, 11.9% and 11.9% of our outstanding voting securities, respectively, and have the right to acquire 13,308,529, 23,408,240 and 23,408,240 additional shares of common stock, respectively, upon the exercise of warrants held by them. Because of their significant stockholdings, each of Mudrick Capital, Eric Sprott and AMC could exert significant influence in determining the outcome of corporate actions requiring stockholder approval and otherwise influence our business. This influence could have the effect of delaying or preventing a change in control of the Company or entrenching management or the Board of Directors, which could conflict with the interests of other stockholders and, consequently, could adversely affect the market price of our common stock.
Risks related to our Common Stock and Warrants
The market prices and trading volume of shares of our common stock have recently experienced, and may continue to experience, extreme volatility, which could cause purchasers of our common stock to incur substantial losses.
The market prices and trading volume of shares of our common stock have recently experienced, and may continue to experience, extreme volatility, which could cause purchasers of our common stock to incur substantial losses. For example, during 2022 to March 29, 2022, the market price of our common stock has fluctuated from an intra-day low of $0.284 per share on March 2, 2022 to an intra-day high of $3.10 on March 29, 2022, and the last recorded sales price of our common stock on Nasdaq on March 29, 2022, was $2.59 per share.
•During 2022 to March 29, 2022, daily trading volume ranged from approximately 78,900 to 385,302,700 shares. Within the month, the market price of our common stock has fluctuated from an intra-day low of $0.288 on March 3, 2022 to an intra-day high of $3.10 on March 29, 2022.
•We believe that the recent volatility and our current market prices may reflect market and trading dynamics unrelated to our underlying business, or macro or industry fundamentals, and we do not know how long these dynamics will last. Under the circumstances, we caution you against investing in our common stock, unless you are prepared to incur the risk of losing all or a substantial portion of your investment.
•Extreme fluctuations in the market price of our common stock have been accompanied by reports of strong and atypical retail investor interest, including on social media and online forums. The market volatility and trading patterns we have experienced create several risks for investors, including the following:
◦the market price of our common stock has experienced and may continue to experience rapid and substantial increase or decreases unrelated to our financial performance or prospects, or macro or industry fundamentals, and substantial increases may be significantly inconsistent with the risks and uncertainties that we continue to face;
◦factors in the public trading market for our common stock include the sentiment of retail investors (including as may be expressed on financial trading and other social media sites and online forums), the direct access by retail investors to broadly available trading platforms, the amount and status of short interest in our securities, access to margin debt, trading in options and other derivatives on our common stock and any related hedging and other trading factors;
◦our market capitalization, as implied by various trading prices, currently reflects valuations that diverge significantly from those seen prior to recent volatility, and to the extent these valuations reflect trading dynamics unrelated to our financial performance or prospects, purchasers of our common stock could incur substantial losses if there are declines in market prices driven by a return to earlier valuations; and

◦to the extent volatility in our common stock is caused, as has widely been reported, by a “short squeeze” in which coordinated trading activity causes a spike in the market price of our common stock as traders with a short position make market purchases to avoid or to mitigate potential losses, investors purchase at inflated prices unrelated to our financial performance or prospects, and may thereafter suffer substantial losses as prices decline once the level of short-covering purchases has abated.
The market price of our shares of common stock and publicly-traded warrants may fluctuate widely.
The trading price of our common stock and warrants listed for trading may fluctuate substantially and may be lower than their current prices. The market prices and trading volume of shares of our common stock have recently experienced, and may continue to experience, extreme volatility, which could cause purchasers of our common stock to incur substantial losses. We may continue to incur rapid and substantial increases or decreases in our stock price in the foreseeable future that may not coincide in timing with the disclosure of news or developments by or affecting us. Accordingly, the market price of shares of our common stock may fluctuate dramatically, and may decline rapidly, regardless of any developments in our business. Overall, there are various factors, many of which are beyond our control, that could negatively affect the market price of our common stock or result in fluctuations in the price or trading volume of our common stock, including:
•publication of research reports by analysts or others about us or the precious metals market, which may be unfavorable, inaccurate, inconsistent or not disseminated on a regular basis;
•changes in market interest rates that may cause purchasers of shares of our common stock to demand a different yield;
•changes in market valuations of similar companies;
•market reaction to any additional equity, debt or other securities that we may issue in the future, and which may or may not dilute the holdings of our existing stockholders;
•actual or anticipated variations in our annual or quarterly results of operations;
•additions or departures of key personnel or Board of Directors members;
•actions by institutional or significant stockholders;
•short interest in our stock and the market response to such short interest;
•the dramatic increase in the number of individual holders of our stock and their participation in social media platforms targeted at speculative investing;
•speculation in the press or investment community about our company or industry;
•strategic actions by us or our competitors, such as acquisitions or other investments;
•the ongoing impacts and developments relating to the COVID-19 pandemic;
•legislative, administrative, regulatory or other actions affecting our business, our industry;
•investigations, proceedings, or litigation that involve or affect us;
•general market, economic and political conditions, such reductions in precious metals prices, increases in fuel and other commodity prices used in the operation of our business, currency fluctuations and acts of war or terrorism.
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
You may experience dilution as a result of future equity offerings.
On March 14, 2022, we entered into definitive agreements to issue 46,816,480 Units in a private placement, with each Unit consisting of one share of the Company’s Class A common stock, par value $0.0001 per share and one warrant to purchase a share of Common Stock. In addition, we conducted an “at-the-market” registered public offering in which we sold 89,553,602 additional shares of our common stock. The private placement and the "at-the-market' registered public offering substantially increased the number of our issued and outstanding shares of common stock. In the future, we may issue additional shares of our common stock to raise cash to bolster our liquidity, to pay indebtedness, for working capital, to finance strategic initiatives and future acquisitions or for other purposes. We may also issue securities convertible into, or exchangeable for, or that represent the right to receive, shares of our common stock. We may also acquire interests in other companies or other assets by using a combination of cash and shares of our common stock or just shares of our common stock. We may sell shares or other securities in any other offering at a price per share that is less than the prices per share paid by investors, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders. The price per share at which we sell additional shares of our common stock, or securities convertible into, exercisable or exchangeable for shares of our common stock, in future transactions may be higher or lower than the prices per share paid by investors. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Any of these events may dilute the ownership interests of current stockholders, reduce our earnings per share or have an adverse effect on the price of shares of our common stock. Further, sales of substantial amounts of our common stock, or the perception that these sales could occur, could have a material adverse effect on the price of our common stock.
A “short squeeze” due to a sudden increase in demand for shares of our common stock that largely exceeds supply and/or focused investor trading in anticipation of a potential short squeeze have led to, may be currently leading to, and could again lead to, extreme price volatility in shares of our common stock.
Investors may purchase shares of our common stock to hedge existing exposure or to speculate on the price of our common stock. Speculation on the price of our common stock may involve long and short exposures. To the extent aggregate short exposure exceeds the number of shares of our common stock available for purchase on the open market, investors with short exposure may have to pay a premium to repurchase shares of our common stock for delivery to lenders of our common stock. Those repurchases may, in turn, dramatically increase the price of shares of our common stock until additional shares of our common stock are available for trading or borrowing. This is often referred to as a “short squeeze.” With the recent substantial increase in volume of our shares being traded and trading price, the proportion of our common stock that may be traded in the future by short sellers may increase the likelihood that our common stock will be the target of a short squeeze, and there is wide spread speculation that our current trading price is the result of a short squeeze. A short squeeze and/or focused investor trading in anticipation of a short squeeze have led to, may be currently leading to, and could again lead to volatile price movements in shares of our common stock that may be unrelated or disproportionate to our financial performance or prospects and, once investors purchase the shares of our common stock necessary to cover their short positions, or if investors no longer believe a short squeeze is viable, the price of our common stock may rapidly decline. Investors that purchase shares of our common stock during a short squeeze may lose a significant portion of their investment. Under the circumstances, we caution you against investing in our common stock, unless you are prepared to incur the risk of losing all or a substantial portion of your investment.
Information available in public media that is published by third parties, including blogs, articles, online forums, message boards and social and other media may include statements not attributable to the Company and may not be reliable or accurate.
We have received, and may continue to receive, a high degree of media coverage that is published or otherwise disseminated by third parties, including blogs, articles, online forums, message boards and social and other media. This includes coverage that is not attributable to statements made by our directors, officers or employees. You should read carefully, evaluate and rely only on the information contained in documents filed with the SEC in determining whether to purchase shares of our common stock. Information provided by third parties may not be reliable or accurate and could materially impact the trading price of our common stock which could cause losses to your investments.
Increases in market interest rates may cause potential investors to seek higher returns and therefore reduce demand for our common stock, which could result in a decline in our stock price.
One of the factors that may influence the price of our common stock is the return on our common stock (i.e., the amount of distributions as a percentage of the price of our common stock) relative to market interest rates. An increase in market interest rates, which are currently at low levels relative to historical rates, may lead prospective purchasers of our common stock to expect a return, which we may be unable or choose not to provide. Further, higher interest rates would likely increase our borrowing costs and potentially decrease the cash available. Thus, higher market interest rates could cause the market price of our common stock to decline.
Volatility in the price of our common stock may subject us to securities litigation.
As discussed above, the market for our common stock has been characterized recently by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

We do not anticipate paying dividends on our common stock in the foreseeable future.
We currently plan to invest all available funds and future cash flows, if any, in the development and growth of our business. We have never paid dividends on our common stock and currently have no plans to do so. Our debt agreements contain provisions that restrict our ability to pay dividends. As a result, a rise in the market price of our common stock, which is uncertain and unpredictable, will be your sole source of potential gain in the foreseeable future and you should not rely on an investment in our common stock for dividend income.
Future offerings of debt, which would be senior to our common stock upon liquidation, and/or preferred equity securities, which may be senior to our common stock for purposes of distributions or upon liquidation, could adversely affect the market price of our common stock.
In the future, we may attempt to increase our capital resources by making additional offerings of debt or preferred equity securities, including convertible or non-convertible senior or subordinated notes, convertible or non-convertible preferred stock, medium-term notes and trust preferred securities. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive distributions of our available assets prior to the holders of our common stock. In addition, any preferred stock we may issue could have a preference on liquidating distributions or a preference on distribution payments that could limit our ability to make a distribution to the holders of our common stock. Since our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the market price of our common stock.
We may receive a delisting notice from the Nasdaq Stock Market and our common stock and warrants could be delisted from trading unless our common stock price trades above $1.00 per share.
On December 29, 2021, we received a written notice from the Listing Qualifications department of The Nasdaq Stock Market (“Nasdaq”) indicating that we were not in compliance with the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) (the "Listing Rule) for continued listing on the Nasdaq Capital Market. On March 24, 2022, Nasdaq informed us that we had resolved our deficiency and regained compliance with this rule. We can provide no assurance that the trading price of our common stock will not fall below $1.00 per share for a period of 30 consecutive trading days and that we will not receive another notice that we were not in compliance with the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on the Nasdaq Capital Market or that we will be able to regain compliance with the minimum bid price requirement, even if we maintain compliance with the other listing requirements.
There is no guarantee that our outstanding public warrants will ever be in the money, and they may expire worthless.
We have 34,289,898 publicly traded warrants outstanding that entitle holders to purchase one share of our common stock at an exercise price of $11.50 per share for a period of five years from the Recapitalization Transaction. On October 6, 2020, we issued 9,583,334 units in an underwritten public offering at an offering price to of $9.00 per unit, with each unit consisting of one share of our common stock and one warrant to purchase one share of our common stock at an exercise price of $10.50 per share.
Additionally, we assumed the obligations and liabilities under that certain warrant agreement, dated as of October 22, 2015, by and between Seller and Computershare Inc., a Delaware corporation, and its wholly owned subsidiary Computershare Trust Company, N.A., a federally chartered trust company, collectively as initial warrant agent; and Continental Stock Transfer & Trust Company, LLC was named as the successor warrant agent (the “Seller Warrant Agreement”). Pursuant to the assumption of the Seller Warrant Agreement, the warrants issued thereunder (the “Seller Warrants”) became exercisable into shares of our common stock. The Seller Warrants will expire by the terms on October 22, 2022. As of March 14, 2022, the exercise price for the Seller Warrants was $40.31 per share of our common stock.
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
In addition to other securities, warrants to purchase shares of the Company’s common stock were issued in a private placement to the SPAC sponsor and underwriter (the “5 Year Private Warrants”) in the aggregate amount of 7,740,000 shares of our common stock at an exercise price of $11.50 per share on May 29, 2020, and concurrently with the closing of the

Recapitalization Transaction, as part of a forward purchase unit offering, the Company issued an additional 2,500,000 5-Year Private Warrants to the SPAC sponsor at an exercise price of $11.50 per share.
We have determined that the 5-Year Private Warrants are a liability that is marked-to-market with the non-cash fair value adjustments recorded in earnings at each reporting period. Changes in the trading price of our common stock and the fair value of the 5-Year Private Warrants could result in significant volatility in our warrant liability and our net income (loss) in our Consolidated Statements of Operations.
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
We are an “emerging growth company” and a “smaller reporting company,” and the reduced disclosure requirements applicable to us as such may make our common stock less attractive to our stockholders.
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
In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as we qualify as an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our sole property is the Hycroft Mine. The Hycroft Mine is an existing gold and silver operation located 54 miles west of Winnemucca in Humboldt County and Pershing County, Nevada, as shown in the map below. The Hycroft Mine is accessible via Nevada State Route 49 (Jungo Road), an all-weather, unpaved road that is maintained by Humboldt County and Hycroft. A major east–west railway runs immediately adjacent to the property.
The Hycroft Mine straddles Townships 34, 35, 35½ and 36 North and Ranges 28, 29 and 30 East (MDB&M) with an approximate latitude 40°52’ north and longitude 118°41’ west. The mine is situated on the western flank of the Kamma Mountains on the eastern edge of the Black Rock Desert.
The Hycroft Mine consists of 30 private parcels with patented claims that comprise approximately 1,912 acres, and 3,247 unpatented mining claims that encompass approximately 68,759 acres. The combined patented and unpatented claims comprise approximately 70,671 acres. The mining claims are comprised of two primary properties, Crofoot and Lewis. The Crofoot and Lewis properties together include approximately 11,829 acres. The Crofoot property covers approximately 3,500 acres and is virtually surrounded by the 8,400 acres of the Lewis property.
Existing facilities on-site include two administration buildings, a mobile maintenance shop, a light vehicle maintenance shop, a warehouse, three (3) Heap Leach Pads – Crofoot, North, and Brimstone, primary, secondary and tertiary crushing systems, two Merrill-Crowe process plants and a refinery. It is considered that existing components of the mine property would be utilized for future development. The Hycroft Mine operates under permit authorizations from the BLM, Nevada Department Environmental Protection ("NDEP"), Nevada Department Of Wildlife ("NDOW"), Nevada Department of Water Resources ("NDWR") and County agencies.

Hycroft Technical Report Summary
In February 2022, the Company, along with its third-party consultants, completed and filed the 2022 Hycroft TRS prepared in accordance with the Modernization Rules. The 2022 Hycroft TRS provides an Initial Assessment of the mineral resource estimate utilizing a milling and Acid POX process for sulfide mineralization and heap leaching process for oxide and transition mineralization. As a result of the milling and Acid POX process presented in the 2022 Hycroft TRS, as compared to the novel two-step oxidation and heap leach process in the 2019 Hycroft TRS prepared in accordance with the requirements of the Modernization Rules, and the associated fundamental changes to the assumptions underlying the 2019 Hycroft TRS, the 2022 Hycroft TRS supersedes and replaces the 2019 Hycroft TRS and the 2019 Hycroft TRS and information from such 2019 Hycroft TRS should no longer be relied upon. In addition, please see the sections entitled “Cautionary Note to U.S. Investors Regarding Mineral Resources”, “Cautionary Note Regarding Forward-Looking Statements”, and “Risk Factors” when reviewing the information set forth in this Section.
The information that follows relating to the Hycroft Mine is derived, for the most part, from, and in some instances is an extract from, the Initial Assessment 2022 Hycroft TRS. Portions of the following information are based on assumptions, qualifications and procedures that are not fully described herein. Reference should be made to the full text of the 2022 Hycroft TRS, incorporated herein by reference as Exhibit 96.1 to this 2021 Form 10-K and made a part hereof.
The Company, together with its consultants, has continued to advance work on the mill Acid POX process through 2021 to treat the Hycroft sulfide mineral resource. The mill and Acid POX process remains the focus of ongoing work, as it generates higher gold and silver recoveries than the sulfide heap oxidation and leach process, which will be foundational in optimizing the economics of the deposit. Recoveries become a critical factor when mining begins in the higher-grade silver Vortex deposit. Acid POX recoveries will be further verified with ore-specific variability testing. As the work progressed, the Company also identified several opportunities that may yield significant additional economic benefits to the project.
Upon furnishing the 2022 Hycroft TRS, the Hycroft Mine had measured and indicated mineral resources of 9.6 million ounces of gold and 446.0 million ounces of silver and inferred mineral resources of 5.0 million ounces of gold and 150.4 million ounces of silver, which are contained in oxide, transitional, and sulfide ores. The Hycroft Mine does not have comparable mineral reserves and mineral resources to provide for the prior year or periods due to changes in its intended mining process and the fact that such information would have been under the 2019 Hycroft TRS that has been superseded and replaced by the 2022 Hycroft TRS. As a result, any meaningful comparison of year-end mineral resources and mineral reserves is not possible.
Overview and Highlights
The 2022 Hycroft TRS summarizes the results of an Initial Assessment and supports the disclosure of mineral resources at the Hycroft Mine utilizing a milling and acid POX process for sulfide mineralization and heap leaching process for oxide and transition mineralization. The work has been prepared at the request of the Company and completed by third-party consultants including Ausenco Engineering USA South Inc. (“Ausenco”), Independent Mining Consultants, Inc. (“IMC”), and WestLand Engineering & Environmental Services, Inc. (“Westland”). Employees of IMC and Ausenco who have worked on and approved this mineral resource estimate are Qualified Persons as defined under the Modernization Rules.
After evaluating the information obtained, and carefully considering the numerous and significant opportunities developed during the assessment process that warrant follow-up analysis and work, coupled with the highly inflationary environment for equipment and cost inputs, the Company filed the 2022 Hycroft TRS as an Initial Assessment. The 2022 Hycroft TRS supersedes all previous technical studies. As a result of the milling and Acid POX process presented in the 2022 Hycroft TRS, as compared to the novel two-step oxidation and heap leap process in the 2019 Hycroft TRS, and the associated fundamental changes to the assumptions underlying the 2019 Hycroft TRS, our ongoing disclosures will be based on the 2022 Hycroft TRS and not the 2019 Hycroft TRS. The Company will continue to build on the work to date and investigate opportunities identified through progressing the technical and data analyses leading up to the Initial Assessment and will provide an updated technical report at an appropriate time.
The mineral resource is based on information provided by the Company which has been checked and validated wherever possible by IMC. The calculations and interpretations presented here are the work of IMC, who takes responsibility for the published mineral resource.

Hycroft Mine
For a detailed discussion of the Hycroft Mine’s operating and production data, see Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Hycroft Mine.
The Hycroft Mine and related facilities are located approximately 54 miles west of Winnemucca, Nevada. Winnemucca, a city with a population of approximately 8,431 (2020 Census data), is a commercial community on Interstate 80, 164 miles northeast of Reno. The mine property straddles Townships 34, 35, 351∕2 and 36 North and Ranges 28, 29 and 30 East (MDB&M) with an approximate latitude 40°52’ north and longitude 118°41’ west.

The following shows the location of our properties.

HYCROFT
MINE
Gerlach
Hycroft
Mine
Winnemucca
Elko
Gerlach
Reno
Las Vegas
N
0 25 50 100 Miles
Hycroft Mine
Property Location
Humboldt & Pershing Counties
Nevada
HYCROFT

Additionally, the following map shows the current property and facilities layout.
The town is served by a transcontinental railroad and has a municipal airport. Access to the Hycroft Mine from Winnemucca is by Jungo Road, formerly designated as State Route 49, a good-quality, unpaved road, and a short access road to the main entrance of the mine. Well-maintained mine and exploration roads provide access throughout the property. Access is also possible from Imlay, Gerlach and Lovelock by unpaved roads intersecting Interstate 80 and Nevada State Route 447. The majority of our employees live in the Winnemucca area. The site receives electrical power provided by NV Energy from the northwestern Nevada power grid. Initial surveys indicate that the town of Winnemucca has the required infrastructure (shopping, emergency services, schools, etc.) to support the maximum workforce and dependents. The Hycroft Mine currently has water rights which we believe is adequate to support potential future operations. The mine is situated on the eastern edge of the Black Rock Desert and on the western flank of the Kamma Mountains between Winnemucca and Gerlach, Nevada. There are no streams, rivers or major lakes in the general area. Elevations in the mine area range between 4,500 and 5,500 feet above sea level.
The climate of the region is arid, with precipitation averaging 7.7 inches per year. Average temperatures during the summer range from 50°F to 90°F and average winter temperatures range from 20°F to 40°F.

The Hycroft Mine property consists of 30 private parcels with patented claims that comprise 1,912 acres, and 3,247 unpatented mining claims that encompass 68,759 acres. Combining the patented and unpatented claims, total claims cover approximately 70,671 acres. The Hycroft Mine patented claims occupy private lands and our unpatented claims occupy public lands, administered by the BLM. These claims are governed by the laws and regulations of the U.S. federal government and the State of Nevada. To maintain the patented claims in good standing, we must pay the annual property tax payments to the county in which the claims are held. To maintain the unpatented claims in good standing, we must file a notice of intent to maintain the claims within the county and pay the annual mineral claim filing fees to the BLM. Such filing fees amounted to $0.6 million in 2021. As long as we file the annual notice and pay the claim filing fees, there is no expiration date for our unpatented claims.
A portion of the Hycroft Mine is subject to a mining lease requiring us to pay 4% net profit royalty to the owner of certain patented and unpatented mining claims, subject to a maximum of $7.6 million, of which $3.0 million has been satisfied and $4.6 million remained outstanding as of December 31, 2021. There is no expiration date on the net profit royalty.
The Hycroft Mine is also subject to the Sprott Royalty Agreement and that requires us to pay a perpetual royalty equal to 1.5% of the Net Smelter Returns, as such term is defined in such agreement, from our Hycroft Mine. There is no expiration and no limit on the amount that can be paid on the Sprott Royalty Agreement.
The Hycroft Mine was formerly known as the Crofoot-Lewis open pit mine, which was a small heap leaching operation that commenced in 1983. Vista Gold Corp., a corporation incorporated under the laws of the Yukon Territory (“Vista”), acquired the Crofoot-Lewis claims and mine in 1987 and 1988. During this first operating period the mine produced over 1.0 million ounces of gold and 2.5 million ounces of silver. The mine production continued until it was placed on a care and maintenance program in December 1998 due to low gold prices. Hycroft Mining Corporation (“HMC”) acquired the Hycroft Mine in 2007 pursuant to an arrangement agreement where Vista transferred its Nevada mining properties to HMC’s predecessor. HMC restarted the Hycroft Mine in 2008 and suspended mining operations on July 8, 2015. During 2016, HMC was actively processing and producing gold from the ore within the heap leach pads. On January 1, 2017, Hycroft Mining Corporation (“HMC” or “Seller”) went into a care and maintenance mode when it stopped adding lime to the leach pads and continued to operate in a care and maintenance mode throughout 2017 and 2018. Prior to restarting operations, production of gold and silver was a byproduct of HMC’s maintenance activities on the Hycroft Mine. In December 2018 HMC began restart activities, including the rehabilitation of the crushing facility and construction of a new leach pad, with active mining operations beginning in the second quarter of 2019 with six haul trucks, two hydraulic shovels and one wheel loader. Initial gold and silver production occurred in August 2019 and continued until Hycroft ceased active mining operations in November 2021.
On site facilities include an administration building, mobile maintenance shop, light vehicle maintenance shop, warehouse, five leach pads, crushing system, two Merrill-Crowe process plants and a refinery. The components for a second refinery are on-site and will be constructed as part of the expansion of mining activities. The crushing system was refurbished as part of the restart activities and all other facilities are operational with the exception of the North Merrill-Crowe plant, which will be rehabilitated and brought on line as is required. The gross book value of plant and equipment associated with the Hycroft Mine as of December 31, 2021, was $88.2 million.
Geology and Mineralization
The Hycroft Mine is located on the western flank of the Kamma Mountains. The deposit is hosted in a volcanic eruptive breccia and conglomerates associated with the Tertiary Kamma Mountain volcanics. The volcanics are mainly acidic to intermediate tuffs, flows and coarse volcanoclastic rocks. Fragments of these units dominate the clasts in the eruptive breccia. The Central Fault and East Fault control the distribution of mineralization. A post-mineral range-front fault separates the ore-body from the adjacent Pleistocene Lahontan Lake sediments in the Black Rock Desert. The geological events have created a physical setting ideally suited to the open-pit, heap-leach mining operation at the Hycroft Mine. The heap leach method is widely used in the southwestern United States and allows the economical treatment of oxidized low-grade ore deposits in large volumes. The Company is currently contemplating a milling and Acid POX process that is commonly used worldwide to treat refractory sulfide ores.
The deposit is typically broken into six major zones based on geology, mineralization, and alteration. These zones include Brimstone, Vortex, Central, Bay, Boneyard, and Camel. Breaks between the zones are major faults.

Mineralization at Hycroft has been deposited through multiple phases. An early silica sulfide flooding event deposited relatively low-grade gold and silver mineralization generally along bedding. This mineralization is cross cut by later, steeply dipping quartz alunite veins. Late-stage silver bearing veins are found in the Vortex zone and at depth in the Central area. Late to present supergene oxidation along faults has liberated precious metals from sulfide mineralization and further enriched gold and silver mineralization, along water table levels.
The known gold mineralization extends for a distance of three miles in a north-south direction by 1.5 miles in an east-west direction. Mineralization extends to a depth of less than 330 feet in the outcropping to near-outcropping portion of the deposit on the northwest side to over 2,500 feet in the Vortex deposit in the east.
Drilling
The Hycroft mineral resource model includes data from 1981 to 2018 and includes 5,501 holes, representing 2,482,722 ft of drilling. There have been 5,576 drill holes reported completed in the Hycroft project area; some are water wells or are outside the resource model domain and were not applied to estimation. At this time, there are 5,323 drill holes in the resource model area of which 134 have been drilled to define stockpiles or the Crofoot leach pad.

Drill hole collar locations are shown in the figure below.

15,000 E
17,000 E
19,000 E
21,000 E
23,000 E
25,000 E
53,000 N
51,000 N
49,000 N
47,000 N
45,000 N
43,000 N
41,000 N
39,000 N
37,000 N
N
0 375 750 1125 1500
FEET
Hycroft Mining Corporation
DATE
01-26-22
Sept 2021, 2109 IMC Model
DESIGN
HOLE LOCATION MAP
DRAFTED
SCALE
1"=750'
INDEPENDENT
MINING CONSULTANTS, INC.
TUCSON, ARIZONA
REFERENCE NUMBER

Consistent with HMC’s suspension of mining operations and conducting only care and maintenance activities on the Hycroft Mine, during 2017 and through December 2018, only drilling to obtain ore for metallurgical testing purposes was conducted. In December 2018, HMC began confirmation drilling of certain sulfide ore stockpiles that we planned to mine.
Any expansion of the Hycroft Mine necessary to exploit any additional mineral resources that may be established through our exploration drilling program beyond the mineral resources in the 2022 Hycroft TRS, will require us to obtain all permits, approvals and consents of regulatory agencies responsible for the use and development of mines in Nevada.

Measured, Indicated and Inferred Mineral Resources
Our mineral resource estimates are calculated in accordance with the Modernization Rules. Measured, indicated and inferred mineral resources may not be comparable to similar information regarding mineral resources disclosed in accordance with the guidance of other countries. The estimates of mineral resources may be materially affected if mining, metallurgical, or infrastructure factors change from those currently anticipated at the Hycroft Mine. Estimates of inferred mineral resources have significant geological uncertainty and it should not be assumed that all or any part of an inferred mineral resource will be converted to the measured or indicated categories. Mineral resources that are not mineral reserves do not meet the threshold for reserve modifying factors, such as estimated economic viability, that would allow for conversion to mineral reserves. The Hycroft Mine contains a large precious metals deposit, based on measured and indicated mineral resource size. The mineral resource estimates were prepared by and are the responsibility of IMC, as set forth in the 2022 Hycroft TRS.
The following description of the Hycroft Mine measured, indicated and inferred mineral resources does not purport to be complete and is subject to, and qualified in its entirety by reference to, the full text of the 2022 Hycroft TRS, incorporated by reference as Exhibit 96.1 to this 2021 Form 10-K and and made a part hereof.

Classification	Cutoff Grade $ Net of Process	Approximate Cutoff, AuEq oz/ton	Ktons	Au oz/ton	Ag oz/ton	Sulfide Sulfur%	Au Contained Ounces (000)	Ag Contained Ounces (000)
Heap Leach
Measured	$0.01	0.003	97,086	0.008	0.30	2.75	777	29,417
Indicated	$0.01	0.003	36,046	0.007	0.29	2.10	252	10,417
Meas + Ind	$0.01	0.003	133,132	0.008	0.30	2.57	1,029	39,834
Inferred	$0.01	0.003	101,314	0.008	0.09	1.77	811	9,118

Mill, Flotation Concentrate, POX and Cyanide Leach Process Plant
Measured	$0.01	0.011	372,226	0.013	0.65	1.86	4,839	240,830
Indicated	$0.01	0.011	314,866	0.012	0.53	1.65	3,778	165,305
Meas + Ind	$0.01	0.011	687,092	0.013	0.59	1.76	8,617	406,135
Inferred	$0.01	0.011	349,659	0.012	0.40	1.19	4,196	141,262

Combined Mineral Resources - Heap Leach Plus Process Plant
Measured	$0.01	0.003 - 0.011	469,312	0.012	0.58	2.04	5,616	270,247
Indicated	$0.01	0.003 - 0.011	350,912	0.011	0.50	1.70	4,030	175,722
Meas + Ind	$0.01	0.003 - 0.011	820,224	0.012	0.54	1.90	9,646	445,969
Inferred	$0.01	0.003 - 0.011	450,973	0.011	0.33	1.32	5,007	150,380
Notes:
•Cutoffs grades were determined by income – process cost = NPR = NSR – Process Opex. Cutoff grade is the minimum grade required for a mineral to be economically mined and processed to retrieve the metal for commercial sale. The cutoff grade for Hycroft is determined by assessing each mine block for gold and silver content and then applying a cost for extraction of these metals from that block by employing commercial mining practices and using the crushing, grinding, flotation, pressure oxidation and cyanide leaching circuit for oxidized flotation concentrate process to create a gold / silver dore bar. Process costs include the environmental practices for placing waste and tailing material in properly designed facilities that can be remediated in the future.
•Numbers in the table have been rounded to reflect the accuracy of the estimate and may not sum due to rounding.
•Mineral resources are contained within a computer generated optimized pit. Total material in that pit is 3.516 billion tons.
•All units are imperial. Ktons refers to 1,000 short tons of 2,000 lbs. Gold and silver grades are in troy ounces/short ton.
Mineral resources were developed based on a conventional computer-based block model of the deposit and the application of open pit optimization software to determine the mineralization with reasonable expectation of economic extraction. Each block was evaluated to determine which process provides the best net return after operating cost. The two processes identified were:
•Run-of-Mine (“ROM”) cyanide heap leaching of oxide ore; and

•milling, flotation and acid pressure oxidation of sulfide and transitional ores followed by cyanide leach and processing in a Merrill-Crowe facility.
Other assumptions used to develop measured, indicated and inferred mineral resources were:
•assumed prices for gold of $1,800 per ounce and for silver of $23 per ounce;
•recoveries for gold and silver were estimated by process type:
◦milling, flotation and acid pressure oxidation was 76% overall of the fire assays for gold and 76% for fire assays for silver; and
◦ROM heap leaching was 75% for cyanide soluble gold and 12.2% for fire assay silver;
•base mining cost of $1.45 per ton with an additional incremental $0.016/ton applied to each bench below the 4660 level;
•variable ore processing costs based on geometallurgical domains and sulfur content; and
•general and administrative cost $0.75 per ton.
See Table 11-15 in Section 11 of the 2022 Hycroft TRS for a more detailed presentation of the economic parameters for mineral resource estimation.
Mineral resources are not mineral reserves and detailed economic considerations have not been applied. Modifying factors for mine and process design have not been applied.
Internal Controls and Material Assumptions
IMC developed and updated the block model for the 2022 Hycroft TRS. Below is the summary of the work and checks they used to develop the block model.
The Hycroft resource model includes data from 1981 to 2018 and includes 5,501 holes, representing 2,482,722 ft of drilling. There have been 5,576 drill holes reported completed in the Hycroft Project Area; some are water wells or are outside the resource model domain and were not applied to estimation. The drillhole collar locations are shown in the 2022 Hycroft TRS and later in this text. At this time, there are 5,323 drill holes in the resource model area of which 134 have been drilled to define stockpiles or the Crofoot leach pad.
In addition to drilling activity, the Company has also conducted geophysical surveys, soil and rock chip sampling programs, field mapping, historical data compilation, and regional reconnaissance at the Hycroft Mine site. These efforts are designed to improve the understanding of the known mineralization, as well as provide data for further exploration of the greater property position.
A soil sampling grid was conducted over the Vortex and Brimstone areas historically (1,797 samples) and was extended approximately 5,200 ft north and 29,600 ft south of the mine in 2011–2012 (1,834 samples). The soil sampling program was conducted primarily along the East Fault exposure, which is a primary ore-controlling feature at Vortex and Brimstone. Soil samples are taken on an evenly spaced grid, and screened for coarse material and wind-blown material, resulting in a fraction between 2 mm and 180 um being prepped for analysis. These samples are considered representative of local soil geochemistry and are used to guide the regional exploration effort.
Rock chip sampling has been conducted both historically in the active mine area, and on a regional basis (2007–present). A database of 2,416 samples has been compiled, covering the greater land position. Au values range from 0 to 0.372 oz/ton, while Ag values range from 0 to 71.8 oz/ton. Rock chip samples have been taken on most outcrops, with a focus on alteration and potential mineralization. These samples are used as a guide to exploration and are point samples only.
The land position has been surveyed with both gravity and induced polarity (IP) geophysical techniques by Hycroft. The current ground-based gravity survey covers approximately 130 square miles, centered on the mine site. Gravity indicates several structural features and density changes. Gravity has also defined the basin edge to the west, approximately 4 miles west of the Brimstone Pit.
Ground IP surveys were run over the mine site and Vortex in 2007 and extended outward in 2011 to cover approximately 24 square miles. The survey results focus on chargeability anomalies, that potentially identify sulfide material (> approximately 1.5%) at depth, and resistivity anomalies, that potentially identify silicification at depth.

Field mapping was historically and is currently carried out in all active mine areas. Mapping focuses on structure, bedding, joints, lithology, and alteration. The near mine data is incorporated into the three-dimensional geology model, while the regional work is focused on defining exploration targets for future drilling. A regional geology map covering the land position was compiled in 2012.
The drillhole database was assembled over many years by multiple companies using at least four different drill methods.
The gold assay values in the Hycroft legacy database prior to 2000 were stated to be historically factored upward by a factor of 1.19. Prior to this resource model estimation, that factor was removed by multiplying all gold assays prior to 2000 by 1/1.19 = 0.8403. The removal of the factor does not have substantial impact on the deeper sulfide mineralization component of the deposit, but it does remove an observed sample bias in the near surface data.
There are stockpiles and historical leach pads at the Hycroft Mine that are within the block model area. Many of those have been drilled after the original excavation of hard rock by sonic or rotary methods. The stockpile holes have been used to estimate the stockpile and leach pad areas, they have not been used to estimate in-situ rock. In total, the Hycroft database contains 5,377 drill holes with 500,960 sample intervals. Within the area of the block model, there are 5,323 drill holes with 493,357 drill intervals amounting to 2,838,923 ft of drilling.
The block model was verified by several methods before being used to determine mineral resource, including:
•detailed Visual Checks of Drilling versus Block Estimates;
•swath Plots;
•IMC Smear Check; and
•reconciliation to production history.
IMC completed visual checks on plan and section for all of the estimated variables in the model. In addition to IMC visual checks, the Hycroft engineering and geology team on site also reviewed the model and assisted IMC with identifying and correcting coding issues prior to finalizing the block model.
Swath plots are a practice now common among resource modelers to provide a visual indication if the block model follows the grade trends indicated by the supporting data and if there is any observable local bias in the block grade estimation.
Quality assurance and quality control methods utilized in the 2022 Hycroft TRS included the use of a test by IMC to understand the amount of grade smoothing within the block model and to confirm that the model grades are not high biased, referred to internally as the “smear check.”
The procedure utilized by IMC was as follows:
•a range of cutoff grades were selected for the check process, generally bracketing the potential planning cutoff grades;
•for each cutoff grade being tested, the blocks above cutoff were identified;
•all composites contained within those blocks were identified;
•the average grade of the composites and blocks were tabulated; and
•the percentage of the contained composites less than cutoff were calculated.
IMC completed a reconciliation of the model against 19 months of reported production for the year ended December 31, 2020 and for the seven months ended July 31, 2021. The reported 2019 production from Hycroft included substantial stockpile reclaim that would not be indicative of the block model response. The 19-month time period for the test is relatively short with a total of 13,584 ktons of oxide ore delivered to the leach pad. This represented approximately 65% of processing the sulfide mineralized materials for one year.
During 2020, Hycroft delivered ROM to the leach pad and crush leach to the crusher prior to loading on the pad. Sulfide material that was being considered for a sulfide atmospheric leach was stockpiled for future processing. Hycroft provided IMC with calculations for materials control routing that are used at site. Those methods were set up for application to the 2021 block model by IMC.

Some modifications were made by IMC during the installation of the materials control procedure. During 2021, Hycroft stopped crushing leached oxide ore and shipped ROM oxide ore only to the pad. IMC assumed that material that would report to crush leach would instead be shipped directly as ROM to the pad.
Hycroft provided surface files that reflect the mine survey progress. The surface files were used to measure the material within the block model for each of the time periods at the cutoffs reportedly applied during the control.
Tonnage from the model is about 4% less than reported by the materials control. Gold grade is substantially lower than the materials control grade from blast holes.
A check of the database composites contained within the materials control shapes indicate that average of the composites contained in the materials control are less than the materials control grade and match the predicted grade from the block model. As a result, the composite data could not generate a gold grade as high as that reported by materials control. The difference may be due to smaller selective mining units or blast hole bias. In summary, the data within the mining shapes could not support grades that are different from those estimated in the model.
Cautionary Note to U.S. Investors Regarding Mineral Resources. The mineral resource estimates included herein or incorporated by reference herein, including in the 2022 Hycroft TRS, have been prepared in accordance with the requirements of the Modernization Rules as set forth in subpart 1300 of Regulation S-K which became widely applicable on January 1, 2021. These disclosures differ in material respects from the prior requirements set forth in Industry Guide 7, including in that mineral resource information was not permitted and mineral resources have been calculated in accordance with the provision of subpart 1300 of Regulation S-K.These standards differ significantly from the disclosure requirements of Industry Guide 7 in that mineral resource information contained herein may not be comparable to similar information disclosed by U.S. companies that have not implemented the Modernization Rules promulgated by the SEC. Under SEC standards, mineralization, such are mineral resources, may not be classified as a “mineral reserve” unless the determination has been made that the mineralization could be economically and legally produce or extracted at the time of the reserve determination. The term “economically,” as was used in the SEC’s Industry Guide 7 definition of mineral reserves, means that profitable extraction or production has been established or analytically demonstrated in a feasibility study to be viable and justifiable under reasonable investment and market assumptions. The term “legally” as used in the SEC’s Industry Guide 7 definition of mineral reserves, does not imply that all permits needed for mining and processing have been obtained or that other legal issues have been completely resolved. However, for a reserve to exist, we must have a justifiable expectation, based on applicable laws and regulations, that issuance of permits or resolution of legal issues necessary for mining and processing at a particular deposit will be accomplished in the ordinary course and in a timeframe consistent with our current mine plans. The terms “Mineral Resource”, “Measured Mineral Resource”, “Indicated Mineral Resource” and “Inferred Mineral Resource” are defined and used in accordance with the Modernization Rules. You are specifically cautioned not to assume that any part or all of the mineral deposits (including mineral resources) in these categories will ever be converted into mineral reserves, as defined by the SEC. You are further cautioned that, except for any portion of mineral resources, as applicable, classified as mineral reserves, mineral resources do not have demonstrated economic value. Inferred mineral resources have a high degree of uncertainty as to their existence as to whether they can be economically or legally mined. Under the Modernization Rules, estimates of inferred mineral resources may not form the basis of an economic analysis. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. A significant amount of exploration must be completed in order to determine whether an inferred mineral resource may be upgraded to a higher category. Therefore, you are cautioned not to assume that all or any part of an inferred mineral resource exists, that it can be economically or legally mined, or that it will ever be upgraded to a higher category. Likewise, you are cautioned not to assume that all or any part of measured or indicated mineral resources will be upgraded to mineral reserves.
Technical Report Summaries and Qualified Persons
The scientific and technical information concerning our mineral properties in this 2021 Form 10-K have been reviewed and approved by third-party "qualified persons" under the Modernization Rules, including Ausenco Engineering USA South Inc., Independent Mining Consultants, Inc, ("IMC") and WestLand Engineering & Environmental Services, Inc. For a description of the key assumptions, parameters and methods used to estimate mineral resources included in this 2021 Form 10-K, as well as data verification procedures and a general discussion of the extent to which the estimates may be affected by any known environmental, permitting, legal, title, taxation, sociopolitical, marketing or other relevant factors, please review the 2022 Hycroft TRS.
ITEM 3. LEGAL PROCEEDINGS

From time to time we may be involved in various legal actions related to our business, some of which are class action lawsuits. We do not believe, based on currently available information, that contingencies related to any pending or threatened legal matter will have a material adverse effect on our consolidated financial statements, although a contingency could be material to our results of operations or cash flows for a particular period depending on our results of operations and cash flows for such period. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.
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
One of the metrics we use to measure our safety performance is the industry standard Total Reportable Injury Frequency Rate ("TRIFR"). The Hycroft Mine’s TRIFR per 200,000 man-hours worked (including contractors) was 0.64 at the end of 2021, as compared to 2.30 at the end of 2020 and the mining industry average of approximately 1.75 for 2021. In 2021, we recruited new leadership from strong safety cultures in the mining industry that helped us successfully rebuild the Hycroft Mine safety culture utilizing elements in advanced safety practices and management making them the cornerstone for our safety success. We emphasize safety as a cornerstone of our corporate culture and continue with the practices, and people to elevate our safety performance in all site activities.
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
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this 2021 Form 10-K.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock began publicly trading on the Nasdaq Capital Market under the symbol “HYMC” on June 1, 2020. Prior to that time, shares of Class A common stock traded on the Nasdaq Capital Market under the symbol "MUDS".
On March 30, 2022, the last reported sale price of our common stock on the Nasdaq Capital Market was $2.39. As of March 31, 2022, there were 196,803,459 shares of our common stock issued and outstanding, and we had 66 registered stockholders of record.
Dividend Policy
We have never paid dividends on our common stock and currently have no plans to do so. The Sprott Credit Agreement contains provisions that restrict our ability to pay dividends. For additional information on these restrictions, please see Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Debt covenants and Note 10 - Debt, Net to the Notes to the Consolidated Financial Statements.
Issuer Purchases of Equity Securities
During year ended December 31, 2021, we did not purchase any of our equity securities that are registered under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Sprott Credit Agreement contains provisions that restrict our ability to repurchase or redeem capital stock.
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
On March 14, 2022, the Company entered into subscription agreements (the “Subscription Agreements” and each a “Subscription Agreement”) with each of American Multi-Cinema, Inc. (“AMC”) and 2176423 Ontario Limited, an entity affiliated with Eric Sprott (“Sprott” and together with AMC, the “Purchasers”), pursuant to which the Company agreed to sell to the Purchasers, in a private placement, an aggregate of 46,816,480 units (“Units”) at a purchase price per Unit of $1.193, with each Unit consisting of one share of the Company’s Class A common stock, par value $0.0001 per share (“Common Stock”) and one warrant to purchase a share of Common Stock and the shares issuable upon exercise of the Warrants (the “Warrant Shares”), providing for a total purchase price of approximately $55.9 million (the “Private Placement”). The Warrants issued in the Private Placement have an exercise price of $1.068 per Warrant Share, and will expire five years after issuance. The closing of the sales of securities pursuant to the Subscription Agreements occurred on March 15, 2022 for gross proceeds to the Company of approximately $55.9 million. The Company intends to use the proceeds for general corporate purposes, which may include the repayment, refinancing, redemption or repurchase of existing indebtedness, working capital or capital expenditures and other investments, which may include additional technical evaluations and studies, advancement of the Initial Assessment in the 2022 Hycroft TRS to a pre-feasibility and/or feasibility study and additional exploration at the Hycroft Mine.

ITEM 6. SELECTED FINANCIAL DATA
We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion, which has been prepared based on information available to us as of March 31, 2022, provides information that we believe is relevant to an assessment and understanding of our consolidated operating results and financial condition. As a result of the completion of the Recapitalization Transaction, the financial statements of Seller are now the financial statements of the Company. Prior to the Recapitalization Transaction, the Company had no operating assets but, upon consummation of the Recapitalization Transaction, the business and operating assets of Seller sold to the Company became the sole business and operating assets of the Company. Accordingly, the financial statements of Seller and its subsidiaries as they existed prior to the Recapitalization Transaction and reflecting the sole business and operating assets of the Company going forward, are now the financial statements of the Company. The following discussion should be read in conjunction with our other reports filed with the SEC as well as our consolidated financial statements (the "Consolidated Financial Statements") and the notes thereto (the "Notes") included in this Annual Report on Form 10-K for the year ended December 31, 2021 ("2021 Form 10-K"). Terms not defined herein have the same meaning defined elsewhere in this 2021 Form 10-K.
The following MD&A generally discusses our consolidated financial condition and results of operations for 2021 and 2020 and year-to-year comparisons between 2021 and 2020.
Introduction to the Company
We are a U.S.-based gold and silver company that is focused on developing our wholly owned Hycroft Mine in a safe, environmentally responsible, and cost-effective manner. Gold and silver sales represent 100% of our operating revenues and the market prices of gold and silver significantly impact our financial position, operating results, and cash flows. The Hycroft Mine is located in the State of Nevada and the corporate office is located in Winnemucca, Nevada. We recently filed the 2022 Hycroft TRS which contemplates processing gold and silver ore using milling and pressure oxidation to process sulfide ore along with heap leaching to process oxide and transition ore.
As discussed throughout this MD&A, including within the Hycroft Mine section, during the year ended December 31, 2021, while we have been able to achieve or improve on certain of our internal operating, processing, sales and production cost targets, because the Company was operating at a pre-commercial scale until it ceased mining operations in November 2021, it has incurred a net operating loss with negative cash flows before financing activities. Refer to the Liquidity and Capital Resources section of this MD&A for additional details.
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
During the year ended December 31, 2021, we reported no lost time accidents. The Hycroft Mine’s Total Reportable Injury Frequency Rate ("TRIFR") for the trailing twelve months, is one of the metrics we use to assess safety performance, and it is well below industry averages and significantly below historical levels experienced at the Hycroft Mine. During the year ended December 31, 2021, we continued our critical focus on safety, including allocating additional personnel, resources, workforce time, and communications to mine safety. These actions contributed to a reduction in our TRIFR to approximately 0.64 at December 31, 2021, compared with approximately 2.30 at December 31, 2020, an approximate 80% reduction. We will continue our safety efforts to reach the level of safety we expect and need to keep our workforce, contractors, and visitors safe.
For health and safety actions specific to COVID-19, refer to the Recent Developments section of this MD&A.

Executive Summary
During the year ended December 31, 2021, we operated a conventional ROM heap leach operation at pre-commercial scale using a mix of the Hycroft-owned mining fleet and a rental mining fleet until ceasing mining operations in November 2021 due to cost pressures for many of the reagents and consumables used at the Hycroft Mine, and the timeline for completing our updated technical studies in early 2022. We will continue to produce gold and silver from ore on the leach pads as long as it is economic. When the operation was re-started in 2019, mining oxide and transition ore allowed the Company to pre-strip overburden with some revenue offset to gain access to commercial scale sulfide mineralization. With the change in focus from the two-stage heap oxidation and leach to a milling operation, there is ample time to align the remaining pre-stripping with the start-up of commercial scale sulfide operations. We believe that this action will conserve cash and focus the Company's time and resources on its technical studies for sulfide ore. The metallurgical and variability drill program concluded in Q1 2022 and metallurgical analysis and test work is expected to continue through Q3 2022.
The Company has previously discussed its strategy for developing an economic sulfide process for Hycroft. Based on the Company's findings to-date, including the analysis completed by an independent third-party research laboratory and the independent reviews by two metallurgical consultants, the Company does not believe the novel two-stage sulfide heap oxidation and leach process ("Novel Process"), as currently designed in the 2019 Hycroft TRS, is economic at current metal prices or those metal prices used in the 2019 Hycroft TRS. Subject to the challenges discussed below, we will complete test work that is currently underway and may advance our understanding of the Novel Process in the future.
Following a review of past and recent test work and based on the currently contemplated designs and operating parameters of the alternative sulfide processing methods being studied including the Novel Process, and milling with atmospheric alkaline oxidation or alkaline pressure oxidation ("POX"), the Company, working closely with its industry leading technical consultants, completed pit optimization runs and trade-off analyses comparing the alternative processes which reflected that an Acid POX process has significantly better economics than other processes studied. Therefore, the Company focused its study efforts and resources solely on the Acid POX Initial Assessment which was prepared by Ausenco, with an effective date of February 18, 2022. The Acid POX process included in the 2022 Hycroft TRS is a conventional crushing, grinding, and flotation circuit that generates a concentrate to be fed to an autoclave facility commonly used for refractory gold ores in this region.
2021 Highlights
•Safety - Hycroft’s safety performance was significantly improved with a 0.64 Total Recordable Injury Frequency Rate (TRIFR) at the end of 2021, which was an 80% reduction from 2.30 at the end of 2020. At month end January 2022, the TRIFR improved to a new low of 0.31.
•Production - Gold production for the year ended December 31, 2021, of 57,668 ounces exceeded the high end of the guidance range as the process team continued to improve equipment, process control and costs. Silver production of 355,967 ounces was approximately 20% below guidance due to slower than planned leach kinetics. Processing of ore on leach pads is currently planned to proceed through the second quarter of 2022.
•Cash Position - The Company ended 2021 with $12.3 million of cash on hand and was in compliance with debt covenants.
2021 Development Highlights
•Drill Results - During the 2021 drill program Hycroft encountered positive assay results further supporting the strategy to enhance the deposit through exploration drilling:
◦Higher-grade intercepts from the 2021 drill program returned approximately 102 intercepts (1.5-meter intervals) averaging 4.1 grams per metric ton (“g/t”) or 0.13 ounces per ton (“opt”) gold and 85.3 g/t (2.73 opt) silver.
◦Recent near-surface, higher-grade material was encountered in the Porter area of the deposit with intervals including 3 meters grading 9.13 g/t (0.29 opt) gold and 32.55 g/t (1.04 opt) silver within a larger interval of 19.8 meters grading 1.78 g/t (0.06 opt) gold and 12.85 g/t (0.41 opt) silver (H21C-5568) and 12.2 meters grading 0.68 g/t (0.02 opt) gold and 12.78 g/t (0.41 opt) silver (H21C-5552).
◦Exploration drilling in the Vortex Zone identified gold grades that are up to five times higher than the average Mineral Resource grades at Hycroft of 0.34 g/t (0.011 opt). Significant intercepts previously reported from that drilling included 51.8 meters (170 feet) grading 2.47 g/t (0.08 opt) gold and 25.5 g/t (0.82 opt) silver (H21R-5592) and an additional intercept of 30.5 meters (100 feet) grading 0.71 g/t (0.02 opt) gold and 17.5 g/t (0.56 opt) silver in drill hole H21R-5591.

•Variability Program - The drilling portion of the program concluded in January 2022. The Company completed 12,985 meters of drilling in 62 holes. This generated 92 samples and two bulk samples for variability testing and enhancing information in the metallurgical database. Backlogs in the independent labs due reduced staffing levels associated with the COVID-19 pandemic combined with delayed drilling have adversely impacted the assays and variability work schedule. To date, the Company has received test results for approximately 20% of the samples. Additional test results on the remaining samples are anticipated to be received over the course of the next two quarters, assuming no further delays.
Recent Developments
COVID-19
In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic, which continues to spread throughout the United States with new variants of the virus. Efforts implemented by local and national governments, as well as businesses, including temporary closures, have had adverse impacts on local, national and global economies. We have implemented health and safety policies and protocols for employees, contractors, and visitors that follow guidelines published by the Center for Disease Control (CDC) and the Mine Safety and Health Administration ("MSHA"). During 2021, and the fourth quarter of 2020, our operations were limited by COVID-19 related absences, however the impact while negative, did not materially and adversely affect our operations. The extent of the impact of COVID-19 on our operational and financial performance going forward will depend on certain developments, including but not limited to the duration and continued spread of the outbreak and strand mutations, the availability and use of vaccines, the development of therapeutic drugs and treatments, and the direct and indirect impacts on our employees, vendors, and customers, all of which are uncertain and cannot be fully anticipated or predicted. Since the Hycroft Mine represents the entirety of our operations, any further COVID-19 outbreaks at the mine site or any governmental restrictions implemented to combat the pandemic could result in a partial or an entire shutdown of the Hycroft Mine itself, which would adversely impact our financial position, operating results, and cash flows.
During the year ended December 31, 2021, the site continued to manage COVID-19 control restrictions in accordance with state, national, and CDC guidelines and will continue to monitor and follow those guidelines going forward.
To date, COVID-19 related absences have limited our operations from time-to-time but did not materially disrupt our operations. Additionally, we have not experienced any material disruptions to our supply chain because of COVID-19. However, we can provide no assurance that our operations will not be materially adversely affected by the COVID-19 pandemic in the future that could result from any worsening of the pandemic, the effect of mutating strains, additional outbreaks of the pandemic, actions taken to contain the pandemic’s spread or treat its impact, continued availability of vaccines, and their distribution, acceptance and efficacy, and governmental, business and individual actions taken in response to the pandemic including government-imposed regulations regarding, among other things, COVID-19 testing, vaccine mandates and related workplace restrictions.
Mineral Resource Update
Gold equivalent mineral resources totaled 15.5 million ounces of measured and indicated and 6.9 million ounces of inferred. For this study, IMC developed the Hycroft Mine resource block model which includes data from 1981 to 2018 and includes 5,501 holes, representing 2,482,722 ft of drilling. The current inflationary environment and change in processing technique has resulted in increased cost assumptions and an associated higher cut-off grade partially mitigated by higher recoveries leading to a change in the mineral resource estimate, when compared with the prior model.
The mineral resources were estimated based upon results of the 2022 Hycroft TRS, as conducted in accordance with the Modernization Rules. With the issuance of the 2022 Hycroft TRS reflecting a different mining process, the 2019 Hycroft TRS is superseded and the 2019 Hycroft TRS and information from such 2019 Hycroft TRS should no longer be relied upon.
Private Placement
On March 14, 2022, the Company entered into subscription agreements (the “Subscription Agreements” and each a “Subscription Agreement”) with each of American Multi-Cinema, Inc. (“AMC”) and 2176423 Ontario Limited, an entity affiliated with Eric Sprott (“Sprott” and together with AMC, the “Purchasers”), pursuant to which the Company agreed to sell to the Purchasers, in a private placement, an aggregate of 46,816,480 units (“Units”) at a purchase price per Unit of $1.193, with each Unit consisting of one share of the Company’s Class A common stock, par value $0.0001 per share (“Common Stock”) and one warrant to purchase a share of Common Stock and the shares issuable upon exercise of the Warrants (the

“Warrant Shares”), providing for a total purchase price of approximately $55.9 million (the “Private Placement”). The Warrants issued in the Private Placement have an exercise price of $1.068 per Warrant Share, and will expire five years after issuance.
The closing of the sales of securities pursuant to the Subscription Agreements occurred on March 15, 2022 for gross proceeds to the Company of approximately $55.9 million before deducting expenses incurred in connection with the Private Placement. The Company intends to use the proceeds for general corporate purposes, which may include the repayment, refinancing, redemption or repurchase of existing indebtedness, working capital or capital expenditures and other investments, which may include additional technical evaluations and studies, advancement of the Initial Assessment in the 2022 Hycroft TRS to a pre-feasibility and/or feasibility study and additional exploration at the Hycroft Mine.
The Subscription Agreement with AMC also provided AMC with the right to appoint a director to the Company’s board of directors (the “Board”) and the Company agreed to support such director’s nomination so long as AMC retains at least 50% of the common stock purchased under the Subscription Agreement with AMC.
As part of the Subscription Agreements, the Company is required to prepare and file a resale registration statement with the SEC as soon as practicable, but in no event later than ten (10) business days after the filing of this 2021 Form 10-K to register the Common Stock, Warrants and Warrant Shares for sale under the Securities Act.
Agreement with Sprott Private Resource Lending II (Collector), LP
On November 10, 2021, the Company entered into a waiver with Sprott Private Resource Lending II (Collector) (the "Lender") of certain provisions of the Amended and Restated Credit Agreement effective November 10, 2021 (the "November 2021 Waiver"). Pursuant to the November 2021 Waiver, the Lender has permitted the Company to cease active mining operations and to reduce the amount of Unrestricted Cash required to be maintained by the Company from not less than $10.0 million to not less than $9.0 million for the period ending May 10, 2022
On February 28, 2022 the Company entered into a waiver and amendment agreement with the Lender and Sprott Private Resource Lending II (Co) Inc. (the "February 2022 Waiver and Amendment") amending the previous waiver and require that the Company maintain at least $7.5 million of Unrestricted Cash on the last day of February 2022 and at least $9.0 million on the last day of each month thereafter during the waiver period, waived all obligations of the Company to prepay the facility with the net cash proceeds of any mill asset sales until the earlier of the date on which the Company completes a private placement or other offering or issuance of its equity securities and March 31, 2022, and extended the payment due date for the February additional interest payment and the February principal payment until the earlier of any such offering date and March 31, 2022.
On March 11, 2022, the Company entered into an agreement (the “March 2022 Sprott Agreement”) with the Lender with respect to the Amended and Restated Credit Agreement, dated as of May 29, 2020 (as amended, restated, supplemented or otherwise modified from time to time, the “Sprott Credit Agreement”) among the Company, the Lender, the Guarantors (as defined in the Sprott Credit Agreement) and the other parties thereto. As described in the March 2022 Sprott Agreement, the Company was contemplating the sale or issuance of its equity securities pursuant to one or more transactions to be completed on or before March 31, 2022 (the “Equity Financing Transactions”). Pursuant to the March 2022 Sprott Agreement, if the Equity Financing Transactions result (or are likely to result pursuant to definitive subscription underwriting and/or similar legally binding agreements) in the Company’s receipt of total gross cash proceeds (before deduction of fees and expenses) of at least $50 million on or before March 31, 2022 (the “Required Equity Amount”), the Lender and the Company will amend the principal repayment terms under the Sprott Credit Agreement such that no further scheduled payments of principal shall be required prior to May 31, 2025 (the “Maturity Date”) (i.e., there will be no required regular amortization payments of the Facility (as defined in the Sprott Credit Agreement) and the full principal balance of the Facility shall be due and payable in a single “bullet” payment on the Maturity Date). The consummation of the Private Placement as described under “Private Placement” above satisfied the Required Equity Amount condition in the March 2022 Sprott Agreement.
The March 2022 Sprott Agreement also provides that, in connection with the modification of the required facility amortization payments, the Company shall pay in-kind to the Lender an amount equal to $3.3 million, with such amount to be capitalized and added to the principal amount owing under the Sprott Credit Agreement and accrue interest at the same rate and upon the same terms as the existing loans under the Sprott Credit Agreement; provided, the payment or prepayment of such capitalized principal amount shall not be subject to the Prepayment Premium (as defined in the Sprott Credit Agreement) or any other penalty or premium.
Second Amendment to Sprott Credit Agreement
On March 30, 2022, the Company and Lender under the Sprott Credit Agreement entered into the Second Amended and Restated Credit Agreement dated March 30, 2022 (“Second A&R Agreement”), which (a) extends the maturity date for all of the loans and other principal obligations under the Sprott Credit Facility by two years, to May 31, 2027; (b) provides for the Company to prepay principal under the facility in the amount of $10.0 million promptly upon the Company’s receipt of cash proceeds from the Private Placement offering with American Multi-Cinema, Inc. and 2176423 Ontario Limited (the “Initial Equity Proceeds Prepayment”); (c) provides for the Company to prepay principal under the Sprott Credit Agreement in the amount of $13.9 million (representing 10% of the subsequent issuance of its equity interests consummated on or prior to March 31, 2022) (the “Subsequent Equity Proceeds Prepayments”); and (d) eliminates the prepayment premiums otherwise payable with respect to the Initial Equity Proceeds Prepayment, the Subsequent Equity Proceeds Prepayments and all future prepayments of principal under the Sprott Credit Facility. In addition, the Company’s obligations to prepay principal with proceeds of asset sales will be credited/offset by the aggregate amount of Initial Equity Proceeds Prepayment and the Subsequent Equity Proceeds Prepayments ($23.9 million), and to maintain a minimum amount of Unrestricted Cash (as defined in the Second A&R Agreement) is increased to $15.0 million. The Company (i) paid the previously deferred additional interest payment of $0.5 million, (ii) made the Initial Equity Proceeds Prepayment of $10.0 million and paid in kind a $3.3 million fee in connection with the modification and capitalized it to principal on March 16, 2022 and (iii) made the Subsequent Equity Proceeds Prepayment of $13.9 million on March 30, 2022; and after giving effect to such prepayments the outstanding principal balance under the Second A&R Agreement is estimated to be $57.9 million (before issuance discounts) including unpaid additional interest of approximately $7.1 million.
At-the-market Offering of Common Shares
On March 15, 2022, the Company implemented an “at-the-market offering” program (“ATM Program”) by entering into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (the “Agent”). Under the terms of the Sales Agreement, the Company may from time to time to or through the Agent, acting as sales agent or principal, offer and sell shares of the Company’s common stock having a gross sales price of up to $500,000,000. The compensation payable to the Agent for sales of shares pursuant to the Sales Agreement was equal to 3.0% of the gross sales price for any shares of common stock sold through the ATM Program by Agent as sales agent under the Sales Agreement. Shares sold under the Sales Agreement, were issued pursuant to the Company’s shelf registration statement on Form S-3 (No. 333-257567) (the “Registration Statement”) that the SEC declared effective on July 13, 2021, including the prospectus, dated July 13, 2021, and the prospectus supplement, dated March 15, 2022.
On March 25, 2022, the Company announced that it had terminated the ATM Program having sold 89,553,602 shares of common stock and generated aggregate gross proceeds before commissions and offering expenses of approximately $138.6 million. Following consummation of all sales under the ATM Program, the Company will have 196,803,459 Shares issued and outstanding.
Amendment to the 10% Senior Secured Notes and Note Exchange Agreement
On March 14, 2022, the Company entered into an amendment to the 10% Senior Secured Notes and Note Exchange Agreement (the “Note Amendment”), with (i) certain direct and indirect subsidiaries of the Company as Guarantors; (ii) holders of the 10% Senior Secured Notes (the "Notes"), including certain funds affiliated with, or managed by, Mudrick Capital Management, L.P, Whitebox Advisors, LLC, Highbridge Capital Management, LLC, Aristeia Highbridge Capital Management, LLC and Wolverine Asset Management, LLC (collectively, the “Amending Holders”), and (iii) Wilmington Trust, National Association, in its capacity as collateral agent. The Note Amendment amends the Note Exchange Agreement dated as of January 13, 2020 (the “Note Exchange Agreement”) and the Notes (as defined in the Note Exchange Agreement) issued thereunder in order to extend the maturity date of the Notes from December 1, 2025 to December 1, 2027. The Note Amendment also removes the requirements that a holder receive the consent of the Company and the other holders in order to transfer any Note. The Amending Holders constitute all of the holders of the Notes. The Note Amendment became effective upon the closing of the Private Placement Offering upon receipt of $55.9 million gross cash proceeds (before deduction of fees and expenses).
Amendment to the Company’s Second Amended and Restated Certificate of Incorporation
On March 11, 2022, the Board approved an amendment to the Company’s Second Amended and Restated Certificate of Incorporation increasing the number of authorized shares of the Company’s Class A common stock by 1,000,000,000 to a total of 1,400,000,000 (the “Certificate of Incorporation Amendment”) and directed that the Certificate of Incorporation Amendment be submitted for consideration by the stockholders of the Corporation. On March 15, 2022, AMC, Sprott, and entities affiliated with Mudrick Capital Management LP, who together constituted the holders of a majority of the Common Stock, approved the Certificate of Incorporation Amendment by written consent. The Certificate of Incorporation Amendment will not become effective until 20 days after the Company distributes an Information Statement on Schedule 14C to the stockholders of the

Company. The Company expects to commence mailing of the Information Statement on Schedule 14C to the stockholders of the Company on or about April 1, 2022.
2022 Outlook
Our current operating plan is to: (i) operate safely as we continue to process heap leach inventory until it is no longer economic; (ii) complete the metallurgical test work associated with the variability drilling program; (iii) conduct exploration activities and targeted exploration drilling; and (iv) continue to advance the Acid POX technical study to a pre-feasibility or feasibility level.
Technical Activities
During 2021, we continued to work alongside our industry leading consultants to provide additional and expanded information on the ore body and investigate opportunities for improvements in operating parameters for commercial scale operations at the Hycroft Mine. This information is critical in understanding the mineralogical properties of the deposit and ultimately the most economic processing technology for the various ore domains. Accordingly, we developed an approximate $10 million program for drilling and additional metallurgical and mineralogical studies in 2021 and early 2022. The drilling program was completed in January 2022, and the metallurgical test work portion of the program is expected to be completed in the early third quarter of 2022. Lab testing continues to be challenged by labor shortages and equipment availability. As of December 31, 2021, we have spent $7.3 million under the program.
Ongoing and future technical work for the Hycroft Mine will be primarily focused on the Acid POX milling for processing sulfide ore and completing the variability and metallurgical test work. We also plan to evaluate exploration opportunities targeting higher ore grades and expect to continue to advance the Novel Process as time and resources permit.
•Exploration – We have identified exploration drilling opportunities to follow up on higher grade areas that would benefit from expanded drilling in order to convert inferred blocks to measured or indicated blocks, and areas that are prospective for higher grade material. We currently have plans to opportunistically and cost effectively drill these areas as we have drilling capacity with the drill rigs that were contracted to complete the variability drilling program.
•Mill sulfide processing options – While our technical team continued to progress and develop an understanding of the requirements for implementing the Novel Process on a commercial scale, we received a completed peer reviewed report in the fourth quarter 2021 from one of our independent technical consultants stating that, for reasons outlined below as well as increased commodity costs, it did not appear that the proprietary two-stage oxidation and leaching process as detailed in the 2019 Hycroft TRS, will be economic as designed at current metal prices or those metal prices used in the 2019 Hycroft TRS. Based on scoping level economic analyses on multiple processing options completed by our technical team, together with independent engineering firms and consultants and on the currently contemplated designs and operating parameters of the alternative sulfide milling processes being studied, we completed pit optimization runs comparing the alternative processes. The comparative analysis indicated that using an Acid POX process should be significantly more economic than the alternatives. Therefore, we used the test results and documented recoveries from the Acid POX process in the financial determination of the mineral resource. These are documented in the 2022 Hycroft TRS.
•Two-stage sulfide heap oxidation and leach process – As a result of challenges to consistently achieve targeted oxidation and recoveries from the Novel Process, our new technical and operating team, together with our industry leading metallurgical consultants, initiated detailed reviews of the technical information and prior work. We also had fresh samples of material from our Brimstone deposit metallurgically tested and launched a $10.0 million expanded variability drilling and metallurgical test program in late Q1 2021. While the variability metallurgical test work is ongoing, the information to date supports our view that milling is likely the preferred method of processing sulfide ores at the Hycroft Mine. Additionally, while the chemistry of the two-stage sulfide oxidation and leach process has been confirmed, the commercial scale application of the process as currently understood will be economically challenged due to:
◦Higher operating costs - In the field work on the pre-commercial test pads, higher levels of soda ash were being applied to oxidize the transitional ore, and inconsistencies in achieving the targeted oxidation levels across the ore body. The test work has confirmed soda ash consumption is significantly higher than what was estimated in the 2019 Hycroft TRS. Moreover, the cost of soda ash and other reagents has increased substantially since 2019, which will negatively impact operating costs;

◦Higher capital costs - We identified a number of critical areas that had not been previously addressed in the 2019 Hycroft TRS. These included 1) the logistical placement of large volumes of new ROM material at the same time there is removal of material for preparation of the second stage, 2) the implementation of on/off pads to avoid comingling solutions on the leach pads, 3) addition of a material handling system, 4) an additional amalgamation circuit, and 5) an additional forced air injection pumping system. As a result, the necessary capital costs were expected to be materially higher than previously reported. Additionally, working capital was projected to be higher due to slower oxidation rates for some ores;
◦Lower recoveries on some ores - After reviewing all the column tests and considering additional factors in measuring oxidation and recovery rates, we were not able to consistently replicate a strong correlation between oxidation rates and gold recoveries. We believe that more test work is required before implementing this process in a commercial setting; and
◦Finer crush size will be required - After reviewing all the column tests and considering additional factors in measuring oxidation and recovery rates, we were not able to consistently replicate a strong correlation between oxidation rates and gold recoveries. We believe that more test work is required before implementing this process in a commercial setting.
We currently believe that more test and development work is required to demonstrate that the Novel Process can be applied successfully on a commercial scale and the analysis to date indicates the process may not be amenable to all ore domains at the Hycroft Mine. For the near term, we currently plan to complete the following test work which is important and will benefit all processing methods for the Hycroft Mine:
•Column test work - Column tests are being performed on sulfide ores mined during the year ended December 31, 2021. These column tests will provide additional information for the Novel Process.
•Variability test work - The variability test work that is underway is necessary for all commercial scale sulfide processing options. The test work includes a suite of laboratory tests designed to:
◦understand the metallurgical characteristics of each geologic domain and their amenability to various processing technologies;
◦understand the metallurgical characteristics of sulfide material below the water table;
◦understand the role other minerals may play in the overall oxidation process;
◦determine amenability to oxidation in each geologic domain; and
◦establish a relationship between oxidation levels and gold recoveries across each geologic domain.

Hycroft Mine
Operations
The following table provides a summary of operating results for the Hycroft Mine:

		Year Ended December 31,
		2021	2020
Ore mined - sulfide stockpile	(ktons)	1,505	—
Ore mined - crusher feed	(ktons)	—	4,941
Ore mined - ROM	(ktons)	6,853	1,873
Total ore mined	(ktons)	8,358	6,814
Waste mined	(ktons)	4,934	4,815
Total mined	(ktons)	13,292	11,629

Waste tons to ore tons strip ratio	(#)	0.59	0.71

Ore grade mined - gold	(oz/ton)	0.014	0.014
Ore grade mined - silver	(oz/ton)	0.425	0.261

Production - gold	(oz)	57,668	27,392
Production - silver	(oz)	355,967	178,836

Ounces sold - gold	(oz)	56,045	24,892
Ounces sold - silver	(oz)	397,546	136,238

Average realized sales price - gold	($/oz)	$1,794	$1,779
Average realized sales price - silver	($/oz)	$25.66	$20.30
As reflected above, tons mined, ounces produced, ounces sold and average realized prices increased during the year ended December 31, 2021, compared with the same period of the prior year due to higher tons mined in 2021. The average price increased during the year ended December 31, 2021 consistent with the increase in the spot price of gold compared with the same period of the prior year. As planned for 2021, all mined ore was routed to the leach pad as ROM and sulfide ore encountered was stockpiled. Due to the ROM plan for 2021, the crusher did not operate during the year.
Production and sales for the year ended 2021 increased over the comparable 2020 period due to increased quantities of ROM ounces placed during 2021. The gold and silver ounces produced in the year ended December 31, 2021 resulted from continued leach production of inventory ounces added to the leach pad in 2020, additional ounces placed under leach from mining in 2021, higher leach solution flows to the pad, and improved flows and recovery performance from the Brimstone plant.

Results of Operations
Revenues
Gold revenue
The table below summarizes gold sales, ounces sold and average realized prices for the following periods (dollars in thousands, except per ounce amounts):

	Year Ended December 31,
	2021	2020
Gold revenue	$100,532	$44,279
Gold ounces sold	56,045	24,892
Average realized price (per ounce)	$1,794	$1,779
During the year ended December 31, 2021, gold revenue was $100.5 million compared to $44.3 million for the comparable period of 2020. The significant increase in revenue during 2021 was attributable to the mine having more ore under leach as mining and processing operations increased beginning in the second quarter of 2020, resulting in higher production-related inventory balances and gold revenue during the year ended December 31, 2021. Gold revenue was also adversely affected during the year ended December 31, 2020 due to lower gold ounces available for sale as a result of write-downs of recoverable gold ounces on the leach pads (see Note 4 - Inventories and Ore on Leach Pads to the Notes to the Consolidated Financial Statements).
Silver revenue
The table below summarizes silver sales, ounces sold and average realized prices for the following periods (dollars in thousands, except per ounce amounts):

	Year Ended December 31,
	2021	2020
Silver revenue	$10,202	$2,765
Silver ounces sold	397,546	136,238
Average realized price (per ounce)	$25.66	$20.30
During the year ended December 31, 2021, silver revenue was $10.2 million compared to $2.8 million for the comparable period of 2020. Similar to gold revenue, the increase in silver revenue during 2021 was attributable to the mine having more ore under leach as compared to the same 2020 period. During the year ended December 31, 2021, we also benefited from favorable silver prices, which were more than $5 per ounce higher compared to the same period of 2020. Silver revenue was also adversely affected during the year ended December 31, 2020 due to lower silver ounces available for sale as a result of write-downs of recoverable ounces on the leach pads.

Total cost of sales
Total cost of sales consists of Production costs, Depreciation and amortization, Mine site period costs, and Write-down of inventories. The table below summarizes total cost of sales for the following periods (dollars in thousands):

	Year Ended December 31,
	2021	2020
Production costs	$102,750	$41,688
Depreciation and amortization	8,544	2,894
Mine site period costs	38,166	47,115
Write-down of inventories	13,878	17,924
Total cost of sales	$163,338	$109,621
Production costs
For the year ended December 31, 2021, we recognized $102.8 million in Production costs, or $1,833 per ounce of gold sold, compared to $41.7 million or $1,675 per ounce of gold sold during the same period of 2020. The increase in Production costs was primarily due to a respective increase in the sales volumes of gold and silver of 31,153 and 261,308 ounces sold, respectively, at a higher average inventory cost per ounce during the year ended December 31, 2021 compared to the same period of 2020. As discussed in the below Mine site period costs section, throughout 2021 and 2020, a high operating cost structure at current levels of production has resulted in Mine site period costs to adjust ending inventory values of gold that approximate the net realizable value per ounce of gold (after considering future costs to complete and sell) as determined in accordance with our accounting policies. Accordingly, production costs per ounce of gold sold has been partially limited by the impact of recognizing Mine site period costs, which lowers the carrying value of production-related inventories. Reductions in the spot price of gold at the reporting periods as compared to prior reporting periods can result in additional Mine site period costs.
Depreciation and amortization
Depreciation and amortization was $8.5 million, or $152 per ounce of gold sold, for the year ended December 31, 2021 compared to $2.9 million, or $116 per ounce of gold sold, during the same periods of 2020. The increase in total depreciation and amortization costs per ounce of gold sold was largely due to an increase of 31,153 gold ounces sold during the year ended December 31, 2021 compared to the same period of 2020.
Mine site period costs
During the year ended December 31, 2021, inclusive of depreciation and amortization, we recorded $38.2 million of Mine site period costs for costs that were in excess of the net realizable value per ounce of gold inventories, compared to $47.1 million during the same period of 2020. Such period costs are generally the result of costs related to activities at the Hycroft Mine that do not qualify for capitalization to production-related inventories or adjustments to production inventories that are the result of recurring or significant downtime or delays, unusually high levels of repairs, inefficient operations, overuse of processing reagents, inefficient cost-volume structures, or other unusual costs and activities, and cannot be recorded to production-related inventories based on the threshold established by the calculation of the estimated net realizable value per ounce of gold.

Write-down of inventories
We recorded a Write-down of inventories of $13.9 million for the year ended December 31, 2021 related to the following:
•A write-down of the non-current portion of Ore on leach pads of $5.5 million for Production costs and $0.4 million of capitalized depreciation and amortization costs related to 3,612 ounces of gold contained in the over liner material on the new larger leach pad which the Company began constructing in 2020. As the 2022 Hycroft TRS does not include proven and probable reserves, it was determined that the recoverability of these ounces is dependent upon additional work and technical studies and, as a result, it was determined that the ounces and related capitalized amounts should be written-off.
•A write-down of Inventories of $5.9 million for obsolete and slow moving materials and supplies inventories. As a result of ceasing mining operations, it was determined that certain materials and supplies were not expected to be used in the next 12 months and, accordingly, a reserve was placed against these items.
•A loss of $2.1 million related to a firm purchase commitment for crusher liners that the Company agreed to purchase under consignment over a period of three years beginning in August 2020. This loss relates to the unfulfilled commitment obligation and has been reduced to reflect the Company's negotiated settlement with the supplier.
As discussed in Note 4 - Inventories and Ore on Leach Pads to the Notes to the Consolidated Financial Statements, based on metallurgical balancing results, during the year ended December 31, 2020, we determined that 10,492 ounces of gold that had been placed on the leach pads were no longer recoverable and recognized $17.9 million of Write-down of inventories on the Consolidated Statements of Operations, which included production costs of $16.7 million, and capitalized depreciation and amortization costs of $1.2 million, respectively.
General and administrative
General and administrative totaled $14.6 million during the year ended December 31, 2021 compared to $21.1 million during the year ended December 31, 2020. The decrease of $6.4 million during the year ended December 31, 2021 was primarily due to decreases in: (i) salary and compensation costs of $6.2 million; (ii) insurance costs of $1.2 million; partially offset by increases in: (i) legal, professional, and consulting fees associated with general corporate matters and obligations as a public company of $0.4 million; and (ii) director compensation for the members of our committees created upon becoming a public company of $0.5 million.
Projects, exploration and development
During the year ended December 31, 2021, Projects, exploration and development costs totaled $13.6 million and were related to the following activities: (i) analyzing established feasibility studies; (ii) conducting geological studies; (iii) oversight and project management; and (iv) exploration drilling, engineering, and metallurgical activities. Upon determining that the 2019 Hycroft TRS was not likely to be economic, we determined that previously capitalized mine development costs related to the 2019 Hycroft TRS no longer qualified for capitalization. As a result we recorded an impairment charge of $6.7 million for the previously capitalized amounts that was included in Projects, exploration and development during the year ended December 31, 2021. We did not incur any such costs during the year ended December 31, 2020.
Write-off of deposit
During the year ended December 31, 2021, the Company determined that additional equipment was no longer expected to be purchased under the current mine plan. Accordingly, a full reserve was applied against the $0.9 million deposit previously paid by the Company to an equipment supplier. Refer to Note 5 - Prepaids and Other, Net to the Notes to the Consolidated Financial Statements for further detail.
Accretion
We recorded $0.4 million of Accretion during both of the years ended December 31, 2021 and 2020, which related to our Asset retirement obligation and future reclamation costs. Refer to Note 13 - Asset Retirement Obligation to the Notes to the Consolidated Financial Statements for further detail.

Interest expense, net of capitalized interest
As discussed and detailed in Note 10 - Debt, Net to the Notes to the Consolidated Financial Statements, Interest expense, net of capitalized interest totaled $20.6 million during the year ended December 31, 2021 compared to $43.5 million during the same period in 2020. The decrease of $23.0 million during the year ended December 31, 2021 was a result of completing the Recapitalization Transaction on May 29, 2020, which caused the exchange or conversion of the majority of Seller's $627.8 million outstanding indebtedness to equity, thus resulting in post-Recapitalization Transaction indebtedness totaling $159.8 million for the Sprott Credit Agreement and Subordinated Notes.
Fair value adjustments to warrants
During the year ended December 31, 2021, the Fair value adjustments to warrants resulted in a non-cash gain $14.4 million as the market trading values of our publicly listed warrants decreased, which was primarily due to a decrease in the underlying trading price of our common shares. We did not incur any such warrant adjustment during the year ended December 31, 2020. Refer to Note 12 - Warrant Liabilities to the Notes to the Consolidated Financial Statements for further detail.
Interest income
Interest income totaled approximately $Nil during the year ended December 31, 2021 compared with $0.2 million during the year ended December 31, 2020. During the second quarter of 2021, the Company replaced certain surety bonds with new surety bonds with lower cash collateral requirements, in which none of the accounts holding the cash collateral earns interest income, resulting in no Interest income for the year ended December 31, 2021.
Income taxes
During the year ended December 31, 2021, we recognized an income tax benefit of $1.5 million which was the result of the Company carrying back its net operating losses to periods that the Company paid income tax prior to the Recapitalization Transaction. There was no income tax benefit or expense, net, recognized during the year ended December 31, 2020. We have not recorded any future income tax benefits for net losses generated after the completion of the Recapitalization Transaction, due to a full valuation allowance recorded against our net operating loss carryforward earned after the Recapitalization Transaction. For additional details, refer to Note 17 - Income Taxes to the Notes to the Consolidated Financial Statements.
Net loss
For the reasons discussed above, we recorded a net loss of $88.6 million for the year ended December 31, 2021, respectively, which included a gain from Fair value adjustments to warrants of $14.4 million, compared to a net loss of $136.4 million for the year ended December 31, 2020.
Liquidity and Capital Resources
General
The Company's unrestricted cash position at December 31, 2021 was $12.3 million as compared with $56.4 million at December 31, 2020. While the Company plans to continue processing gold and silver ore on the leach pads after ceasing mining operations for the pre-commercial scale ROM operation and partially offset the cash that is projected to be used in operations and investing activities, we do not expect to generate net positive cash for the foreseeable future. Accordingly, we will be dependent on our unrestricted cash and other sources of cash to fund our business. As discussed in Note 25 - Subsequent Events in the Notes to the Consolidated Financial Statements, the Company raised gross proceeds of approximately $194.4 million in March 2022, before deduction of commissions and expenses, through the following equity financings:
•On March 14, 2022, the Company entered into the Subscription Agreements with two private investors pursuant to which the Company sold on March 15, 2022 an aggregate of 46,816,480 units, each unit consisting of one share of common stock and one warrant to purchase one share of common stock, at a purchase price of $1.193 per unit for total gross proceeds of $55.9 million.
•On March 15, 2022, the Company implemented an at-the-market offering program pursuant to which the Company has registered the offer and sale from time to time of its common stock have an aggregate offering price of up to $500.0 million of gross proceeds. The Company terminated the ATM Program on March 25, 2022 and announced that it had sold 89,553,602 shares of common stock under the ATM Program and generated aggregate gross proceeds before commissions and offering expenses of approximately $138.6 million.
In addition, the Company will continue to evaluate alternatives to raise additional capital necessary to fund the future development of the Hycroft Mine and will continue to explore other strategic initiatives to enhance stockholder value.
Historically, the Company has been dependent on various forms of debt and equity financing to fund its business. While the Company has been successful in the past raising funds through equity and debt financings, no assurance can be given that additional financing will be available to it in amounts sufficient to meet the Company’s needs or on terms acceptable to the Company. In the event that funds are not available, the Company may be required to materially change its business plans.
To avoid potential non-compliance with the Sprott Credit Agreement, the Company obtained a series of waivers and entered into amendments to the Sprott Credit Agreement. Please see Debt Covenants below and Note 25 - Subsequent Events in the Notes to the Consolidated Financial Statements for information regarding additional waivers received and modifications to the Sprott Credit Agreement.
Our future liquidity and capital resources management strategy entails a disciplined approach to monitor the timing and depth of any drilling, metallurgical and mineralogical studies and the continuation of processing the remaining leach pad inventory while attempting to remain in a position that allows us to respond to changes in our business environment, such as a decrease in metal prices or lower than forecasted future cash flows, and changes in other factors beyond our control. We have undertaken efforts aimed at managing our liquidity and preserving our capital resources by, among other things: (i) monitoring metal prices and the impacts (near-term and future) they have on our business and cash flows; (ii) ceasing open pit mining operations to reduce net cash outflows while continuing to process leach pad inventory until such time as it is no longer economic; (iii) reducing the size of our workforce to reflect the cessation of mining operations; (iv) controlling our working capital and managing discretionary spending; (v) reviewing contractor usage and rental agreements for more economic options, including termination of certain agreements in accordance with their terms; (vi) decreasing restricted cash balances that collateralize bonds, as available; and (vii) planning the timing and amounts of capital expenditures and drilling, metallurgical and mineralogical study costs at the Hycroft Mine and deferring such items that are not expected to benefit our near term operating plans. We have undertaken and continue to undertake additional efforts to: (i) monetize non-core assets and excess materials and supplies inventories; (ii) return excess rental and leased equipment; (iii) sell certain uninstalled grinding mills that are not expected to be needed for a future milling operation; (iv) selling other uninstalled grinding mills if the proceeds contribute to enhancing a future milling operation; and (v) work with existing debt holders to adjust debt service requirements. In addition, as of October 6, 2021, we entered into an agreement with Randy Buffington, our former Chairman, President and Chief Executive Officer to terminate $0.7 million in aggregate future cash payments in exchange for the termination of the remainder of his restrictive covenant of non-competition and issuance of up to 275,000 shares of our common stock.

Cash and liquidity
We have placed substantially all of our cash in operating accounts with a well-capitalized financial institution, thereby ensuring balances remain readily available. Due to the nature of our operations and the composition of our current assets, our Cash, Accounts receivable, and metal in Inventories represent substantially all of our liquid assets on hand. Additionally, we are provided with additional liquidity as ounces are recovered from the Ore on leach pads, processed into finished goods, and sold at prevailing spot prices to our customers.
The following table summarizes our projected sources of future liquidity, as recorded within the Consolidated Financial Statements (dollars in thousands):

	December 31, 2021	December 31, 2020
Cash	$12,342	$56,363
Accounts receivable	—	426
Metal in Inventories(1)	6,693	6,418
Ore on leach pads(2)	10,106	38,041
Total projected sources of future liquidity	$29,141	$101,248
(1)Metal in Inventories,contained approximately 3,849 recoverable ounces of gold that are expected to be sold within the next nine months. Assuming a gold selling price of $1,806 per ounce (the December 31, 2021 P.M. fix) and excluding any proceeds from silver sales, the sale of all gold ounces estimated to be recovered from our metal inventories would provide us with $7.0 million of revenue. See Note 4 - Inventories and Ore on Leach Pads to the Notes to the Consolidated Financial Statements for additional information.
(2)The current portion of Ore on leach pads contained approximately 7,130 ounces of gold that are expected to be processed into finished goods and then sold within the next 12 months. Assuming a gold selling price of $1,806 per ounce (the December 31, 2021 P.M. fix) and excluding any proceeds from silver sales, the sale of all gold ounces estimated to be recovered from our ore on leach pads would provide us with $12.9 million of revenue. See Note 4 - Inventories and Ore on Leach Pads to the Notes to the Consolidated Financial Statements for additional information.

The year ended December 31, 2021 compared to the year ended December 31, 2020
The following table summarizes our sources and uses of cash for the following periods (dollars in thousands):

	Year Ended December 31,
	2021	2020
Net loss	$(88,564)	$(136,392)
Net non-cash adjustments	30,829	76,809
Net change in operating assets and liabilities	20,697	(50,925)
Net cash used in operating activities	(37,038)	(110,508)
Net cash used in investing activities	(6,873)	(31,124)
Net cash (used in) provided by financing activities	(5,494)	188,705
Net (decrease) increase in cash	(49,405)	47,073
Cash and restricted cash, beginning of period	96,040	48,967
Cash and restricted cash, end of period	$46,635	$96,040
Cash used in operating activities
During the year ended December 31, 2021, we used $37.0 million of cash in operating activities primarily attributable to a net loss of $88.6 million, the cash impact of net loss was equal to $57.7 million, and $20.7 million provided by working capital, which included $29.0 million used to increase production-related inventories. The largest non-cash items included in net income during the year ended December 31, 2021 included Impairment charges of $17.3 million related to the Write-down of inventories and Impairment on equipment not in use, a $14.4 million gain from Fair value adjustments to warrants and Non-cash portion of interest expense of $16.8 million.
For the year ended December 31, 2020, we used $110.5 million of cash for operating activities primarily attributable to a net loss of $136.4 million, the cash impact of net loss was equal to $59.6 million, and $50.9 million used for working capital, including the operational ramp up following the 2019 restart of the Hycroft Mine using a net $43.8 million to increase production-related inventory balances. Cash outflows during the year ended December 31, 2020 were partially offset by certain non-cash expenses included in Net loss, including $38.8 million of non-cash interest expense and a $17.9 million Write-down of inventories
Cash used in investing activities
For the year ended December 31, 2021 and 2020, we used $6.9 million and $31.1 million, respectively, in investing activities. For the year ended December 31, 2021, expenditures included (i) $2.7 million for purchased equipment and refurbishments; (ii) $2.5 million spent for the leach pad expansion project (which excludes $0.7 million of capitalized interest) to complete construction to the appropriate point in which we believe there would be minimal risk of adverse impacts to the leach pad. For the year ended December 31, 2020, the majority of the capital expenditures related to construction of new leach pad space.
Cash (used in) provided by financing activities
During the year ended December 31, 2021 we repaid $5.4 million of the Additional Interest and principal which is classified as debt under the terms of our Sprott Credit Agreement. Cash provided by financing activities was $188.7 million for the year ended December 31, 2020, which included proceeds from financing instruments consummated in connection with the Recapitalization Transaction of $254.8 million, offset by principal payments on debt of $132.4 million and payments for legal and consulting fees related to the Recapitalization Transaction of $16.1 million.

Future capital and cash requirements
The following table provides our gross contractual cash obligations as of December 31, 2021, which are grouped in the same manner as they were classified in the cash flows in order to provide a better understanding of the nature of the obligations and to provide a basis for comparison to historical information. We believe the following provides the most meaningful presentation of near-term obligations expected to be satisfied using current and available sources of liquidity (dollars in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating activities:
Net smelter royalty(1)	$241,229	$229	$—	$—	$241,000
Remediation and reclamation expenditures(2)	70,100	—	—	—	70,100
Interest payments(3)	10,115	5,730	4,383	2	—
Crofoot royalty(4)	4,630	—	—	—	4,630
Financing activities:
Repayments of debt principal(5)	209,676	15,157	56,594	137,925	—
Additional interest payments(6)	7,699	2,200	5,499	—	—
Total	$543,449	$23,316	$66,476	$137,927	$315,730
(1)Under the Sprott Royalty Agreement, we are required to pay a perpetual royalty equal to 1.5% of the Net Smelter Returns from our Hycroft Mine, payable monthly that also includes an additional amount for withholding taxes payable by Sprott. Amounts presented above incorporate estimates of our current life-of-mine plan, and are based on consensus pricing for gold and silver. See Note 11 - Deferred Gain on Sale of Royalty to the Notes to the Consolidated Financial Statements for additional information.
(2)Mining operations are subject to extensive environmental regulations in the jurisdictions in which they are conducted and we are required, upon cessation of operations, to reclaim and remediate the lands that our operations have disturbed. The estimated undiscounted cash outflows of these remediation and reclamation obligations are reflected here. In the above presentation, no offset has been applied for the $59.3 million of our reclamation bonds or for the $34.3 million of cash collateral for those bonds included in Restricted Cash. See Note 7 - Restricted Cash to the Notes to the Consolidated Financial Statements for additional information.
(3)Under the Sprott Credit Agreement, we were required to pay interest beginning in the 13th month after the initial advance on May 29, 2020 to Sprott Private Resource Lending II (Collector), LP.
(4)We are required to pay a 4% net profits royalty, including advance minimum royalty payments of $120,000 in any year where mining occurs on the Crofoot claims and an additional minimum royalty of $120,000 if tons mined from the Crofoot claim blocks exceed 5.0 million tons. See Note 23 - Commitments and Contingencies to the Notes to the Consolidated Financial Statements. Amounts shown represent our current estimates of cash payment timing using consensus pricing for gold and silver.
(5)Repayments of principal on debt consists of amounts due under the Sprott Credit Agreement, the Subordinated Notes and notes payable for equipment purchases. Included in the repayment of the Subordinated Notes principal is interest that has been capitalized as payable in-kind on a quarterly basis, and on a monthly basis for the Sprott Credit Agreement for the first 12 months after the initial advance.
(6)Additional interest payments consist of repayments of additional interest under the Sprott Credit Agreement, commencing February 28, 2021 (with the first cash payment due three months after such date) and ending on the maturity date.

Debt covenants
Our debt agreements contain representations and warranties, events of default, restrictions and limitations, reporting requirements, and covenants that are customary for agreements of these types.
The Sprott Credit Agreement contains covenants that, among other things, restrict or limit the ability of the Company to enter into encumbrances (other than Permitted Encumbrances), incur indebtedness (other than Permitted Indebtedness), dispose of its assets (other than Permitted Disposals), pay dividends, and purchase or redeem shares, as such terms are defined in the Sprott Credit Agreement. The Sprott Credit Agreement requires the Company to ensure that, at all times, both its Working Capital and Unrestricted Cash are at least $10.0 million (subsequently reduced by the Waiver and Waiver Amendment discussed below), as such terms are defined in the Sprott Credit Agreement, and that at least every six months we demonstrate our ability to repay and meet all present and future obligations as they become due with a financial Model that uses consensus gold prices discounted by 5.0%, as such terms are defined in the Sprott Credit Agreement. The Subordinated Notes (as defined herein) include customary events of default, including those relating to a failure to pay principal or interest, a breach of a covenant, representation or warranty, a cross-default to other indebtedness, and non-compliance with security documents. As of December 31, 2021, the Company was in compliance with all covenants under its debt agreements.
On November 9, 2021, we entered into the November 2021 Waiver with Sprott Private Resource Lending II (Collector), LP (the “Lender”) of certain provisions of the Sprott Credit Agreement. Pursuant to the Waiver, the Lender has: (i) permitted the Company to cease active mining operations; and (ii) to reduce the amount of Unrestricted Cash required to be maintained by the Company from not less than $10.0 million to not less than $9.0 million for the period ending May 10, 2022.
Additionally, on February 28, 2022, we entered into the February 2022 Waiver and Amendment with the Lender of certain provisions of the Sprott Credit Agreement and the November 2021 Waiver. Pursuant to the February 2022 Waiver and Amendment, the Lender has (i) waived the Company’s obligation under the Sprott Credit Agreement to maintain at least $9.0 million of Unrestricted Cash on the last day of each calendar month during the period ending May 10, 2022 (the “Waiver Period”), provided that, the Company maintains at least $7.5 million of Unrestricted Cash on the last day of February 2022 and at least $9.0 million on the last day of each month thereafter during the Waiver Period; (ii) waived all obligations of the Company to prepay the facility with the net cash proceeds of any Mill Asset Sales (as defined in the Waiver and Amendment) until the earlier of (A) the date on which the Company completes a private placement or other offering or issuance of its equity securities (the “Offering Date”) and (B) March 31, 2022; and (iii) extended the payment due date for the additional February interest payment and the February principal payment pursuant to the Credit Agreement until the earlier of (A) the Offering Date and (B) March 31, 2022. Further, pursuant to the February 2022 Waiver and Amendment, any failure by the Company to comply with the terms of the preceding sentence shall constitute an immediate Event of Default under the Credit Agreement.
On March 11, 2022, the Company entered into the March 2022 Sprott Agreement with the Lender with respect to the Sprott Credit Agreement. As described in the March 2022 Sprott Agreement, the Company was contemplating the sale or issuance of its equity securities pursuant to one or more transactions to be completed on or before March 31, 2022 (the “Equity Financing Transactions”). Pursuant to the March 2022 Sprott Agreement, if the Equity Financing Transactions result (or are likely to result pursuant to definitive subscription underwriting and/or similar legally binding agreements) in the Company’s receipt of total gross cash proceeds (before deduction of fees and expenses) of at least $50 million on or before March 31, 2022 (the “Required Equity Amount”), the Lender and the Company will amend the principal repayment terms under the Credit Agreement such that no further scheduled payments of principal shall be required prior to May 31, 2025 (the “Maturity Date”) (i.e., there will be no required regular amortization payments of the Facility (as defined in the Credit Agreement) and the full principal balance of the Facility shall be due and payable in a single “bullet” payment on the Maturity Date). The consummation of the Private Placement Offering of Company securities as described under “Private Placement” above satisfied the condition in the March 2022 Sprott Agreement.
The March 2022 Sprott Agreement also provides that, in connection with the modification of the required facility amortization payments, the Company shall pay to the Lender an amount equal to $3.3 million, with such payment to be capitalized and added to the principal amount owing under the Sprott Credit Agreement and accrue interest at the same rate and upon the same terms as the existing loans under the Sprott Credit Agreement; provided, the payment or prepayment of such capitalized principal amount shall not be subject to the Prepayment Premium (as defined in the Sprott Credit Agreement) or any other penalty or premium.
On March 14, 2022, the Company reached an agreement in principle with the Lender with respect to the Sprott Credit Agreement to modify the terms of the Sprott Credit Agreement and other applicable loan documents. On March 30, 2022, the Company and Lender under the Sprott Credit Agreement entered into the Second A&R Agreement, which (a) extends the maturity date for all of the loans and other principal obligations under the Sprott Credit Facility by two years, to May 31, 2027; (b) provides for the Company to prepay principal under the facility in the amount of $10.0 million promptly upon the

Company’s receipt of cash proceeds from the Private Placement offering with American Multi-Cinema, Inc. and 2176423 Ontario Limited (the “Initial Equity Proceeds Prepayment”); (c) provides for the Company to prepay principal under the Sprott Credit Agreement in the amount of $13.9 million (representing 10% of the subsequent issuance of its equity interests consummated on or prior to March 31, 2022) (the “Subsequent Equity Proceeds Prepayments”); and (d) eliminates the prepayment premiums otherwise payable with respect to the Initial Equity Proceeds Prepayment, the Subsequent Equity Proceeds Prepayments and all future prepayments of principal under the Sprott Credit Facility. In addition, the Company’s obligations to prepay principal with proceeds of asset sales will be credited/offset by the aggregate amount of Initial Equity Proceeds Prepayment and the Subsequent Equity Proceeds Prepayments ($23.9 million), and to maintain a minimum amount of Unrestricted Cash (as defined in the Second A&R Agreement) is increased to $15.0 million. The Company (i) paid the previously deferred additional interest payment of $0.5 million, (ii) made the Initial Equity Proceeds Prepayment of $10.0 million and paid in kind a $3.3 million fee in connection with the modification and capitalized it to principal on March 16, 2022 and (iii) made the Subsequent Equity Proceeds Prepayment of $13.9 million on March 30, 2022; and after giving effect to such prepayments the outstanding principal balance under the Sprott Credit Agreement is estimated to be $57.9 million (before issuance discounts) including unpaid additional interest of approximately $7.1 million.
Off-balance sheet arrangements
As of December 31, 2021, our off-balance sheet arrangements consisted of a net profit royalty arrangement and a net smelter royalty arrangement (see Note 23 - Commitments and Contingencies to the Notes to the Consolidated Financial Statements).
Accounting Developments
For a discussion of any recently issued and/or recently adopted accounting pronouncements, see Note 2 - Summary of Significant Accounting Policies to the Notes to the Consolidated Financial Statements.
Critical Accounting Estimates
MD&A is based on our Consolidated Financial Statements, that have been prepared in accordance with GAAP. The preparation of these statements requires us to make assumptions and estimates that affect the reported amounts. We base our assumptions and estimates on historical experience and various other sources that we believe to be reasonable at the time our estimates are made. Actual results may differ from amounts estimated in these statements, and such difference could be material. As such, future events and their effects cannot be determined with certainty.
Although other estimates are used in preparing our financial statements, we believe that the following accounting estimates are the most critical to understanding and evaluating our reported financial results. For information on all of our significant accounting policies, see Note 2 - Summary of Significant Accounting Policies to the Notes to the Consolidated Financial Statements.
Ore on leach pads
Estimate Required:
The recovery of gold and silver at the Hycroft Mine is currently accomplished through a heap leach process, the nature of which limits our ability to precisely determine the recoverable gold ounces in Ore on leach pads. We estimate the quantity of recoverable gold ounces in ore on leach pads using surveyed volumes of material, ore grades determined through sampling and assaying of blastholes, and estimated recovery rates based on ore type and domain and level of oxidation actually achieved or expected to be achieved prior to leaching. The quantity of recoverable gold ounces and recovery rates varies based on ore mineralogy, steps in the leach process, ore grade, ore particle sizes and the percentage of cyanide soluble gold. The estimated recoverable gold ounces placed on the leach pads are periodically reconciled by comparing the related ore to the actual gold ounces recovered (metallurgical balancing). The ultimate recoverable gold ounces or life-of-mine recovery rate is unknown until mining operations cease. A change in the recovery rate or the quantity of recoverable gold ounces in our stockpiles or ore on leach pads could materially impact our financial statements.

Impact of Change in Estimate:
Changes in recovery rate estimates or estimated recoverable gold ounces that do not result in write-downs are accounted for on a prospective basis. If a write-down is required, ore on leach pads would be adjusted to market values before prospectively accounting for the remaining costs and revised estimated recoverable gold ounces. During the year ended December 31, 2021, we did not recognize any write-downs related to estimated ounces on our in-service leach pads.
At December 31, 2021, if our estimate of recoverable gold ounces on the leach pad decreased by 2.5% or 5.0%, recoverable gold ounces in Ore on leach pads would decrease by approximately 178 ounces or 357 ounces, respectively, which would require a write-down of $0.3 million or $0.5 million, respectively, of our Ore on leach pads costs before prospectively accounting for the remaining costs. A 2.5% or 5.0% increase to our estimate of recoverable gold ounces in Ore on leach pads would increase the estimated recoverable ounces by the aforementioned amounts and would not result in a change to our weighted average cost per ounce.
Impairment of long-lived assets
Estimate Required:
Our long-lived assets consist of Plant, equipment, and mine development, net. We review and evaluate our long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Events that may trigger a test for recoverability include, but are not limited to, significant adverse changes to projected revenues, costs, or future expansion plans or changes to federal and state regulations (with which we must comply) that may adversely impact our current or future operations. An impairment is determined to exist if the total projected future cash flows on an undiscounted basis are less than the carrying amount of a long-lived asset group. An impairment loss is measured and recorded based on the excess carrying value of the impaired long-lived asset group over fair value.
To determine fair value, we used a market-based approach for determining fair value based on sales transactions of comparable assets. Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. Our estimates of future cash flows from the potential sale of our assets are based on numerous assumptions that are consistent or reasonable in relation to transactions occurring in the market and actual future cash flows may be significantly different than the estimates as each are each subject to significant risks and uncertainties.
Impact of Change in Estimate:
The estimates and assumptions used to determine the fair value of our long-lived assets as of December 31, 2021 were based sales transactions of comparable assets. We compared the estimated $162.0 million estimated fair value, after allocating the fair value to other assets and liabilities, to the carrying value of our Plant, equipment, and mine development, net of $58.5 million, and given the large surplus between the estimated fair value of the Company and the carrying value of our Plant, equipment, and mine development, net a change in the estimates used in the mark-based approach would be unlikely to result in an impairment as of December 31, 2021.
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
Impact of Change in Estimate:
Based on our current proposed 34-year mine plan set forth in the 2019 Hycroft TRS, which we believe remains the best estimate for the life of mine, no significant reclamation activity will be made until 2047. However, if the significant reclamation activity were to begin in 2042 or 2045 our reclamation liability would increase by approximately $1.9 million and approximately $0.7 million, respectively.

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

Impact of Change in Estimate:

A $0.01 increase or decrease in the fair value estimate of 5-Year Private Warrants would increase or decrease the warrant liability, by $0.1 million with the offset in Other income (expense).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As the Company qualifies as smaller reporting company under Item 10(f) of Regulation S-K, quantitative and qualitative disclosures about market risk are not required, and such are omitted from this filing.

ITEM I. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Hycroft Mining Holding Corporation
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Hycroft Mining Holding Corporation (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2021; and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Emphasis of Matter
As discussed in Notes 2 and 25 to the consolidated financial statements, the Company entered into significant financing transactions subsequent to December 31, 2021. Our opinion is not modified with respect to this matter.
Basis for Opinion
The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Plante & Moran, PLLC
We have served as the Company’s auditor since 2015.
Southfield, Michigan
March 30, 2022

HYCROFT MINING HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

	December 31, 2021	December 31, 2020

Assets:
Cash	$12,342	$56,363
Accounts receivable	—	426
Income tax receivable - Note 17	1,530	—
Inventories - Note 4	11,069	12,867
Ore on leach pads - Note 4	10,106	38,041
Prepaids and other, net - Note 5	2,342	4,303
Current assets	37,389	112,000
Ore on leach pads - Note 4	—	7,243
Plant, equipment, and mine development, net - Note 6	58,484	60,223
Restricted cash - Note 7	34,293	39,677
Other assets - Note 5	600	13,483
Assets held for sale - Note 8	11,558	—
Total assets	$142,324	$232,626
Liabilities:
Accounts payable and accrued expenses	$9,430	$12,280
Debt, net - Notes 10, 20 and 25	16,666	5,120
Deferred gain on sale of royalty - Note 11	125	124
Other liabilities - Note 9	5,044	4,157
Current liabilities	31,265	21,681
Warrant liabilities - Notes 12 and 20	669	15,389
Debt, net - Notes 10, 20 and 25	143,638	142,665
Deferred gain on sale of royalty - Note 11	29,714	29,839
Asset retirement obligation - Note 13	5,193	4,785
Other liabilities - Note 9	339	1,650
Total liabilities	$210,818	$216,009
Commitments and contingencies - Note 23
Stockholders' (deficit) equity - Note 14:
Common stock, $0.0001 par value; 400,000,000 shares authorized; 60,433,395 issued and outstanding at December 31, 2021; and 59,901,306 issued and outstanding at December 31, 2020	$6	$6
Additional paid-in capital	540,823	537,370
Accumulated deficit	(609,323)	(520,759)
Total stockholders' (deficit) equity	(68,494)	16,617
Total liabilities and stockholders' (deficit) equity	$142,324	$232,626
The accompanying notes are an integral part of these consolidated financial statements.

HYCROFT MINING HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)

	Year Ended December 31,
	2021	2020
Revenues - Note 15	$110,734	$47,044
Cost of sales:
Production costs	102,750	41,688
Depreciation and amortization	8,544	2,894
Mine site period costs - Note 2	38,166	47,115
Write-down of inventories - Note 4	13,878	17,924
Total cost of sales	163,338	109,621
Operating expenses:
General and administrative	14,619	21,084
Projects, exploration and development	13,587	—
Write-off of deposit - Note 5	916	—
Accretion - Note 13	408	374
Impairment on equipment not in use - Notes 5 and 8	1,777	5,331
Loss from operations	(83,911)	(89,366)
Other expenses:
Interest expense, net of capitalized interest - Note 10	(20,593)	(43,458)
Fair value adjustment to warrants - Notes 12 and 20	14,426	(3,767)
Loss on sale of equipment	(16)	—
Interest income	—	199
Loss before income taxes	$(90,094)	$(136,392)
Income tax benefit - Note 17	1,530	—
Net loss	$(88,564)	$(136,392)

Loss per share:
Basic - Note 18	$(1.47)	$(3.92)
Diluted - Note 18	$(1.47)	$(3.92)
Weighted average shares outstanding:
Basic - Note 18	60,101,499	34,833,211
Diluted - Note 18	60,101,499	34,833,211
The accompanying notes are an integral part of these consolidated financial statements.

HYCROFT MINING HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2021	2020
Cash flows used in operating activities:
Net loss	$(88,564)	$(136,392)
Adjustments to reconcile net loss for the period to net cash used in operating activities:
Non-cash portion of interest expense	16,812	38,843
Non-cash (gain) loss on fair value adjustment for warrant liabilities - Note 12	(14,426)	3,767
Depreciation and amortization	8,429	5,849
Stock-based compensation - Note 16	2,264	2,380
Accretion - Note 13	408	374
Salary continuation and compensation costs - Note 9	—	2,116
Impairment charges and write-downs	17,326	23,255
Loss on sale of equipment	16	—
Phantom share compensation	—	225
Changes in operating assets and liabilities:
Accounts receivable	426	(329)
Income tax receivable	(1,530)	—
Production-related inventories	29,015	(43,756)
Materials and supplies inventories	(6,186)	(3,891)
Prepaids and other assets, net	1,690	(2,946)
Accounts payable and accrued expenses	(2,851)	372
Other liabilities	133	443
Interest payable	—	(818)
Net cash used in operating activities	(37,038)	(110,508)
Cash flows used in investing activities:
Additions to plant, equipment, and mine development	(6,990)	(33,439)
Proceeds from sales of equipment	117	2,315
Net cash used in investing activities	(6,873)	(31,124)
Cash flows (used in) provided by financing activities:
Principal payments on Sprott Credit Agreement	(5,405)	(1,158)
Principal payments on finance leases	(89)	—
Proceeds from Public Offering	—	83,515
Proceeds from private placement - Note 3	—	75,963
Proceeds from Sprott Credit Agreement - Notes 3 and 10	—	68,600
Proceeds from Sprott Royalty Agreement - Notes 3 and 11	—	30,000
Proceeds from forward purchase contract - Note 3	—	25,000
Proceeds from Recapitalization Transaction - Note 3	—	10,419
Proceeds from 1.25 Lien Note Issuances - Note 3	—	44,841
Proceeds from warrant exercise - Note 12	—	1
Repayment of First Lien Agreement - Note 3	—	(125,468)
Transaction and issuance costs - Note 3	—	(16,094)
Repayment of Promissory Note - Note 3	—	(6,914)
Net cash (used in) provided by financing activities	(5,494)	188,705
Net (decrease) increase in cash and restricted cash	(49,405)	47,073
Cash and restricted cash, beginning of period	96,040	48,967
Cash and restricted cash, end of period	$46,635	$96,040
Reconciliation of cash and restricted cash:
Cash	$12,342	$56,363
Restricted cash	34,293	39,677
Total cash and restricted cash	$46,635	$96,040
See Note 21 - Supplemental Cash Flow Information for additional details.
The accompanying notes are an integral part of these consolidated financial statements.

HYCROFT MINING HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(dollars in thousands)

	Common Stock(1)		Treasury Stock(1)		Additional Paid-in Capital(1)	Accumulated Deficit	Total Stockholders' (Deficit) Equity
	Shares	Amount	Shares	Amount
January 1, 2020	345,431	—	22,103	—	5,187	(444,438)	(439,251)
Conversion of Seller's 2.0 Lien Notes to common shares of Seller and distribution of HYMC common stock(2)	14,795,153	2	(22,103)	—	146,217	74,640	220,859
Exchange of Seller's 1.5 Lien Notes for HYMC common stock	16,025,316	2	—	—	160,252	(14,569)	145,685
Common shares issued in private placement	7,596,309	1	—	—	75,962	—	75,963
Exchange of Seller's 1.25 Lien Notes for HYMC common stock	4,845,920	—	—	—	48,459	—	48,459
Shares issued pursuant to forward purchase agreement with SPAC sponsor, including conversion of Class B shares, less fair value of 5-year Private Warrants	4,813,180	—	—	—	12,814	—	12,814
Unredeemed SPAC shares of MUDS public stockholders	1,197,704	—	—	—	3,723	—	3,723
Common shares issued pursuant to Sprott Credit Agreement	496,634	—	—	—	6,282	—	6,282
Common shares issued to underwriter	44,395	—	—	—	444	—	444
Vesting of restricted stock(3)	—	—	—	—	1,802	—	1,802
Equity issuance costs	—	—	—	—	(8,255)	—	(8,255)
Shares issued	101	—	—	—	1	—	1
Stock-based compensation costs	—	—	—	—	388	—	388
Private Warrants transferred to Public Warrants(4)	—	—	—	—	581	—	581
Shares issued pursuant to Public Offering	9,583,334	1	—	—	83,513	—	83,514
Shares issued under stock-based compensation program	157,829	—	—	—	—	—	—
Net loss	—	—	—	—	—	(136,392)	(136,392)
Balance at December 31, 2020	59,901,306	6	—	—	537,370	(520,759)	16,617
(1)Retroactively restated January 1, 2020 and March 31, 2020 for the reverse recapitalization as described in Note 2 - Summary of Significant Accounting Policies, and the restated reclassification of the Company's 5-Year Private Warrants as described in Note 12 - Warrant Liabilities.
(2)Includes 3,511,820 shares of HYMC common stock received by Seller that were surrendered by the Company.
(3)As of December 31, 2021 there were 21,256 unissued shares underlying restricted stock units that had vested but have not been converted into issued and outstanding shares of common stock.

	Common Stock(1)		Treasury Stock(1)		Additional Paid-in Capital(1)	Accumulated Deficit	Total Stockholders' (Deficit) Equity
	Shares	Amount	Shares	Amount
January 1, 2021	59,901,306	$6	—	$—	$537,370	$(520,759)	16,617
Stock-based compensation costs	—	—	—	—	2,185	—	2,185
Vesting of restricted stock units	394,589	—	—	—	765	—	765
Stock issuance - other - Note 9	137,500	—	—	—	209	—	209
5-Year Private Warrants transferred to 5-Year Public Warrants	—	—	—	—	294	—	294
Net loss	—	—	—	—	—	(88,564)	(88,564)
Balance at December 31, 2021	60,433,395	$6	—	$—	$540,823	$(609,323)	$(68,494)
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
The Company restarted pre-commercial scale open pit mining operations at the Hycroft Mine during the second quarter of 2019 and began producing and selling gold and silver during the third quarter of 2019. The Company's operating plan until November 2021 was primarily focused on developing the novel two-stage heap oxidation and leach process ("Novel Process") detailed in the Hycroft Technical Report Summary, Heap Leaching Feasibility Study, prepared in accordance with the requirements of the Modernization Rules, with an effective date of July 31, 2019 ("2019 Hycroft TRS"). Subsequent to November 2021, the Company's operating plan has been focused on advancing evaluations and developing technical studies for milling sulfide ore so that the Company can evaluate alternative processing technologies. Based upon the Company's findings in 2021, including an analysis completed by an independent third-party research laboratory and independent reviews by two metallurgical consultants, the Company does not believe the Novel Process, as currently designed in the 2019 Hycroft TRS, is economic at current metal prices or those metal prices used in the 2019 Hycroft TRS. Additionally, as announced on November 10, 2021, as a result of current and expected ongoing cost pressures for many of the reagents and consumables used at the Hycroft Mine, and the timeline for completing the updated technical studies in early 2022, the Company discontinued pre-commercial scale mining at its ROM operation. The Company will continue producing gold and silver from ore on the leach pads as long as it is economic and will right-size the workforce to meet ongoing operational requirements. In February 2022, Hycroft, along with its third-party consultants, completed and filed the Initial Assessment Technical Report Summary for the Hycroft Mine ("2022 Hycroft TRS") which included a mineral resource estimate utilizing a milling and acid pressure oxidation ("Acid POX") process for sulfide mineralization and heap leaching process for oxide and transition mineralization. The Company will continue to build on the work to date and investigate opportunities identified through progressing the technical and data analyses leading up to the 2022 Hycroft TRS and will provide an updated technical report at an appropriate time.
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

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
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
Liquidity
As of December 31, 2021, the Company had available cash on hand of $12.3 million and working capital of $6.1 million which, along with additional funds received subsequent to year-end, is expected to provide it with the necessary liquidity to fund its operating and investing requirements and future obligations as they become due within the next twelve months from the date of this filing.
While the Company expects to continue processing gold and silver ore on the leach pads after ceasing mining operations for the pre-commercial scale ROM operation and partially offset the cash that is projected to be used in its operations and investing activities, the Company does not expect to generate net positive cash from operations for the foreseeable future. Accordingly, the Company will be dependent on its unrestricted cash and other sources of cash to fund its business. As discussed in Note 25 - Subsequent Events, the Company raised gross proceeds of $194.4 million in March 2022 through the following equity financings:
•On March 14, 2022, the Company entered into subscription agreements with two private investors pursuant to which the Company agreed to sell an aggregate of 46,816,480 units at a purchase price of $1.193 per unit for total net proceeds of $55.9 million.
•On March 15, 2022, the Company implemented an at-the-market offering program pursuant to which the Company has registered the offer and sale from time to time of its common stock having an aggregate offering price of up to $500.0 million of gross proceeds. Under the at-the-market offering, the Company sold 89,553,602 shares of common stock for net proceeds of $138.6 million.
Also, as discussed in Note 25 - Subsequent Events, as a result of the equity financings above, the Company reached an agreement with the Lender (as hereinafter defined) with respect to the Sprott Credit Agreement which required the Company to prepay principal under the facility in the amount of $10.0 million following the Company’s receipt of the $55.9 million cash proceeds discussed above. In addition, the Company made the additional prepayment of $13.9 million on March 30, 2022.
In addition to the above equity financings, the Company will continue to evaluate alternatives to raise additional capital necessary to fund the future development of the Hycroft Mine and will continue to explore other strategic initiatives to enhance stockholder value.
Historically, the Company has been dependent on various forms of debt and equity financing to fund its business. While the Company has been successful in the past raising funds through equity and debt financings, no assurance can be given that additional financing will be available to it in amounts sufficient to meet the Company’s needs or on terms acceptable to the Company. In the event that funds are not available, the Company may be required to materially change its business plans.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
Use of estimates
The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in these financial statements and accompanying notes. The more significant areas requiring the use of management estimates and assumptions relate to: recoverable gold and silver ounces on stockpiles, leach pads and in-process inventories; timing of near-term ounce production and related sales; the useful lives of long-lived assets; probabilities of future expansion projects; estimates of mineral resources; estimates of life-of-mine production timing, volumes, costs and prices; current and future mining and processing plans; environmental reclamation and closure costs and timing; deferred taxes and related valuation allowances; estimates of the fair value of liability classified warrants, and estimates of fair value for asset impairments and financial instruments. The Company bases its estimates on technical analyses and measurements, historical experience and various other assumptions that are believed to be reasonable at the time the estimate is made. Actual results may differ from amounts estimated in these financial statements, and such differences could be material. Accordingly, amounts presented in these financial statements are not indicative of results that may be expected for future periods.
Cash
Cash consisted of cash balances as of December 31, 2021. The Company has not experienced any losses on cash balances and believes that no significant risk of loss exists with respect to its cash. As of December 31, 2021, and December 31, 2020, the Company held no cash equivalents.
Restricted cash
Restricted cash is held as collateral for surety bonds that the Company uses to fulfill financial assurance obligations related to reclamation activity (see Note 13 - Asset Retirement Obligation for further detail.) Restricted cash is excluded from cash and is listed separately on the Consolidated Balance Sheets. As of December 31, 2021, and December 31, 2020, the Company held $34.3 million and $39.7 million in restricted cash, respectively. See Note 7 - Restricted Cash for additional information.
Accounts receivable
Accounts receivable consists of amounts due from customers for gold and silver sales. The Company evaluates the customers’ credit risk, payment history and financial condition to determine whether an allowance for doubtful accounts is necessary. The Company did not have accounts receivable amounts outstanding as of December 31, 2021 and the Company did not have a recorded allowance for doubtful accounts as of December 31, 2020.
Inventories and Ore on Leach Pads
The Company’s production-related inventories include: (i) stockpiles; (ii) ore on leach pads; (iii) in-process inventories; and (iv) doré, off-site carbon and slag finished goods. Production-related inventories are carried at the lower of average cost or net realizable value per estimated recoverable gold ounce, which is computed for each category of production-related inventories at each reporting period.
Net realizable value represents the estimated future gold revenue of production-related inventories after adjusting for silver by-product revenue and deductions for further processing, refining, and selling costs. The estimated future revenue is calculated using sales prices based on the London Bullion Market Association’s (“LBMA”) quoted period-end gold prices. Estimates for silver revenue by-products credits is based on LBMA quoted period-end silver prices and deductions for estimated costs to complete reflect the Company’s historical experience and expected processing, refining and selling plans. Actual net realizable values for gold sales may be different from such estimates. Changes to inputs and estimates resulting from changes in facts and circumstances are recognized as a change in management estimate on a prospective basis.
Stockpiles
Stockpiles represent ore that has been extracted from the mine and is available for further processing. Stockpiles are subject to oxidation over time which can impact expected future recoveries depending on the process recovery method. The value of the stockpiles is measured by estimating the number of tons added and removed from the stockpiles, the number of contained ounces based on assay data, and the estimated metallurgical recovery rates based on the expected processing method. Costs are added to the value of the stockpiles based on current mining costs, including applicable overhead and depreciation and amortization relating to the Company's mining operations.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
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
Materials and supplies
Materials and supplies are valued at the lower of average cost or net realizable value. Cost includes applicable taxes and freight. The Company monitors its materials and supplies for turnover and obsolescence and records losses for excess and obsolete inventory, as appropriate.
Plant, equipment, and mine development, net
Expenditures for new facilities and equipment, and expenditures that extend the useful lives or increase the capacity of existing facilities or equipment are capitalized and recorded at cost. Such costs are depreciated using either the straight-line method over the estimated productive lives of such assets or the units-of-production method (when actively operating). For equipment and facilities that are constructed by the Company, interest is capitalized to the cost of the underlying asset while being constructed until such asset is ready for its intended use. See Note 6 - Plant, Equipment, and Mine Development, Net for additional information.
Mine development
Mine development costs include the cost of engineering and metallurgical studies, drilling and assaying costs to delineate an ore body, environmental permitting costs, and the building of infrastructure. Any of the above costs incurred before mineralization is classified as proven and probable mineral reserves are expensed.
Drilling, engineering, metallurgical, and other related costs are capitalized for an ore body where proven and probable reserves exist and the activities are directed at obtaining additional information on the ore body, converting non-reserve mineralization to proven and probable mineral reserves, infrastructure planning, or supporting the environmental impact statement and permitting activities. All other exploration drilling costs are expensed as incurred. Drilling costs incurred during the production phase for operational ore control are allocated to production-related inventories and upon the sale of gold ounces are included in Cost of sales on the Consolidated Statements of Operations.

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
Impairment of long-lived assets
The Company’s long-lived assets consist of Plant, equipment, and mine development, net. The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Events that may trigger a test for recoverability include, but are not limited to, significant adverse changes to projected revenues, costs, or future expansion plans or changes to federal and state regulations (with which the Company must comply) that may adversely impact the Company’s current or future operations. An impairment is determined to exist if the total projected future cash flows on an undiscounted basis are less than the carrying amount of a long-lived asset group. An impairment loss is measured and recorded based on the excess carrying value of the impaired long-lived asset group over fair value.
In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. The Company’s estimates of future cash flows and estimates of fair value are based on numerous assumptions and are subject to significant risks and uncertainties. See Note 6 - Plant, Equipment, and Mine Development, Net for additional information.
During the year ended December 31, 2021, the Company determined a triggering event had occurred, as a result of the Company ceasing mining operations and determining the Novel Process used in the 2019 Hycroft TRS was no longer expected to be economic. In addition, the 2022 Hycroft TRS did not include estimates of proven and probable reserves. As a result, the Company did not have a basis for projecting future cash flows on an undiscounted basis. The Company used a market-based approach for determining fair value based on sales transactions of comparable assets. Because the Company's estimated fair value of long-lived assets held and used exceeded their carrying value, the Company determined that, except for an impairment charge of $6.7 million recognized for capitalized Mine development, no additional impairments of long-lived assets were necessary at December 31, 2021. See Note 6 - Plant, Equipment, and Mine Development, Net for discussion of impairment of capitalized Mine development
Assets held for sale
The Company classifies long-lived assets or disposal groups to be sold as held for sale in the period in which all of the following criteria are met: (1) management, having the authority to approve the action, commits to a plan to sell the asset or disposal group; (2) the asset or disposal group is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets or disposal groups; (3) an active program to locate a buyer and other actions required to complete the plan to sell the asset or disposal group have been initiated; (4) the sale of the asset or disposal group is probable, and transfer of the asset or disposal group is expected to qualify for recognition as a completed sale within one year, except if events or circumstances beyond our control extend the period of time required to sell the asset or disposal group beyond one year; (5) the asset or disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (6) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.
The Company initially measures a long-lived asset or disposal group that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held-for-sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset or disposal group until the date of sale. The Company assesses the fair value of a long-lived asset or disposal group less any costs to sell each reporting period it remains classified as held for sale and report any subsequent changes as an adjustment to the carrying value of the asset or disposal group, as long as the new carrying value does not exceed the carrying value of the asset at the time it was initially classified as held for sale.
Upon determining that a long-lived asset or disposal group meets the criteria to be classified as held for sale, the Company ceases depreciation and reports long-lived assets and/or the assets and liabilities of the disposal group as Assets held for sale, in our Consolidated Balance Sheets.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
Deferred gain on sale of royalty
The Company's Deferred gain on sale of royalty is carried at amortized cost with reductions calculated by dividing actual gold and silver production by the estimated total life-of-mine production from proven and probable mineral reserves. Any updates to proven and probable mineral reserves or the estimated life-of-mine production profile would result in prospective adjustments to the amortization calculation used to reduce the carrying value of the royalty obligation. Amortization reductions to the Deferred gain on sale of royalty are recorded to Production costs which is included in Cost of sales. A portion of the Company’s Deferred gain on sale of royalty is classified as current based upon the estimated gold and silver expected to be produced over the next 12 months. The Deferred gain on sale of royalty and its embedded features do not meet the requirements for derivative accounting.
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
Revenue recognition
The Company recognizes revenue for gold and silver sales when it satisfies the performance obligation of transferring finished inventory to the customer, which generally occurs when the refiner notifies the customer that gold has been credited or irrevocably pledged to their account, at which point the customer obtains the ability to direct the use and obtain substantially all of the remaining benefits of ownership of the asset. The transaction amount is determined based on the agreed upon sales prices and the number of ounces delivered. Concurrently, the payment date is agreed upon, which is usually within one week of the sale date. The majority of sales are in the form of doré bars, but the Company also sells gold and silver laden carbon and slag, a by-product. All sales are final.
Mine site period costs
Mine site period costs are generally the result of costs related to activities at the Hycroft Mine that do not qualify for capitalization to production-related inventories or adjustments to production inventories that are the result of recurring or significant downtime or delays, unusually high levels of repairs, inefficient operations, overuse of processing reagents, inefficient cost-volume structures, or other costs and activities, and cannot be recorded to production-related inventories based on the threshold established by the calculation of the estimated net realizable value per ounce of gold, which incorporates estimated future processing, refining, and selling costs, as well as the value for silver by-product.

The following table summarize the components of Mine site period costs (dollars in thousands):

	Year Ended December 31,
	2021	2020
Production related costs	$36,512	$44,127
Capitalized depreciation and amortization	1,654	2,988
Total	$38,166	$47,115
Stock-based compensation
Stock-based compensation costs for non-employee Directors and eligible employees are measured at fair value on the date of grant. Stock-based compensation costs are charged to General and administrative on the Consolidated Statements of

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
Operations over the requisite service period. The fair value of awards is determined using the stock price on either the date of grant (if subject only to service conditions) or the date that the Compensation Committee of the Board of Directors establishes applicable performance targets (if subject to performance conditions). The Company records forfeitures as they occur. See Note 16 - Stock-Based Compensation for additional information.
Income taxes
The Company accounts for income taxes using the liability method, recognizing certain temporary differences between the financial reporting basis of the Company’s liabilities and assets and the related income tax basis for such liabilities and assets. This method generates either a net deferred income tax liability or asset for the Company, as measured by the statutory tax rates in effect at the anticipated time of reversal. The Company derives its deferred income tax provision or benefit by recording the change in either the net deferred income tax liability or asset balance for the year. See Note 17 - Income Taxes for additional information.
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
Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Certain financial instruments, including Cash, Restricted cash, Accounts receivable, Prepaids and other, net, and Accounts payable and accrued expenses, are carried at cost, which approximates their fair value due to the short-term nature of these instruments.  See Note 20 - Fair Value Measurements for additional information.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
Warrants
Warrant liabilities
The Company accounts for certain warrants to purchase shares of the Company’s common stock that were issued to the SPAC sponsor and/or underwriter in a private placement and/or pursuant to a forward purchase contract (the “5-Year Private Warrants”) that are not indexed to the Company’s own stock as Warrant liabilities at fair value on the Consolidated Balance Sheets. These warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of Other expenses on the Consolidated Statements of Operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the (i) exercise or expiration of the 5-Year Private Warrants or (ii) the transfer of any 5-Year Private Warrants to any person who is not a permitted transferee, at which time the warrant liability will be reclassified to Additional paid-in capital on the Consolidated Balance Sheets.
Equity classified warrants
Warrants that are considered indexed to the Company's own stock, which are not required to be recorded as a liability are measured at fair value at the date of issuance and included in Additional paid-in capital on the Consolidated Balance Sheets and do not require subsequent remeasurement of the fair value.
Projects, exploration and development
Costs incurred for exploration, development and other project related expenses that do not qualify for capitalization are expensed within Projects, exploration and development, which is included in Operating expenses on the Consolidated Statements of Operations. Projects, exploration and development costs include expenditures for: (i) publishing technical studies; (ii) conducting geological studies; (iii) oversight and project management; and (iv) drilling, engineering, and metallurgical activities related to exploration and development.
Recently adopted accounting pronouncements
In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-02, Leases ("ASU 2016-02"). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the consolidated statements of operations and classification within the consolidated statement of cash flows. In October 2019, the FASB issued ASU No. 2019-10, Financial Instruments - Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842) ("ASU 2019-10") that amends the effective date of ASU 2016-02 for emerging growth companies, such that the new standard is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022.
The Company early adopted this standard as of January 1, 2021 using the modified retrospective approach. The comparative information has not been adjusted and continues to be reported under the accounting standard in effect for those periods.
The new standard offers a number of optional practical expedients of which the Company elected the following:
Transition elections: The Company elected the land easements practical expedient whereby existing land easements were not reassessed under the new standard.
Ongoing accounting policy elections: The Company elected the short-term lease recognition exemption whereby right-of-use assets and lease liabilities will not be recognized for leasing arrangements with terms less than one year. The Company elected the practical expedient to not separate lease and non-lease components for the majority of its underlying asset classes.
Based on contracts outstanding at January 1, 2021, the adoption of the new standard resulted in the recognition of additional operating lease ROU assets and lease liabilities of $0.1 million, and finance lease ROU assets and lease liabilities of $0.3 million. ROU assets are included in Plant, equipment, and mine development, net on the Consolidated Balance Sheets, and lease liabilities are included in the non-current portion of Other liabilities on the Consolidated Balance Sheets. Adoption of this standard did not have a material impact to the Consolidated Statements of Operations or the Consolidated Statements of Cash Flows.

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
b.Pursuant to a forward purchase contract, the Company issued 3.125 million shares of common stock and 2.5 million warrants to purchase shares of common stock having substantially the same terms as the private placement warrants for gross cash proceeds of $25.0 million. The Company also converted 5.2 million shares of MUDS Class B common stock into the same number of shares of common stock, of which 3.5 million shares were surrendered to Seller as transaction consideration. The 2.5 million warrants were exercisable into 2.5 million shares at an exercise price of $11.50 per warrant. These warrants are included with the 5-Year Private Warrants because they cannot be mandatorily redeemed under the terms of the warrant agreement. Refer to Note 12 - Warrant Liabilities for further detail.
c.The Company received $10.4 million of cash proceeds from the SPAC trust associated with the 1.2 million shares of common stock that were not redeemed by the Company's public stockholders. Additionally, the Company has outstanding 27.9 million warrants to purchase shares of common stock at a price of $11.50 per share that were issued in a unit offering to the Company's public stockholders at the time of the SPAC’s initial public offering and the Company has outstanding 7.74 million warrants to purchase shares of common stock at a price of $11.50 per share that were sold to the Sponsor and underwriter, Cantor Fitzgerald & Co. These warrants are included with the 5-Year Private Warrants because they cannot be mandatorily redeemed under the terms of the warrant agreement. Refer to Note 12 - Warrant Liabilities for further detail.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
d.The Company assumed the obligations with respect to 12.7 million Seller Warrants (as defined herein), which Seller Warrants became exercisable to purchase shares of common stock at an exercise price as of July 1, 2020 and December 31, 2020, of $44.82 per share (see Note 12 - Warrant Liabilities). Since July 1, 2020, each Seller Warrant was exercisable into approximately 0.2523 shares of common stock for a total of 3,210,213 shares of common stock. The exercise price and the conversion factor were further adjusted during the year ended December 31, 2020 to an exercise price of $41.26 per share and each Seller Warrant was exercisable for 0.27411 shares of common stock for a total of 3,487,168 shares of common stock. Subsequently, as of January 19, 2021, the Seller Warrants were subject to a further adjustment to an exercise price of $40.31 per share and each Seller Warrant was exercisable for 0.28055 shares of common stock for a total of 3,569,051 shares of common stock. Refer to Note 12 - Warrant Liabilities for further detail.
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
c.After giving effect to the 1.5 Lien Notes’ 110% repurchase feature, $145.7 million of Seller’s 1.5 Lien Notes plus accrued and unpaid interest were exchanged, and subsequently cancelled, for 16.0 million shares of common stock (see Note 10 - Debt, Net).
d.Prior to close, a total of $221.3 million of Seller’s 2.0 Lien Notes were converted into 132.8 million shares of Seller common stock and, together with the existing 2.9 million shares of Seller’s common stock issued and outstanding, received transaction consideration of 15.1 million shares of common stock distributed by Seller, including 3.5 million surrendered shares received by Seller from the Company (see Note 10 - Debt, Net). The consideration initially received by Seller was promptly distributed to the its stockholders on a pro rata basis pursuant to Seller’s plan of dissolution.
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
b.The Company entered into the Royalty Agreement among Hycroft Mining Holding Corporation, its wholly subsidiary Hycroft Resources and Development, LLC and Sprott Private Resource Lending II (CO) Inc. ("Sprott Royalty Agreement"), pursuant to which the Company received $30.0 million of cash proceeds and incurred a 1.5% net smelter royalty payment obligation, payable monthly, relating to the Hycroft Mine’s monthly production (see Note 11 - Deferred Gain on Sale of Royalty).
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
c.The Company remitted $1.8 million of cash to holders of Seller’s deferred phantom units (see Note 20 - Fair Value Measurements) and paid $7.4 million of cash for additional transaction costs.

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

	Shares	Ownership %
Former Seller stockholders and affiliated entities	48,421,309	96.5%
Former MUDS public stockholders(1)	1,197,704	2.4%
Lender to Sprott Credit Agreement	496,634	1.0%
Cantor Fitzgerald & Co.	44,395	0.1%
Total shares issued and outstanding	50,160,042	100.0%
(1)Includes 200,000 shares held by Cantor.
4. Inventories and Ore on Leach Pads
The following table provides the components of Inventories and the estimated recoverable gold ounces therein (dollars in thousands):

	December 31, 2021		December 30, 2020
	Amount	Gold Ounces	Amount	Gold Ounces
Inventories, current:
Materials and supplies	$4,376	—	$6,449	—
Merrill-Crowe process plant	11	6	4,810	2,587
Carbon-in-column	3,493	2,044	299	166
Finished goods (doré and off-site carbon)	3,189	1,799	1,309	710
Inventories, non-current:
Stockpiles(1)	—	—	—	—
Total	$11,069	3,849	$12,867	3,463
(1)During 2021, the Company began stockpiling sulfide ore. The Company intends to use the stockpiles for testing or for future processing through a mill and subsequent oxidation process. As of December 31, 2021, stockpiles had a value of $Nil as the Company did not have established proven and probable mineral reserves.
As of December 31, 2021 and December 31, 2020, Merrill-Crowe process plant, carbon-in-column and finished goods inventories included $0.4 million and $0.3 million, respectively of capitalized depreciation and amortization costs.
The following table summarizes Ore on leach pads and the estimated recoverable gold ounces therein (dollars in thousands):

	December 31, 2021		December 31, 2020
	Amount	Gold Ounces	Amount	Gold Ounces
Ore on leach pads, current	$10,106	7,130	$38,041	21,869
Ore on leach pads, non-current	—	—	7,243	4,164
Total	$10,106	7,130	$45,284	26,033
As of December 31, 2021 and December 31, 2020, the current portion of Ore on leach pads included $0.6 million and $1.8 million, respectively of capitalized depreciation and amortization costs. Additionally, as of December 31, 2020 the non-current portion of Ore on leach pads included $0.4 million of capitalized depreciation and amortization costs.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
Write-down of inventories
The Company recognized a Write-down of inventories on the Consolidated Statements of Operations of $13.9 million for the year ended December 31, 2021 related to the following:
•A write-down of the non-current portion of Ore on leach pads of $5.5 million for Production costs and $0.4 million of capitalized depreciation and amortization costs related to 3,612 ounces of gold contained in the over liner material on the new larger leach pad which the Company began constructing in 2020. As the 2022 Hycroft TRS does not include proven and probable mineral reserves, it was determined that the recoverability of these ounces is dependent upon additional work and technical studies and, as a result, it was determined that the ounces and related capitalized amounts should be written-off.
•A write-down of Inventories of $5.9 million for obsolete and slow moving materials and supplies inventories. As a result of ceasing mining operations, it was determined that certain materials and supplies were not expected to be used in the next 12 months and, accordingly, a reserve was placed against these items.
•A loss of $2.1 million related to a firm purchase commitment for crusher liners that the Company agreed to purchase under consignment over a period of three years beginning in August 2020. This loss relates to the unfulfilled commitment obligation and has been reduced to reflect the Company's negotiated settlement with the supplier and the Company has reflected the $2.1 million obligation in Accounts payable and accrued expenses on the Consolidated Balance Sheets.
In addition, the estimated recoverable gold ounces placed on the in-service leach pads are periodically reconciled by comparing the related ore contents to the actual gold ounces recovered (metallurgical balancing). As the Company did not experience a reduction in ounces expected to be recovered from its in-service leach pads during 2021, the Company did not record a Write-down of inventories related to our current Ore on leach pads inventories during the year ended December 31, 2021.
During the year ended December 31, 2020, the Company recognized a Write-down of inventories on the Consolidated Statements of Operations of $17.9 million based on metallurgical balancing results, the Company determined that 6,512 ounces of gold that had been placed on the in-service leach pads were no longer recoverable and recognized a Write-down of inventories on the Consolidated Statements of Operations, which included Production costs of $16.7 million and capitalized depreciation and amortization costs of $1.2 million. The write-off of ounces during the year ended December 31, 2020 was primarily due to mismanagement of the oxidation process, improper adjustments to variables in the oxidation process for changes in the ore type based on domain, and improper solution management. As a result, the Company determined it would recover less gold ounces than planned for those sections of the in-service leach pads.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
5. Prepaids and Other, Net
The following table provides the components of Prepaids and other, net and Other assets (dollars in thousands):

	December 31, 2021	December 31, 2020
Prepaids and other, net
Prepaids
Insurance	$1,014	$1,847
Mining claims and permitting fees	891	417
License fees	186	259
Equipment mobilization	—	423
Other	56	252
Deposits	195	1,105
Total	$2,342	$4,303

Other assets
Equipment not in use	$—	$12,238
Royalty - advance payment	600	360
Prepaid supplies inventory	—	885
Total	$600	$13,483
Deposits
During the year ended December 31, 2021, the Company determined that additional equipment was no longer expected to be purchased under the current mine plan. Accordingly, a full reserve was applied against a $0.9 million deposit previously paid by the Company to an equipment supplier.
Equipment not in use
As of December 31, 2021, the Company has reclassified the equipment not in use to Assets held for sale on the Consolidated Balance Sheets. See Note 8 - Assets Held for Sale.
As of December 31, 2020, equipment not in use was classified as Other assets and included three ball mills, one SAG mill, one regrind mill, and related motors and components that were previously purchased by a predecessor of the Company. During the second quarter of 2020, the Company engaged an international equipment broker to advertise equipment not in use for potential sale. As a result of the sale of a SAG mill along with updated estimates of fair value less selling costs, the Company recorded an adjustment of $5.3 million to the carrying value during the third quarter of 2020 to reflect the fair market value of the equipment not in use.
Prepaid supplies inventory
The Company has multiple inventory consignment agreements with certain of its suppliers of parts used in the crushing, drilling, and blasting processes that require the supplier to maintain a specified inventory of replacement parts and components that are exclusively for purchase and use at the Hycroft Mine. As part of the agreements, the Company is required to make certain payments in advance of receiving such consignment inventory at the mine site. The Company records advance payments as prepaid supplies inventory within Other assets until such inventory is received, at which point, the amounts are reclassified to Inventories. As of December 31, 2021 the Company had reclassified its prepaid supplies inventory to Inventories.
Royalty - advance payment
As of December 31, 2021, royalty-advance payments included annual advance payments for a portion of the Hycroft Mine that is subject to a mining lease requiring a 4% net profit royalty be paid to the owner of certain patented and unpatented mining claims. Refer to Note 23 - Commitments and Contingencies for further detail.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
6. Plant, Equipment, and Mine Development, Net
The following table provides the components of Plant, equipment, and mine development, net (dollars in thousands):

	Depreciation Life or Method	December 31, 2021	December 31, 2020
Leach pads	Units-of-production	$17,431	$17,432
Process equipment	5 - 15 years	17,735	16,065
Buildings and leasehold improvements	10 years	9,280	10,507
Mine equipment	5 - 7 years	6,224	5,961
Vehicles	3 - 5 years	1,454	991
Furniture and office equipment	7 years	330	322
Mine development	Units-of-production	—	756
Construction in progress and other		35,794	33,222
		$88,248	$85,256
Less, accumulated depreciation and amortization		(29,764)	(25,033)
Total		$58,484	$60,223
Leach pads
The Company has historically recorded depreciation on its production leach pads by dividing the monthly ounce production by the estimated proven and probable mineral reserves included in its technical reports. As the Company ceased mining activities in November 2021 and no longer reports proven and probable mineral reserves for the Hycroft Mine, the Company estimated the remaining leach pad life based on available capacity in tons. As a result of this change in estimate, the Company recorded additional depreciation expense of $1.7 million for the year ended December 31, 2021.
Mine development
During the year ended December 31, 2021, the Company determined the previously capitalized mine development costs for drilling and additional studies related to it proven and probable mineral reserves reported under the 2019 Hycroft TRS no longer qualified for capitalization. As a result, the Company recorded an impairment charge of $6.7 million related to metallurgical testing and drill work previously capitalized that is included in Projects and development on the Consolidated Statements of Operations.
Construction in progress and other
The primary project included in construction in progress at December 31, 2021 was construction of a new larger leach pad, which continued through February 2021 at which time construction was suspended ($3.2 million, including $0.7 million of capitalized interest), resulting in construction costs for the new larger leach pad of $34.1 million since commencing construction in 2020.
7. Restricted Cash
The following table provides the components of Restricted cash (dollars in thousands):

	December 31, 2021	December 31, 2020
Reclamation and other surety bond cash collateral	$34,293	$39,677
As of December 31, 2021, our surface management surety bonds totaled $59.3 million, of which $58.3 million secures the financial assurance requirements for the Hycroft Mine, and $1.0 million secures the financial assurance requirements for the adjacent water supply well field and exploration project, which were partially collateralized by the Restricted cash shown above. During the year ended December 31, 2021 the Company replaced certain surety bonds with new surety bonds with lower cash collateral requirements, resulting in an approximate $5.4 million reduction in restricted cash.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
8. Assets Held For Sale
The following table summarizes the Company's Assets held for sale by asset class as of December 31, 2021 and 2020 (dollars in thousands):

	December 31, 2021	December 31, 2020
Equipment not in use	$11,163	$—
Mine equipment	125	—
Materials and supplies	270	—
Total	$11,558	$—
The Assets held for sale are being marketed for sale and the Company has received interest from potential purchasers. It is the Company's intention to complete the sales of these assets within the upcoming year. During the year ended December 31, 2021, the Company determined that the carrying value of its Assets held for sale was higher than the estimated fair value and, as a result, the Company recorded an impairment charge of $1.8 million related to the difference between the carrying value of its Assets held for sale and the estimated fair value .
9. Other Liabilities
The following table summarizes the components of current and non-current portions of Other liabilities (dollars in thousands):

	December 31, 2021	December 31, 2020
Other liabilities, current
Accrued compensation	$2,641	$1,560
Salary continuation payments	935	1,215
Restricted stock units	714	913
Deferred payroll tax liability	471	436
Excise tax liability	268	—
Accrued directors' fees	15	33
Total	$5,044	$4,157

Other liabilities, non-current
Lease liability
Finance lease liability	$286	—
Operating lease liability	53	$—
Salary continuation payments	—	1,145
Deferred payroll tax liability	—	505
Total	$339	$1,650
Accrued compensation
Accrued compensation reflects amounts for pay earned by not yet due, amounts for accrued and unused vacation pay, and accrued incentive compensation.
Salary continuation payments
The Company has entered into separation agreements with former executives that provide for, among other things, continuation of such former executives' salaries and certain benefits for periods of 12-24 months from the date of separation.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
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
Deferred payroll tax liability
Under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the Company has deferred payment of certain employer payroll taxes, with 50% due December 31, 2022.
Excise tax liability
A new mining excise tax applied to gross proceeds became effective on July 1, 2021 following the passing of Assembly Bill 495 at the Nevada Legislative Session ended on May 31, 2021. The new excise tax is a tiered tax, with a highest rate of 1.1% and the first payment expected in April 2022.
The bill does not take into consideration expenses or costs incurred to generate gross proceeds. Therefore, this tax will be treated as a gross receipts tax and not as a tax based on income. As a result, this new tax will be reported as a component of Cost of sales and not as income tax expense. As of December 31, 2021, the Company has accrued $0.3 million related to the annual excise tax.
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
As a result of the receipt of the Waiver, as of December 31, 2021, the Company was in compliance with all covenants under its debt agreements. Refer to Note 25 - Subsequent Events for further details on the Company's debt covenants and changes to the Company's debt agreements.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
Debt balances
The following table summarizes the components of Debt, net (dollars in thousands):

	December 31, 2021	December 31, 2020
Debt, net, current:
Sprott Credit Agreement	$17,223	$5,274
Note payable	115	—
Less, debt issuance costs	(672)	(154)
Total	$16,666	$5,120

Debt, net, non-current:
Subordinated Notes	$93,599	$84,797
Sprott Credit Agreement (1)	51,809	61,894
Note payable	345	—
Less, debt issuance costs	(2,115)	(4,026)
Total	$143,638	$142,665
(1) Non-current portion of the Sprott Credit Agreement as of the years ended December 31, 2021 and 2020 is presented net of original issue discount of 10.0 million and $14.7 million, respectively.
The following table summarizes the Company's contractual payments of Debt, net, including current maturities, for the four years subsequent to December 31, 2021 (dollars in thousands):

2022	17,338
2023	24,879
2024	24,864
2025	106,034
Total	173,115
Less, original issue discount, net of amortization ($7.0 million)	(10,024)
Less, debt issuance costs, net of amortization ($2.1 million)	(2,787)
Total debt, net	$160,304

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements

Sprott Credit Agreement
On October 4, 2019, the Company, as borrower, certain subsidiaries of the Company, as guarantors, and Sprott Private Resource Lending II (Collector), LP. (“Lender”), as arranger, executed a secured multi-advance term credit facility pursuant to which Lender committed to make, subject to certain conditions set forth therein, term loans in an aggregate principal amount up to $110.0 million. On May 29, 2020, the Company entered into the Sprott Credit Agreement to update the conditions precedent and effect certain other changes to conform to the details of the business combination. On May 29, 2020, at the consummation of the Recapitalization Transaction, the Company borrowed $70.0 million under the Sprott Credit Agreement, which was equal to the amount available under the first and second tranches, and issued to Lender 496,634 shares of common stock, which was equal to 1.0% of the Company’s post-closing shares of common stock outstanding. The Company paid an original issuance discount equal to 2.0% ($1.4 million) of the amount borrowed. The Company does not believe it is currently able to borrow under the third and final $40.0 million tranche of the Sprott Credit Agreement due to its inability to satisfy applicable conditions and production milestones required by certain conditions precedent to borrowing.
As it relates to the $62.3 million initially recorded for the Sprott Credit Agreement on the May 29, 2020 closing of the Recapitalization Transaction, the Company recorded $70.0 million for the stated amount of the borrowing itself, $9.3 million for the additional interest payment obligation, and a $17.0 million discount (inclusive of the $1.4 million original issuance discount), which will be amortized to Interest expense, net of capitalized interest using the effective interest method over the term of the Sprott Credit Agreement. As of December 31, 2021, the interest rate charged on the outstanding principal balance of the Sprott Credit Agreement was 8.5%. Using the closing price of $12.65 per share of common stock on the Recapitalization Transaction date, the Company also recorded $6.3 million to Additional paid-in capital for the 496,634 shares of common stock issued to the Lender.
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
The Company was required to make principal repayments beginning on August 31, 2021 and on the last business day every three months thereafter. The first four principal repayments are equal to two and one-half percent (2.5%) of the outstanding principal amount of the Sprott Credit Agreement on May 31, 2021 (including all capitalized interest thereon, if any, but excluding the principal repayment then due). All subsequent principal repayments are equal to seven and one-half (7.5%) of the outstanding principal amount of the Sprott Credit Agreement on May 31, 2021 (including all capitalized interest thereon, if any, but excluding the principal repayment then due). The entire outstanding balance of the Sprott Credit Agreement, together with all unpaid interest and fees (including all capitalized interest, if any), is due on the day that is five years from the last day of the month of the initial closing date, which shall be no later than May 31, 2025, the maturity date. The Company reviewed the features of the Sprott Credit Agreement for embedded derivatives, and determined no such instruments exist.
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
The Company is required to make prepayments of its outstanding principal balance equal to 50% or 100% of the proceeds received as outlined in the Sprott Credit Agreement. On October 31, 2020, the Company completed the sale of a SAG mill that was not in use for net proceeds of $2.3 million, of which $1.2 million was repaid in accordance with the Sprott Credit Agreement. See Note 25 - Subsequent Events for additional information related to repayment terms for the Sprott Credit Agreement.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
Subordinated Notes
In connection with the business combination and pursuant to a 1.25 Lien Exchange Agreement, on May 29, 2020, the Company assumed $80.0 million in aggregate principal amount of Seller’s 1.25 Lien Notes that were exchanged as part of the Recapitalization Transaction (the "Subordinated Notes”). The Subordinated Notes are secured and subordinate in priority to the obligations under the Sprott Credit Agreement. The Subordinated Notes bear interest at a rate of 10.0% per annum, payable in-kind on a quarterly basis. The principal on the new Subordinated Notes is due December 1, 2025. See Note 25 - Subsequent Events for additional information related to repayment terms for the Subordinated Notes.
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

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
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
Interest expense, net of capitalized interest
The following table summarizes the components of recorded Interest expense, net of capitalized interest (dollars in thousands):

	Years Ended December 31,
	2021	2020
Sprott Credit Agreement	$10,997	$6,009
Subordinated Notes	8,803	4,797
Amortization of debt issuance costs	1,394	1,972
Other interest expense	53	40
2.0 Lien Notes	—	12,902
1.5 Lien Notes	—	8,635
1.25 Lien Notes	—	6,218
First Lien Agreement	—	4,575
Promissory Note	—	141
Capitalized interest	(654)	(1,831)
Total	$20,593	$43,458
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
11. Deferred Gain on Sale of Royalty
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
The Company had the right to repurchase up to 33.3% (0.5% of the 1.5% royalty) of the royalty on each of the first and second anniversaries from May 29, 2020. The Company did not exercise its right to repurchase 0.5% on the first anniversary and waived its right to the repurchase on the second anniversary (see Note 25 - Subsequent Events below). The Sprott Royalty Agreement is secured by a first priority lien on certain property of the Hycroft Mine, including: (1) all land and mineral claims, leases, interests, and rights; (2) water rights, wells, and related infrastructure; and (3) stockpiles, buildings, structures, and facilities affixed to, or situated on, the Hycroft Mine, which ranks senior to security interests and liens granted pursuant to the Sprott Credit Agreement. In addition to the terms generally described above, the Sprott Royalty Agreement contains other terms and conditions commonly contained in royalty agreements of this nature.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
During the year ended December 31, 2021, the Company recorded amortization of its Deferred gain on sale of royalty of approximately $0.1 million, and made payments under the Sprott Royalty Agreement of $2.3 million, which are included in Cost of sales on the Consolidated Statements of Operations. As of December 31, 2021, the Company included $0.1 million of the Deferred gain on sale of royalty in Current liabilities on its Consolidated Balance Sheets based upon the estimated gold and silver expected to be produced over the next 12 months, using the forecasted ounces expected to be produced during 2022.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
12. Warrant Liabilities
The following table summarizes the Company's outstanding warrants included in Warrant liabilities on the Consolidated Balance Sheets (dollars in thousands):

	Balance at January 1, 2021		Fair Value Adjustments(1)		Transfers to an Unrelated Third Party		Balance at December 31, 2021
	Warrants	Amount	Warrants	Amount	Warrants	Amount	Warrants	Amount
Warrant liabilities
5-Year Private Warrants	9,888,415	$15,326	—	$(14,368)	(409,585)	$(294)	9,478,830	$664
Seller Warrants	12,721,901	63	—	(58)	—	—	12,721,901	5
Total	22,610,316	$15,389	—	$(14,426)	(409,585)	$(294)	22,200,731	$669

	Balance at January 1, 2020		Warrant Issuances		Fair value adjustments(1)		Transfers to an Unrelated Third Party		Balance at December 31, 2020
	Warrants	Amount	Warrants	Amount	Warrants	Amount	Warrants	Amount	Warrants	Amount
Warrant liabilities
5-Year Private Warrants	—	$—	10,240,000	$12,185	—	$3,722	(351,585)	$(581)	9,888,415	$15,326
Seller Warrants	12,721,901	18	—	—	—	45	—	—	12,721,901	63
Total	12,721,901	$18	10,240,000	$12,185	—	$3,767	$(351,585)	$(581)	22,610,316	$15,389
(1)Liability classified warrants are subject to fair value remeasurement at each balance sheet date in accordance with ASC 814-40, Contracts on Entity's Own Equity. As a result, fair value adjustments related exclusively to the Company's liability classified warrants. Refer to Note 20 - Fair Value Measurements for further detail on the fair value of the Company's liability classified warrants.
The following table summarizes additional information on the Company's outstanding warrants:

	Exercise Price	Exercise Period	Expiration Date	Warrants Outstanding
Warrant liabilities
5-Year Private Warrants	$11.50	5 years	May 29, 2025	9,478,830
Seller Warrants	40.31	7 years	October 22, 2022	12,721,901

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
Warrant liabilities
5-Year Private Warrants
Prior to the Recapitalization Transaction, MUDS issued 7,740,000 warrants to purchase 7,740,000 shares of common stock, and concurrently with the Recapitalization Transaction, the Company issued 2,500,000 private placement warrants as part of a forward purchase unit offering (collectively, the "5-Year Private Warrants"). Refer to Note 3 - Recapitalization Transaction for further detail on the Recapitalization Transaction. The 5-Year Private Warrants cannot be redeemed and can be exercised on a cashless basis if the 5-Year Private Warrants are held by the initial purchasers or their permitted transferees. If the 5-Year Private Warrants are transferred to someone other than the initial purchasers or their permitted transferees (i.e. transferred to an "Unrelated Third Party"), such warrants become redeemable by the Company under substantially the same terms as the 5-Year Public Warrants. Since the original issue of private warrants, transfers to an Unrelated Third Party totaled 761,170, including 351,585 and 409,585 in the year ended December 31, 2020 and 2021, respectively, and therefore became classified as 5-Year Public Warrants.
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
Under the Seller Warrant Agreement, certain adjustments are required to be made to: (i) the exercise price of each Seller Warrant; and (ii) the number of shares of common stock issuable upon exercise of each Seller Warrant upon issuing shares of common stock to “Restricted Persons” as defined in the Seller Warrant Agreement. As of December 31, 2021, the exercise price of each Seller Warrant was $40.31 per share of common stock and the number of shares of common stock issuable upon exercise of each Seller Warrant was 0.28055. As a result, an aggregate of 3,569,129 shares of common stock are issuable upon exercise of the 12,721,901 outstanding Seller Warrants. The Seller Warrants are listed on the Nasdaq Capital Market under the symbol "HYMCZ".
13. Asset Retirement Obligation ("ARO")
The following table summarizes changes in the Company’s ARO (dollars in thousands):

	December 31, 2021	December 31, 2020
Balance, beginning of period	$4,785	$4,374
Accretion expense	408	374
Changes in estimates	—	37
Balance, end of period	$5,193	$4,785
During the year ended December 31, 2021, the Company did not incur any additional reclamation obligations associated with additional disturbances, or other regulatory requirements. The Company estimates that no significant reclamation expenditures associated with the ARO will be made until 2047 and that reclamation work will be completed by the end of 2065. During the year ended December 31, 2021, there were no events or changes to the Company's regulatory environment or new or additional disturbances that would require a change to the Company's ARO due to changes in estimates. As a result, the Company did not record any adjustments to the ARO.
14. Stockholders' Equity
Following the May 29, 2020 Recapitalization Transaction, the total number of shares of all classes of capital stock that the Company has authority to issue is 410,000,000, of which 400,000,000 are common stock, par value $0.0001 per share, and 10,000,000 are preferred stock par value $0.0001 per share. The designations, powers, privileges and rights, and the qualifications, limitations or restrictions thereof in respect to each of our class of capital stock are discussed below.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
Common stock
As of December 31, 2021, there were 60,433,395 shares of common stock issued and outstanding. Each holder of common stock is entitled to one vote for each share of common stock held by such holder. The holders of common stock are entitled to the payment of dividends and other distributions as may be declared from time to time by the Board of Directors in accordance with applicable law and to receive other distributions from the Company. See Note 25 - Subsequent Events for details related to issuances of shares of common stock that occurred in March 2022.
Preferred stock
As of December 31, 2021, there were no shares of preferred stock issued and outstanding.
Dividend policy
The Company’s credit facility under the Sprott Credit Agreement contains provisions that restrict its ability to pay dividends. For additional information see Note 10 - Debt, Net.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
Warrants
The following table summarizes the Company's outstanding warrants included in Additional paid-in capital on the Consolidated Balance Sheets (dollars in thousands):

	Balance at January 1, 2021		Warrant Issuances		Exercises of warrants		Transfers from an Unrelated Third Party		Balance at December 31, 2021
	Warrants	Amount	Warrants	Amount	Warrants	Amount	Warrants	Amount	Warrants	Amount
Equity classified warrants
5-Year Public Warrants	24,401,483	$28,618	—	$—	—	$—	409,585	$294	24,811,068	$28,912
Public Offering Warrants	9,583,334	12,938	—	—	—	—	—	—	9,583,334	12,938
Total	33,984,817	$41,556	—	$—	—	$—	$409,585	$294	33,984,918	$41,850

	Balance at January 1, 2020		Warrant Issuances		Exercises of warrants		Transfers from an Unrelated Third Party		Balance at December 31, 2020
	Warrants	Amount	Warrants	Amount	Warrants	Amount	Warrants	Amount	Warrants	Amount
Equity classified warrants
5-Year Public Warrants	20,800,000	$25,100	3,249,999	$2,938	(101)	$(1)	351,585	$581	24,401,483	$28,618
Public Offering Warrants	—	—	9,583,334	12,938	—	—	—	$—	9,583,334	$12,938
Total	20,800,000	$25,100	12,833,333	$15,876	(101)	$(1)	$351,585	$581	33,984,817	$41,556
The following table summarizes additional information on the Company's outstanding warrants:

	Exercise Price	Exercise Period	Expiration Date	Warrants Outstanding
Equity classified warrants
5-Year Public Warrants	$11.50	5 years	May 29, 2025	24,811,068
Public Offering Warrants	10.50	5 years	October 6, 2025	9,583,334

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
5-Year Public Warrants
Prior to the Recapitalization Transaction, MUDS issued 20,800,000 units, with each unit consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $11.50 per share for a period of five years from the May 29, 2020 Recapitalization Transaction (the "IPO Warrants"), and concurrently with the Recapitalization Transaction, the Company issued 3,249,999 warrants upon substantially the same terms as part of a backstop unit offering at an exercise price of $11.50 per share for a period of five years from the issuance date (the "Backstop Warrants" and collectively with the IPO Warrants, the "5-Year Public Warrants"). During the years ended December 31, 2021 and 2020, 409,585 and 351,585, respectively, 5-Year Private Warrants were transferred from a 5-Year Private Warrant holder to an Unrelated Third Party and, accordingly those warrants are now included with the 5-Year Public Warrants. The Company has certain abilities to call the 5-Year Public Warrants if the last reported sale price of common stock equals or exceeds $18.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period. As of December 31, 2021, the Company had 24,811,068 5-Year Public Warrants outstanding. The 5-Year Public Warrants (other than the Backstop Warrants) are listed for trading on the Nasdaq Capital Market under the symbol "HYMCW". See Note 3 - Recapitalization Transaction for additional details on transactions to which the 5-Year Public Warrants were issued.
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
15. Revenues
The table below is a summary of the Company’s gold and silver sales (dollars in thousands):

	Years Ended December 31,
	2021		2020
	Amount	Ounces Sold	Amount	Ounces Sold
Gold sales	$100,532	56,045	$44,279	24,892
Silver sales	10,202	397,546	2,765	136,238
Total	$110,734		$47,044
While the Company is not obligated to sell any of its gold and silver to one customer, the majority of gold and silver sales during both of the years ended December 31, 2021 and 2020 were to two customers, Customer A and Customer B. For the year ended December 31, 2021, approximately 90.4% of revenue was attributable to sales to Customer A and approximately 9.6% of revenue was attributable to Customer B. For the year ended December 31, 2020, approximately 88.6% of revenue was attributable to sales to Customer A and approximately 11.4% of revenue was attributable to sales to Customer B.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
16. Stock-Based Compensation
Performance and Incentive Pay Plan ("PIPP")
The Company's PIPP, which was approved on February 20, 2019 and amended on May 29, 2020 in connection with the Recapitalization Transaction, is a stock-based compensation plan to attract, retain and motivate employees and directors while directly linking incentives to increases in stockholder value. Terms and conditions (including performance-based vesting criteria) of awards granted under the PIPP are established by the Board of Directors or the Compensation Committee of the Board of Directors, who administer the PIPP. Awards made be granted in a variety of forms, including restricted stock, restricted stock units, stock options, stock appreciation rights, performance awards, and other stock-based awards. The number of shares of common stock made available for award under the PIPP is equal to 5% of the issued and outstanding shares of the Company's common stock immediately after the close of the Recapitalization Transaction, or 2,508,002 shares. As of December 31, 2021 there were no shares available for issuance under the PIPP.
As of December 31, 2021, all awards granted under the PIPP were in the form of restricted stock units to employees or consultants of the Company. Restricted stock units granted under the PIPP without performance-based vesting criteria typically vest in either equal annual installments over two to three years, or in entirety on the fourth anniversary after the grant date. Awards granted with performance-based vesting criteria typically vest in annual installments over three years subject to the achievement of certain financial and operating results of the Company. Certain restricted stock units granted to non-employee directors vested immediately while others vest in substantially equal installments over a two to three year period.
For certain restricted stock units granted during 2019 a price per share was not determined as of the grant date. The number of shares of common stock of the Company to be issued upon vesting is to be calculated on the vesting date, which is either the later of the second or third anniversary of the date of the grant, or the annual date the compensation committee determines the achievement of the corporate performance targets. Such unvested restricted stock unit awards are included in the current portion of Other liabilities. Refer to Note 9 - Other Liabilities for further detail. The Company estimates the number of shares of common stock to be issued upon vesting using the closing share price of its common stock on the last day of the period as quoted on the NASDAQ. For purposes of the outstanding unvested calculations below and the calculation of the shares available for issuance under the PIPP above, the Company used the closing share price on December 31, 2021 of $0.61 to estimate the number of shares of common stock to be issued upon vesting of these awards. As a result, actual shares of common stock issued upon vesting may be significantly different than these estimates.
The following table summarizes the Company’s unvested share awards granted under the PIPP:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested awards at December 31, 2019	339,271	$10.96
Granted	517,234	8.11
Canceled/forfeited(1)	(131,724)	11.32
Vested	(179,085)	11.05
Unvested awards at December 31, 2020(1)	545,696	$8.12

Unvested awards at December 31, 2020	545,696	$8.12
Granted	1,171,869	5.08
Impact of fluctuations in price of common stock	1,632,136	0.61
Canceled/forfeited(1)	(762,822)	3.42
Vested	(375,968)	4.06
Unvested awards at December 31, 2021(1)	2,210,911	$2.82
(1)Amounts include liability-based awards for which the number of units awarded is not determined until the vesting date. The number of liability-based award units included in this amount are estimated using the market value of the Company's common shares as of the end of each year.
During the year ended December 31, 2021 and the year ended December 31, 2020, the Company reclassified $0.8 million and $1.8 million from the current portion of Other liabilities to Additional paid-in capital for restricted stock units that vested.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
The total intrinsic value of restricted stock units (calculated as the product of price per share on the vesting date times the number of restricted stock units vested) vested during the years ended December 31, 2021 and 2020 was $1.3 million and $2.0 million, respectively.
Total compensation expense relating to restricted stock awards was $2.3 million and $2.4 million for the years ended December 31, 2021 and 2020, respectively.
As of December 31, 2021, $3.8 million of total unrecognized compensation cost related to restricted stock units was expected to be recognized as an expense by the Company in the future over a weighted-average period of approximately 2.27 years.
17. Income Taxes
For the year ended December 31, 2021 the Company recorded a current income tax benefit of $1.5 million primarily related to a carry back of the 2020 net operating loss to 2018 and 2019 under provisions of the CARES Act. For the year ended December 31, 2020, the Company recorded no income tax benefit or expense. During the year ended December 31, 2020, the Company reversed a portion of the valuation allowance based on the net operating loss expected to be used, in order to offset Seller's taxable gain related to the Recapitalization Transaction.
The Company is subject to state income tax in Colorado, which was the location of its corporate office during 2021, but did not incur any income tax expense related to Colorado due to continued net operating losses. The Company is subject to mining taxes in Nevada, which are classified as income taxes as such taxes are based on a percentage of mining profits, but did not incur any mining tax expense due to continued mining losses. The Company is not subject to foreign income taxes as all of the Company’s operations and properties are located within the United States.
The Company’s loss before income taxes was attributable solely to domestic operations in the United States. The components of the Company’s income tax expense (benefit) were as follows (in thousands):

	Years Ended December 31,
	2021	2020
Current
Federal	$(1,530)	$—
Deferred
Federal	(14,495)	146,794
Change in Valuation Allowance	14,495	(146,794)
Income Tax Benefit	$(1,530)	$—
The following table provides a reconciliation of income taxes computed at the United States federal statutory tax rate of 21% in 2021 and 2020 to the income tax provision (in thousands):

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements

	Years Ended December 31,
	2021	2020
Loss before income taxes	$(90,094)	$(136,392)
United States statutory income tax rate	21%	21%
Income tax (benefit) at United States statutory income tax rate	$(18,920)	$(28,642)
Change in valuation allowance	14,495	(146,794)
Recapitalization transaction	—	157,855
Cancellation of debt income	—	15,360
State tax provision, net of federal benefit	—	1,263
Warrant liability fair value adjustment	3,030	790
Other	(135)	168
Income Tax Benefit	$(1,530)	$—
For the year ended December 31, 2021, the effective tax rate was a result of an increase in the valuation allowance of $14.5 million and warrant liability fair value adjustment.
For the year ended December 31, 2020, the effective tax rate was a result of an increase in the valuation allowance of $146.8 million which offset a $157.9 million net write-off and usage of certain deferred tax assets as a result of the Recapitalization Transaction and $15.4 million of cancellation of debt income related to the Recapitalization Transaction.
The components of the Company’s deferred tax assets are as follows (in thousands):

	Years Ended December 31,
	2021	2020
Net operating loss	$30,355	$7,675
Mineral properties	39,371	39,555
Plant, equipment, and mine development	25,506	30,767
Intangible assets	20,204	21,710
Royalty	6,266	6,292
Interest expense carryforward	—	1,935
Asset retirement obligation	1,083	997
Stock-based compensation	856	405
Accrued compensation	502	197
Inventories	76	191
Reorganization costs	—	—
Other liabilities	—	—
Credits and other	—	—
Valuation allowance	(124,219)	(109,724)
Total net deferred tax assets	$—	$—
Based on the weight of evidence available as of both December 31, 2021, and 2020, which included recent operating results, future projections, and historical inability to generate operating cash flow, the Company concluded that it was more likely than not that the benefit of its net deferred tax assets would not be realized and, as such, recorded full valuation allowances of $124.2 million and $109.7 million, respectively, against its net deferred tax assets.
The Company had net operating loss carryovers as of December 31, 2021 and 2020 of $144.5 million and $36.6 million, respectively, for federal income tax purposes. The carryforward amount as of December 31, 2021 can be carried forward

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
indefinitely and can be used to offset taxable income and reduce income taxes payable in future periods, pending any potential limitation pursuant to Internal Revenue Code (“IRC”) section 382. Additional analysis of the IRC section 382 limitations will be performed in the future and could result in an annual limitation applied to the $144.5 million of net operating losses.
As necessary, the Company provides a reserve against the benefits of uncertain tax positions taken in its tax filings that are more likely than not to not be sustained upon examination. Based on the weight of available evidence, the Company does not believe it has taken any uncertain tax positions that require the establishment of a reserve. The Company has not recorded any income tax reserves or related interest or penalties related to income tax liabilities as of December 31, 2021. The Company's policy, if it were to have uncertain tax positions, is to recognize interest and/or penalties related to unrecognized tax benefits as part of its income tax expense. With limited exception, the Company is no longer subject to U.S. federal income tax audits by taxing authorities for tax years 2017 and prior; however, net operating loss and credit carryforwards from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.
18. Loss Per Share
The table below summarizes the Company's basic and diluted loss per share calculations (in thousands, except share and per share amounts):

	Years Ended December 31,
	2021	2020
Net loss	$(88,564)	$(136,392)

Weighted average shares outstanding
Basic	60,101,499	34,833,211
Diluted	60,101,499	34,833,211

Basic loss per common share	$(1.47)	$(3.92)
Diluted loss per common share	$(1.47)	$(3.92)
Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Loss per share amounts in the 2020 period exclude the common share effects from certain of Seller's debt instruments, which are reflected in the 2021 period.
Due to the Company's net loss during the years ended December 31, 2021 and 2020, there was no dilutive effect of common stock equivalents because the effects of such would have been anti-dilutive. The following table summarizes the shares excluded from the weighted average number of common shares outstanding, as the impact would be anti-dilutive (in thousands):

	December 31,
	2021	2020
Warrants	47,442	37,500
Restricted stock units	2,211	149
Total	49,653	37,649
Refer to Note 25 - Subsequent Events for information regarding equity financings that occurred subsequent to December 31, 2021 that would have had a material impact on the number of potential common shares outstanding at the end of the year if the transactions had occurred as of or prior to December 31, 2021.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
19. Segment Information
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

	Year Ended December 31,
	Hycroft Mine	Corporate and Other	Total
2021
Revenue - Note 15	$110,734	$—	$110,734
Cost of sales	163,338	—	163,338
Other operating costs	16,688	14,619	31,307
Loss from operations	(69,292)	(14,619)	(83,911)
Interest expense, net of capitalized interest - Note 10	—	(20,593)	(20,593)
Fair value adjustment to warrants - Notes 12 and 20	—	14,426	14,426
Gain on sale of equipment	$(16)	$—	$(16)
Loss before income taxes	$(69,308)	$(20,786)	$(90,094)
Income tax benefit - Note 17	—	1,530	1,530
Net loss	$(69,308)	$(19,256)	$(88,564)

Total Assets	$138,971	$3,353	$142,324

2020
Revenue - Note 15	$47,044	$—	$47,044
Cost of sales	109,621	—	109,621
Other operating costs	5,705	21,084	26,789
Loss from operations	(68,282)	(21,084)	(89,366)
Interest expense, net of capitalized interest - Note 10	(141)	(43,317)	(43,458)
Fair value adjustment to warrants - Notes 12 and 20	—	(3,767)	(3,767)
Interest income	199	—	199
Net loss	$(68,224)	$(68,168)	$(136,392)

Total Assets	$177,298	$55,328	$232,626

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
20. Fair Value Measurements
Recurring fair value measurements
The following table sets forth by level within the fair value hierarchy, the Company’s liabilities that are measured at fair value on a recurring basis (dollars in thousands).

	Hierarchy Level	December 31, 2021	December 31, 2020
Warrant liabilities
5-Year Private Warrants	2	664	15,327
Seller Warrants	2	5	62
Total		$669	$15,389
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
Seller Warrants
As part of the Recapitalization Transaction, the Company assumed Seller's obligations under the Seller Warrant Agreement and the 12.7 million Seller Warrants outstanding became exercisable into shares of the Company's common stock. The Seller Warrant Agreement also contains certain terms and features to reduce the exercise price and increase the number of shares of common stock each warrant is exercisable into. As a result, Seller Warrants are considered derivative financial instruments and carried at fair value. The fair value of Seller Warrants was computed by an independent third-party consultant (and validated by the Company) using a Monte Carlo simulation-based model that requires a variety of inputs, including contractual terms, market prices, exercise prices, equity volatility and discount rates. The Company updates the fair value calculation on at least an annual basis, or more frequently if changes in circumstances and assumptions indicate a change from the existing carrying value. See Note 12 - Warrant Liabilities for additional information on the Seller Warrants.
Items disclosed at fair value
Debt, net
The Sprott Credit Agreement and the Subordinated Notes are privately held and, as such, there is no public market or trading information available for such debt instruments. As of December 31, 2021 and December 31, 2020, the fair value of the Company’s debt instruments was $162.8 million and $154.9 million, compared to the carrying value of $160.3 million and $147.8 million as of December 31, 2021 and December 31, 2020, respectively. The fair value of the principal of the Company’s debt instruments, including capitalized interest, was estimated using a market approach in which pricing information for publicly traded, non-convertible debt instruments with speculative ratings were analyzed to derive a mean trading multiple to apply to the December 31, 2021 and 2020 balances.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
21. Supplemental Cash Flow Information
The following table provides supplemental cash flow information (dollars in thousands):

	Year Ended December 31,
	2021	2020
Cash interest paid	$3,732	$5,366

Significant non-cash financing and investing activities:
Exchange of Seller's 1.5 Lien Notes for HYMC common stock	—	160,254
Exchange of Seller's 1.25 Lien Notes for Subordinated Notes	—	80,000
Exchange of Seller's 1.25 Lien Notes for HYMC common stock	—	48,459
Write-off of Seller's debt issuance costs	—	8,202
Increase in debt from in-kind interest	11,425	—
Plant, equipment, and mine development additions included in Accounts payable and accrued liabilities	538	1,229
Accrual of deferred financing and equity issuance costs	—	94
Liability based restricted stock units transferred to equity	765	—
22. Employee Benefit Plans
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
Participants in the 401(k) Plan exercise control and direct the investment of their contributions and account balances among various investment alternatives. The Company matches a percentage of employee deferrals to the 401(k) Plan up to certain limits. For the years ended December 31, 2021 and 2020, the Company’s matching contributions totaled $1.1 million, and $0.9 million, respectively.
23. Commitments and Contingencies
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

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
Financial commitments not recorded in the financial statements
As of December 31, 2021,  the Company's off-balance sheet arrangements consisted of a net profit royalty arrangement, a net smelter royalty arrangement and routine consignment agreements for materials and supplies used in its operations.
Net profit royalty
A portion of the Hycroft Mine is subject to a mining lease that requires a 4% net profit royalty be paid to the owner of certain patented and unpatented mining claims. The mining lease also requires an annual advance payment of $120,000 every year mining occurs on the leased claims. All advance annual payments are credited against the future payments due under the 4% net profit royalty. An additional payment of $120,000 is required for each year total tons mined on the leased claims exceeds 5.0 million tons. As of December 31, 2021 total tons mined from the leased claims exceeded 5.0 million tons, for which the Company remitted the required additional payment of $120,000 during the fourth quarter of 2021. The total payments due under the mining lease are capped at $7.6 million, of which the Company has paid or accrued $3.0 million and included $0.6 million in Other assets in the Consolidated Balance Sheets as of December 31, 2021.
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
As of December 31, 2021 and December 31, 2020, the estimated net present value of the Company’s net smelter royalty was $154.0 million and $148.4 million, respectively. The net present value of the Company's net smelter royalty was modeled using the following level 3 inputs: (i) market consensus inputs for future gold and silver prices; (ii) a precious metals industry consensus discount rate of 5.0%; and (iii) estimates of the Hycroft Mine’s life-of-mine gold and silver production volumes and timing based on an internal mine plan using measured and indicated mineral resources.
24. Related Party Transactions
During the year ended December 31, 2021, the Company incurred costs of $1.2 million, of which $0.3 million was included in Accounts payable and accrued expenses on the Consolidated Balance Sheets, to Ausenco Engineering USA South ("Ausenco") for work performed on preparing an Acid POX milling technical study. Diane Garrett is currently a non-executive director on Ausenco's Board of Directors.
Certain amounts of the Company's indebtedness have historically, and with regard to the $80.0 million aggregate principal of Subordinated Notes, are currently, held by five financial institutions. As of December 31, 2021, two of the financial institutions, Mudrick Capital Management, L.P (“Mudrick”) and, Whitebox Advisors, LLC (“Whitebox”), held more than 10% of the common stock of the Company and were considered affiliates and, as a result, each are considered a related party (the "2021 Related Parties") in accordance with ASC 850, Related Party Disclosures. For the year ended December 31, 2021, Interest expense, net of capitalized interest included $6.0 million for the debt held by the 2021 Related Parties. In addition, December 31, 2021, the 2021 Related Parties held a total $63.8 million of the Subordinated Notes.
As of December 31, 2020, three of the financial institutions, Highbridge Capital Management, LLC (“Highbridge”), Mudrick and Whitebox, held more than 10% of the common stock of the Company and were considered affiliates and, as a result, each are considered a related party (the "2020 Related Parties"). For the year ended December 31, 2020, Interest expense, net of capitalized interest included $31.3 million for the debt held by the 2020 Related Parties. As of December 31, 2020, the 2020 Related Parties held a total of $71.2 million, of the Subordinated Notes.
In connection with the closing of the Public Offering on October 6, 2020, Highbridge and Mudrick acquired 833,333, and 3,222,222 of the units, consisting of shares of common stock and Public Offering Warrants, issued in the Public Offering, respectively. Refer to Note 12 - Warrant Liabilities for further information.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
25. Subsequent Events
Sprott Credit Agreement Waiver and Amendment
On February 28, 2022, the Company entered into the Waiver and Amendment among Hycroft Mining Holding Corporation, Sprott Private Resource Lending (Collector), L.P. and Sprott Private Resource Lending II (Co) Inc. amending the previous waiver obtained. Pursuant to the Waiver and Amendment, the lender has (i) waived the Company’s obligation under the Sprott Credit Agreement to maintain at least $9.0 million of Unrestricted Cash on the last day of each calendar month during the period ending May 10, 2022 (the “Waiver Period”), provided that, the Company maintains at least $7.5 million of Unrestricted Cash on the last day of February 2022 and at least $9.0 million on the last day of each month thereafter during the Waiver Period; (ii) waived all obligations of the Company to prepay the facility with the net cash proceeds of any Mill Asset Sales (as defined in the Waiver and Amendment) until the earlier of (A) the date on which the Company completes a private placement or other offering or issuance of its equity securities (the “Offering Date”) and (B) March 31, 2022; and (iii) extended the payment due date for the additional February interest payment and the February principal payment pursuant to the Sprott Credit Agreement until the earlier of (A) the Offering Date and (B) March 31, 2022. Further, pursuant to the Waiver and Amendment, any failure by the Company to comply with the terms of the preceding sentence shall constitute an immediate Event of Default under the Sprott Credit Agreement.
Pursuant to the Waiver and Amendment, the Company waived its Reduction Right under and as defined in the Sprott Royalty Agreement.

On March 11, 2022, the Company entered into an agreement (the “2022 March Sprott Agreement”) with the Lender under the Sprott Credit Agreement. Pursuant to the 2022 March Sprott Agreement, the Company was contemplating the sale or issuance of its equity securities pursuant to one or more transactions to be completed on or before March 31, 2022 (the “Equity Financing Transactions”). Subsequent to the 2022 March Sprott Agreement and prior to March 31, 2022, the Company entered into Equity Financing Transactions resulting in the Company’s receipt of total gross cash proceeds (before deduction of fees and expenses) of at least $50 million obligating the Lender and the Company to amend the principal repayment terms under the Sprott Credit Agreement such that no further scheduled payments of principal shall be required prior to May 31, 2025 (the “Maturity Date”) (i.e., there will be no required regular amortization payments of the Facility (as defined in the Sprott Credit Agreement) and the full principal balance of the Facility shall be due and payable in a single “bullet” payment on the Maturity Date).
The March 2022 Sprott Agreement also provided that, in connection with the modification of the required Facility amortization payments, the Company shall pay to the Lender an amount equal to $3.3 million, with such payment to be capitalized and added to the principal amount owing under the Sprott Credit Agreement and accrue interest at the same rate and upon the same terms as the existing loans under the Sprott Credit Agreement; provided, the payment or prepayment of such capitalized principal amount shall not be subject to the Prepayment Premium (as defined in the Sprott Credit Agreement) or any other penalty or premium.
Second Amendment to Sprott Credit Agreement
On March 30, 2022, the Company and Lender under the Sprott Credit Agreement entered into the Second Amended and Restated Credit Agreement (“Second A&R Agreement”), which (a) extends the maturity date for all of the loans and other principal obligations under the Sprott Credit Facility by two years, to May 31, 2027; (b) provides for the Company to prepay principal under the facility in the amount of $10.0 million promptly upon the Company’s receipt of cash proceeds from the Private Placement offering with American Multi-Cinema, Inc. and 2176423 Ontario Limited (the “Initial Equity Proceeds Prepayment”); (c) provides for the Company to prepay principal under the Sprott Credit Agreement in the amount of $13.9 million (representing 10% of the subsequent issuance of its equity interests consummated on or prior to March 31, 2022) (the “Subsequent Equity Proceeds Prepayments”); and (d) eliminates the prepayment premiums otherwise payable with respect to the Initial Equity Proceeds Prepayment, the Subsequent Equity Proceeds Prepayments and all future prepayments of principal under the Sprott Credit Facility. In addition, the Company’s obligations to prepay principal with proceeds of asset sales will be credited/offset by the aggregate amount of Initial Equity Proceeds Prepayment and the Subsequent Equity Proceeds Prepayments ($23.9 million), and to maintain a minimum amount of Unrestricted Cash (as defined in the Second A&R Agreement) is increased to $15.0 million. The Company (i) paid the previously deferred additional interest payment of $0.5 million, (ii) made the Initial Equity Proceeds Prepayment of $10.0 million and paid in kind a $3.3 million fee in connection with the modification and capitalized it to principal on March 16, 2022 and (iii) made the Subsequent Equity Proceeds Prepayment of $13.9 million on March 30, 2022; and after giving effect to such prepayments the outstanding principal

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
balance under the Sprott Credit Agreement is estimated to be $57.9 million (before issuance discounts) including unpaid additional interest of approximately $7.1 million.
Amendment to the 10% Senior Secured Notes and Note Exchange Agreement
On March 14, 2022, the Company entered into an amendment to the 10% Senior Secured Notes and Note Exchange Agreement (the “Note Amendment”), with (i) certain direct and indirect subsidiaries of the Company as Guarantors; (ii) holders of the 10% Senior Secured Notes (the "Notes"), including certain funds affiliated with, or managed by, Mudrick Capital Management, L.P, Whitebox Advisors, LLC, Highbridge Capital Management, LLC, Aristeia Highbridge Capital Management, LLC and Wolverine Asset Management, LLC (collectively, the “Amending Holders”), and (iii) Wilmington Trust, National Association, in its capacity as collateral agent. The Note Amendment amends the Note Exchange Agreement dated as of January 13, 2020 (the “Note Exchange Agreement”) and the Notes (as defined in the Note Exchange Agreement) issued thereunder in order to extend the maturity date of the Notes from December 1, 2025 to December 1, 2027. The Note Amendment also removes the requirements that a holder receive the consent of the Company and the other holders in order to transfer any Note. The Amending Holders constitute all of the holders of the Notes. The Note Amendment became effective upon the closing of a private placement upon receipt of $55.9 million gross cash proceeds (before deduction of fees and expenses).
Private placement offering
On March 14, 2022, the Company entered into subscription agreements with two private investors pursuant to which the Company agreed to sell the entities an aggregate of 46,816,480 units at a purchase price per unit of $1.193 with each unit consisting of one share of the Company’s common stock and one warrant to purchase a share of Common Stock and the shares issuable upon exercise of the Warrants (the “Warrant Shares”), providing for a total purchase price of approximately $55.9 million. The Warrants have an exercise price of $1.068 per Warrant Share, and will expire five years after issuance. On March 15, 2022, the private placement offering closed and the Company received gross proceeds of $55.9 million before deducting expenses incurred in connection with therewith.
At-the-market offering
On March 15, 2022, the Company implemented an “at-the-market" offering ("ATM Program") by entering into an At Market Issuance Sales Agreement with B. Riley Securities, Inc. ("Sales Agreement"). Under the terms of the Sales Agreement, the Company may from time to time to or through the Agent, acting as sales agent or principal, offer and sell shares of its Class A common stock, par value $0.0001 per share, having a gross sales price of up to $500.0 million. Shares of common stock sold under the Sales Agreement,were issued pursuant to the Company’s shelf registration statement on Form S-3 (No. 333-257567) that the Securities and Exchange Commission declared effective on July 13, 2021, including the prospectus, dated July 13, 2021, and the prospectus settlement, dated March 15, 2022, as the same may be amended or supplemented. The Company completed the ATM Program on March 25, 2022 and received total gross proceeds, before deducting fees and expenses of the ATM Program, of $138.6 million for the sale of 89,553,602 shares of the Company’s common stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, the Company conducted an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer determines whether, as of December 31, 2021, the disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. As a result of a late Form 8-K related to the resignation of one of our former "named executive officers" (as defined under applicable SEC regulations). We have since taken appropriate steps to remediate the deficiency in our disclosure procedures and controls. In designing disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives, and that management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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
Hycroft Mining Holding Corporation management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act as of December 31, 2021. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us, including our consolidated subsidiaries, in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure and is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2021 to provide such reasonable assurance, solely as a result of a material weakness identified related to the misapplication of GAAP in accounting for our 5-Year Private Warrants.
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
Notwithstanding this material weakness, management has concluded that our financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in accordance with U.S. generally accepted accounting principles.
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
ITEM 9B. OTHER INFORMATION
The Second A&R Agreement dated March 30, 2022, amends and restates the Sprott Credit Agreement and among other things, (a) extends the maturity date for all of the loans and other principal obligations under the Sprott Credit Facility by two years to a single payment on May 31, 2027; (b) provides for the Company to prepay principal under the facility in the amount of $10.0 million promptly upon the Company’s receipt of cash proceeds from the Private Placement offering with American Multi-Cinema, Inc.and 2176423 Ontario Limited (the “Initial Equity Proceeds Prepayment”); (c) provides for the Company to prepay principal under the Sprott Credit Agreement in the amount of $13.9 million (representing 10% of the subsequent issuance of its equity interests consummated on or prior to March 31, 2022) (the “Subsequent Equity Proceeds Prepayments”); and (d) eliminates the prepayment premiums otherwise payable with respect to the Initial Equity Proceeds Prepayment, the Subsequent Equity Proceeds Prepayments and all future prepayments of principal under the Sprott Credit Facility. In addition, the Company’s obligations to prepay principal with proceeds of asset sales will be credited/offset by the aggregate amount of Initial Equity Proceeds Prepayment and the Subsequent Equity Proceeds Prepayments ($23.9 million); and to maintain a minimum amount of Unrestricted Cash (as defined in the Second Amended and Restated Credit Agreement) is increased to $15.0 million. In connection the agreement in principle that formed the basis of the Second A&R Agreement, the Company (i) paid the previously deferred additional interest payment of $0.5 million, (ii) made the Initial Equity Proceeds Prepayment of $10.0 million and paid in kind a $3.3 million fee in connection with the modification and capitalized it to principal on March 16, 2022 and (iii) made the Subsequent Equity Proceeds Prepayment of $13.9 million on March 30, 2022; and after giving effect to such prepayments the outstanding principal balance under the Sprott Credit Agreement is estimated to be $57.9 million (before issuance discounts) including unpaid additional interest of approximately $7.1 million.
Sprott Credit Agreement
On October 4, 2019, the Company, as borrower, certain subsidiaries of the Company, as guarantors, and Sprott Private Resource Lending II (Collector), LP. (“Lender”), as arranger, executed a secured multi-advance term credit facility pursuant to which Lender committed to make, subject to certain conditions set forth therein, term loans in an aggregate principal amount up to $110.0 million (the “Sprott Credit Facility”). On May 29, 2020, the Company borrowed $70.0 million of term loans under the Sprott Credit Facility and the remaining $40.0 million in commitments have expired undrawn. On March 30, 2022, the Company entered into a Second Amended and Restated Credit Agreement (as amended and restated, the “Sprott Credit Agreement”) to modify certain provisions under the Sprott Credit Facility as described above.
Advances under the Sprott Credit Facility bear interest monthly at a floating rate equal to 7.0% plus the greater of (i) U.S. Dollar three-month LIBOR and (ii) 1.5%, per annum, accruing daily and compounded monthly. For the period of twelve months following the May 29, 2020 initial advance date, no cash payments of interest or principal were required to be paid in cash, with 100% of interest accruing and being capitalized on a monthly basis to the outstanding principal balance of the Sprott Credit Facility. Additionally, for each three-month period commencing on February 28, 2021 and ending on the maturity date, the Company is required to pay Lender additional interest on the last business day of such three-month period in an amount equal to approximately $0.55 million per quarter. Upon a prepayment of the entire Sprott Credit Agreement, all remaining additional interest payments and all remaining and yet unpaid additional interest must be prepaid as well.
There are no scheduled installments of principal and the entire outstanding balance of the Sprott Credit Facility, together with all unpaid interest and fees (including all capitalized interest, if any), is due May 31, 2027, the maturity date. The Company is required to make prepayments of its outstanding principal balance equal to 50% or 100% of the proceeds received from certain asset sales as outlined in the Sprott Credit Agreement, however, the Company has shall be credited $23.9 million towards such prepayment obligations occurring on or after March 30, 2022.
The Sprott Credit Facility may be repaid in whole or in part, at any time prior to the maturity date, without premium or penalty (subject to customary LIBOR breakage costs).
Subject to customary carve-outs and baskets, the Sprott Credit Agreement contains representations and warranties, events of default, and affirmative and negative covenants, including, without limitation: reporting, inspection and other affirmative covenants, and restrictive covenants, including limitations on indebtedness and guarantees, liens, fundamental changes, restricted payments and payments on certain indebtedness, transactions with affiliates, dividends and distributions, investments, acquisitions, asset sales, amendments of certain material documents, and other matters customarily restricted in loan documents. In addition, the Sprott Credit Agreement contains financial covenants requiring the Company to maintain at least $15.0 million of Unrestricted Cash and at least $10.0 million of Working Capital (as such terms are defined in the Sprott Credit Agreement).
The obligations of the Company under the Sprott Credit Facility are guaranteed by certain direct and indirect subsidiaries of the Company (together with the Company, each a “Credit Party”) and secured by a lien on all properties and assets now owned, leased or hereafter acquired or leased by any Credit Party, as such terms are defined and further detailed in the Sprott Credit Agreement.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding our directors will be included in our Proxy Statement to be filed with the SEC no later than 120 days after December 31, 2021) for our 2022 Annual Meeting of Stockholders (the “Proxy Statement”) under the heading Election of Directors and the information to be included therein is incorporated herein by reference.
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

Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information, as of December 31, 2021, relating to our equity compensation plans pursuant to which equity awards are authorized for issuance. Refer to Note 16 - Stock-Based Compensation to the Notes to Consolidated Financial Statements in Item 8. Financial Statements and Supplementary Data of this Form 10-K for additional information regarding our equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b) (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Approved by security holders (2)	2,762,316	$—	—
Not approved by security holders (2)	—	—	—
Total	2,762,316	$—	—
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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information regarding the fees we paid our independent accountants, Plante & Moran PLLC during 2021 and the Audit Committee’s policies and procedures regarding the pre-approval of audit and permissible non-audit services will be included in the Proxy Statement under the headings Proposal No. 2 – Ratification of Appointment of Independent Registered Public Accounting Firm - Principal Accounting Fees and Services of Plante & Moran, and Pre-Approval Policy and the information to be included therein is incorporated herein by reference.
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

3.1
Second Amended and Restated Certificate of Incorporation of Hycroft Mining Holding Corporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed with the SEC on June 4, 2020).

3.2
Amended and Restated Bylaws of Hycroft Mining Holding Corporation(f/k/a Mudrick Capital Acquisition Corporation) (Incorporated by reference to Exhibit 3.2 to the Registrant's Form 8-K, filed with the SEC on June 4, 2020).

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

4.4
Warrant Agreement dated October 6, 2020 between Hycroft Mining Holding Corporation and Continental Stock Transfer & Trust Company (Incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed with the SEC on October 6, 2020.).

4.5
Warrant Agreement dated March 14, 2022 between Hycroft Mining Holding Corporation and American Multi-Cinema, Inc. (Incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K, filed with the SEC on March 15, 2022).

4.6*	Warrant Agreement dated March 14, 2022 between Hycroft Mining Holding Corporation and 2176423 Ontario Limited.
4.7
Warrant Adjustment Certificate, dated November 9, 2020 from Hycroft Mining Holding Corporation to Continental Stock Transfer & Trust Company (Incorporated by reference to Exhibit 4.5 to the Registrant's Quarterly Report on Form 10-Q filed with the SEC on November 9, 2020).

4.8
Warrant Adjustment Certificate dated January 19, 2021 from Hycroft Mining Holding Corporation to Continental Stock Transfer & Trust Company (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 20, 2021).

4.9*	Description of Securities.
10.1*
Second Amended and Restated Credit Agreement, dated as of March 30, 2022, by and between Hycroft Mining Holding Corporation, as borrower, Autar Gold Corporation (f/k/a Muds Holdco Inc.), Hycroft Resources & Development, LLC and Allied VGH LLC, as guarantors, Sprott Private Lending II (Collector), LP, as lender, and Sprott Resource Lending Corp. as arranger.

10.2
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

10.3
Waiver, dated November 9, 2021, between Hycroft Mining Holding Corporation and Sprott Private Resource Lending II (Collector), LP. (Incorporated by reference to Exhibit 10.1. to the Registrant’s Form 8-K, filed with the SEC on November 10, 2021)

10.4
Waiver and Amendment, dated January 6, 2022 between Hycroft Mining Holding Corporation and Sprott Private Resource Lending II (Collector), LP (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed with the SEC on January 10, 2022).

10.5
Waiver and Amendment, dated February 28, 2022 among Hycroft Mining Holding Corporation, Sprott Private Resource Lending II (Collector), LP and Sprott Private Resource Lending II (Co) Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed with the SEC on March 1, 2022).

10.6
Letter Agreement dated March 11, 2022 between Hycroft Mining Holding Corporation and Sprott Private Resource Lending II (Collector), LP (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed with the SEC on March 15, 2022).

10.7
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

10.9	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K, filed with the SEC on June 4, 2020).
10.10
Subscription Agreement dated March 14, 2022 between Hycroft Mining Holding Corporation and American Multi-Cinema, Inc. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, filed with the SEC on March 15, 2022).

10.11
Subscription Agreement dated March 14, 2022 between Hycroft Mining Holding Corporation and 2176423 Ontario Limited (Incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K, filed with the SEC on March 15, 2022).

10.12
Exchange Agreement, dated as of January 13, 2020, by and among MUDS Acquisition Sub, Inc., Hycroft Mining Corporation and certain investment funds affiliated with or managed by Mudrick Capital Management, L.P., Whitebox Advisors LLC, Highbridge Capital Management, LLC, Aristeia Capital, LLC and Wolverine Asset Management, LLC, in each case, signatory thereto (Incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K filed with the SEC on January 14, 2020).

10.13
Note Exchange Agreement, dated as of January 13, 2020, by and among Hycroft Mining Corporation and certain investment funds affiliated with or managed by Mudrick Capital Management, L.P., Whitebox Advisors LLC, Highbridge Capital Management, LLC, Aristeia Capital, LLC or Wolverine Asset Management, LLC, in each case, signatory thereto (Incorporated by reference to Exhibit 10.7 to the joint proxy statement/prospectus on Form S-4/A of the Registrant, filed with the SEC on April 7, 2020).

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

10.15
Amendment to the 10% Senior Secured Notes and Note Exchange Agreement dated as of March 14, 2022 among Hycroft Mining Holding Corporation, certain subsidiaries of Hycroft Mining Holding Corporation and holders of the Notes, including certain funds affiliated with, or managed by, Mudrick Capital Management, L.P, Whitebox Advisors, LLC, Highbridge Capital Management, LLC, Aristeia Highbridge Capital Management, LLC and Wolverine Asset Management, LLC and Wilmington Trust, National Association, in its capacity as collateral agent (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, filed with the SEC on March 15, 2022).

10.16**	HYMC 2020 Performance and Incentive Pay Plan (Incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K, filed with the SEC on June 4, 2020).
10.17**
Restricted Stock Unit Agreement (Time) dated as of February 20, 2019, by and between Hycroft Mining Corporation and Jeffrey Stieber (Incorporated by reference to Exhibit 10.29 to the Registrant’s Form S-1, filed with the SEC on July 13, 2020).

10.18**
Amendment to the Restricted Stock Unit Agreement (Performance) dated as of May 29, 2020 by and between Hycroft Mining Corporation and Jeffrey Stieber (Incorporated by reference to Exhibit 10.30 to the Registrant’s Form S-1, filed with the SEC on July 13, 2020).

10.19**
Amendment to the Restricted Stock Unit Agreement (Time) dated as of May 29, 2020 by and between Hycroft Mining Corporation and Jeffrey Stieber (Incorporated by reference to Exhibit 10.31 to the Registrant’s Form S-1, filed with the SEC on July 13, 2020).

10.20**
Employment Agreement, dated March 25, 2019, by and between Hycroft Mining Corporation and Jeffrey Stieber (Incorporated by reference to Exhibit 10.10 to the Registrant’s Form S-1, filed with the SEC on July 13, 2020).

10.21**
Transition and Succession Agreement, dated July 1, 2020, between Randy Buffington and Hycroft Mining Holding Corporation and Autar Gold Corporation (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed with the SEC on July 2, 2020).

10.22**
Restricted Stock Unit Agreement (Time-Vesting), dated July 1, 2020, between Randy Buffington and Hycroft Mining Holding Corporation (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, filed with the SEC on July 2, 2020).

10.23**
Consulting Agreement, dated July 1, 2020, between Randy Buffington and Hycroft Mining Holding Corporation (Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, filed with the SEC on July 2, 2020).

10.24**
Waiver And Amendment To Transition And Succession Agreement And Consulting Agreement dated as of October 6, 2021 between Hycroft Mining Holding Corporation and Randy Buffington (Incorporated by reference to Exhibit 10.1. to the Registrant’s Form 8-K, filed with the SEC on October 7, 2021)

10.25**
Employment Agreement, dated August 31, 2020, between Diane R. Garrett and Hycroft Mining Holding Corporation (Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K, filed with the SEC on August 31, 2020).

10.26**
Restricted Stock Unit Agreement (Time-Vesting), dated August 31, 2020, between Diane R. Garrett and Hycroft Mining Holding Corporation (Incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K, filed with the SEC on August 31, 2020).

10.27**
Employment Agreement, dated October 20, 2020 between Stanton Rideout and Hycroft Mining Holding Corporation (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed with the SEC on October 21, 2020).

10.28**
Restricted Stock Unit Agreement (Time Vesting), dated October 20, 2020 between Stanton Rideout and Hycroft Mining Holding Corporation (Incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, filed with the SEC on October 21, 2020).

10.29**
Employment Agreement dated January 11, 2021 between Hycroft Mining Holding Corporate and John William Henris (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 12, 2021).

10.30**	Form of Initial Restricted Stock Unit Agreement (Time-Vesting) (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 12, 2021).
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of independent registered public accounting firm - Plante & Moran PLLC.
23.2*	Consent of third-party firm – Ausenco Engineering USA South Inc.
23.3*	Consent of third-party qualified person – Independent Mining Consultants, Inc.
23.4*	Consent of third-party qualified person – Westland Engineering & Environment Services, Inc.
96.1
Technical Report Summary of Initial Assessment on the Hycroft Mine, Nevada, United States of America with an effective date of February 17, 2022 (Incorporated by reference to Exhibit 96.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 22, 2022).

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

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HYCROFT MINING HOLDING CORPORATION (Registrant)

Date: March 31, 2022	By:	/s/ Diane R. Garrett
Diane R. Garrett President, Chief Executive Officer, and Acting Chair of the Board of Directors (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title

/s/ Diane R. Garrett	President, Chief Executive Officer, and Acting Chair of the Board of Directors (Principal Executive Officer)
Diane R. Garrett

/s/ Stanton Rideout	Executive Vice President and Chief Financial Officer (Principal Finance and Accounting Officer)
Stanton Rideout

/s/ Stephen Lang	Director
Stephen Lang

/s/ David C. Naccarati	Director
David C. Naccarati

/s/ Michael J. Harrison	Director
Michael James Harrison

/s/ Thomas S. Weng	Director
Thomas S. Weng

/s/ Marni Wieshofer	Director
Marni Wieshofer