Form 10-Q
period 2022-03-31
HYCROFT MINING HOLDING CORP
filed 2022-05-04
CIK 1718405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to
Commission File No. 001-38387
HYCROFT MINING HOLDING CORPORATION

(Exact name of registrant as specified in its charter)
Delaware

(State or other jurisdiction of incorporation or organization)
4300 Water Canyon Road, Unit 1 Winnemucca, Nevada

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No ☒
As of May 4, 2022, there were 197,029,741 shares of the Company’s common stock and no shares of the Company’s preferred stock issued and outstanding.

HYCROFT MINING HOLDING CORPORATION
Quarterly Report on Form 10-Q

			Page
PART	ITEM
I	1	Financial Statements	2
	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
	3	Quantitative and Qualitative Disclosures about Market Risk	44
	4	Controls and Procedures	43

II	1	Legal Proceedings	41
	1A	Risk Factors	44
	2	Unregistered Sales of Equity Securities	44
	3	Defaults Upon Senior Secured Equity	44
	4	Mine Safety Disclosures	44
	5	Other Information	44
	6	Exhibits	45
		Signatures	47

ITEM I. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HYCROFT MINING HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

	March 31, 2022	December 31, 2021
	(unaudited)
Assets:
Cash	$172,778	$12,342
Income tax receivable	1,530	1,530
Inventories - Note 3	11,134	11,069
Ore on leach pads - Note 3	3,680	10,106
Prepaids and other, net - Note 4	1,182	2,342
Current assets	190,304	37,389
Plant and equipment, net - Note 5	57,849	58,484
Restricted cash - Note 6	34,293	34,293
Other assets - Note 4	600	600
Assets held for sale - Note 7	10,308	11,558
Total assets	$293,354	$142,324
Liabilities:
Accounts payable and accrued expenses	$7,348	$9,430
Debt, net - Note 9	2,326	16,666
Deferred gain on sale of royalty - Note 10	—	125
Other liabilities - Note 8	5,592	5,044
Current liabilities	15,266	31,265
Debt, net - Notes 9 and 19	137,377	143,638
Deferred gain on sale of royalty - Note 10	29,839	29,714
Warrant liabilities - Notes 11 and 19	5,990	669
Asset retirement obligation - Note 12	5,295	5,193
Other liabilities - Note 8	301	339
Total liabilities	$194,068	$210,818
Commitments and contingencies - Note 21
Stockholders' equity (deficit):
Common stock, $0.0001 par value; 400,000,000 shares authorized; 196,803,459 issued and outstanding at March 31, 2022; and 60,433,395 issued and outstanding at December 31, 2021	$20	$6
Additional paid-in capital	730,649	540,823
Accumulated deficit	(631,383)	(609,323)
Total stockholders' equity (deficit)	99,286	(68,494)
Total liabilities and stockholders' equity (deficit)	$293,354	$142,324
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYCROFT MINING HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenues - Note 14	$9,166	$19,036
Cost of sales:
Production costs	9,583	17,817
Depreciation and amortization	920	1,041
Mine site period costs	6,469	10,544
Total cost of sales	16,972	29,402
Operating expenses:
General and administrative	3,072	3,794
Projects, exploration and development	1,038	493
Accretion - Note 12	102	102
Loss from operations	(12,018)	(14,755)
Other (expense) income:
Interest expense, net of capitalized interest - Note 9	(5,346)	(4,449)
Fair value adjustment to warrants - Notes 11 and 19	(5,321)	9,493
Gain on sale of equipment	625	—
Interest income	—	23
Net loss	$(22,060)	$(9,688)

Loss per share:
Basic - Note 17	$(0.27)	$(0.16)
Diluted - Note 17	$(0.27)	$(0.16)
Weighted average shares outstanding:
Basic - Note 17	81,201,453	59,901,306
Diluted - Note 17	81,201,453	59,901,306
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYCROFT MINING HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows used in operating activities:
Net loss	$(22,060)	$(9,688)
Adjustments to reconcile net loss for the period to net cash used in operating activities:
Non-cash portion of interest expense - Note 9	3,835	4,439
Non-cash loss (gain) on fair value adjustment for warrant liabilities - Note 11	5,321	(9,493)
Depreciation and amortization	920	1,568
Stock-based compensation - Note 15	401	538
Accretion - Note 12	102	102
Gain on sale of equipment	(625)	—
Changes in operating assets and liabilities:
Accounts receivable	—	412
Production-related inventories	6,137	(3,970)
Materials and supplies inventories	166	167
Prepaids and other assets	1,161	(1,268)
Accounts payable	(2,848)	1,800
Other liabilities	574	632
Net cash used in operating activities	(6,916)	(14,761)
Cash flows provided by (used in) investing activities:
Additions to plant, equipment, and mine development	(351)	(5,082)
Proceeds for sale of equipment	711	—
Proceeds for assets held for sale	1,250	—
Net cash provided by (used in) investing activities	1,610	(5,082)
Cash flows provided by financing activities:
Principal payments on debt	(24,406)	—
Principal payments on capital leases	(31)	—
Proceeds from issuance of common stock, net of issuance costs	190,179	—
Net cash provided by financing activities	165,742	—
Net increase (decrease) in cash and restricted cash	160,436	(19,843)
Cash and restricted cash, beginning of period	46,635	96,040
Cash and restricted cash, end of period	$207,071	$76,197
Reconciliation of cash and restricted cash:
Cash	$172,778	$36,497
Restricted cash	34,293	39,700
Total cash and restricted cash	$207,071	$76,197
See Note 20 - Supplemental Cash Flow Information for additional details.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYCROFT MINING HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2021	59,901,306	$6	$537,370	$(520,759)	$16,617
Stock-based compensation costs	—	—	507	—	507
Vesting of restricted stock units	—	—	115	—	115
Net loss	—	—	—	(9,688)	(9,688)
Balance at March 31, 2021	59,901,306	$6	$537,992	$(530,447)	$7,551

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2022	60,433,395	$6	$540,823	$(609,323)	$(68,494)
Issuance of common stock and warrants - Note 13	136,370,064	14	189,398	—	189,412
Vesting of restricted stock units	—	—	37	—	37
Stock-based compensation costs	—	—	391	—	391
Net loss	—	—	—	(22,060)	(22,060)
Balance at March 31, 2022	196,803,459	$20	$730,649	$(631,383)	$99,286
The accompanying notes are an integral part of these unaudited condensed interim financial statements.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

1. Company Overview
Hycroft Mining Holding Corporation (formerly known as Mudrick Capital Acquisition Corporation ("MUDS")) and its subsidiaries (collectively, “Hycroft”, the “Company”, “we”, “us”, “our”, "it", "HYMC") is a U.S.-based gold and silver company that is focused on developing its wholly owned Hycroft Mine in a safe, environmentally responsible, and cost-effective manner. The Hycroft Mine is located in the State of Nevada and the corporate office is located in Winnemucca, Nevada.
The Company restarted pre-commercial scale open pit mining operations at the Hycroft Mine during the second quarter of 2019 and began producing and selling gold and silver during the third quarter of 2019. The Company's operating plan until November 2021 was primarily focused on developing the novel two-stage heap oxidation and leach process ("Novel Process") detailed in the Hycroft Technical Report Summary ("TRS"), Heap Leaching Feasibility Study, prepared in accordance with the requirements of the Modernization Rules, with an effective date of July 31, 2019 ("2019 Hycroft TRS"). Subsequent to November 2021, the Company's operating plan has been focused on advancing evaluations and developing technical studies for milling sulfide ore so that the Company can evaluate alternative processing technologies. Based upon the Company's findings in 2021, including an analysis completed by an independent third-party research laboratory and independent reviews by two metallurgical consultants, the Company does not believe the Novel Process, as designed in the 2019 Hycroft TRS, is economic at current metal prices or those metal prices used in the 2019 Hycroft TRS. Additionally, as announced on November 10, 2021, as a result of current and expected ongoing cost pressures for many of the reagents and consumables used at the Hycroft Mine, and the timeline for completing the updated technical studies in early 2022, the Company discontinued pre-commercial scale mining at its ROM operation. The Company will continue producing gold and silver from ore on the leach pads as long as it is economic. In February 2022, Hycroft, along with its third-party consultants, completed and filed the Initial Assessment Technical Report Summary for the Hycroft Mine ("2022 Hycroft TRS") which included a mineral resource estimate utilizing a milling and acid pressure oxidation ("Acid POX") process for sulfide mineralization and heap leaching process for oxide and transition mineralization. The Company will continue to build on the work to date and investigate opportunities identified through progressing the technical and data analyses leading up to the 2022 Hycroft TRS and will provide an updated technical report at an appropriate time.
2. Summary of Significant Accounting Policies
Basis of presentation
These condensed consolidated interim financial statements of the Company have been prepared, without audit, in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, these condensed consolidated financial statements do not include all information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto as of and for the year ended December 31, 2021. The Company continues to follow the accounting policies set forth in those audited consolidated financial statements. In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements include all adjustments that are necessary for a fair presentation of the Company's interim financial position, operating results and cash flows for the periods presented.
Liquidity
As of March 31, 2022, the Company had available cash on hand of $172.8 million and working capital of $175.0 million which is expected to provide it with the necessary liquidity to fund its operating and investing requirements and future obligations as they become due within the next twelve months from the date of this filing.

HYCROFT MINING HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements
While the Company expects to continue processing gold and silver ore on the leach pads and partially offset the cash that is projected to be used in its operations and investing activities, the Company does not expect to generate net positive cash from operations for the foreseeable future. Accordingly, the Company will be dependent on its unrestricted cash and other sources of cash to fund its business. As discussed in Note 13 - Stockholders' Equity, the Company raised gross proceeds of $194.4 million in March 2022 through the following equity financings:
•On March 14, 2022, the Company entered into subscription agreements with American Multi-Cinema, Inc. and 2176423 Ontario Limited pursuant to which the Company agreed to sell an aggregate of 46,816,480 units at a purchase price of $1.193 per unit for total gross proceeds, before deduction of fees and expenses, of $55.9 million.
•On March 15, 2022, the Company implemented an at-the-market offering program pursuant to which the Company    registered the offer and sale from time to time of its common stock having an aggregate offering price of up to $500.0 million of gross proceeds. Under the at-the-market offering, which was completed on March 25, 2022, the Company sold 89,553,584 shares of common stock for gross proceeds, before commissions and offering expenses, of $138.6 million.
Also, as discussed in Note 9 - Debt, Net, as a result of the equity financings above, the Company reached an agreement with Sprott Private Resource Lending II (Collector), LP (the "Lender") with respect to the Credit Agreement among Hycroft Mining Holding Corporation, as borrower, Autar Gold Corporation MUDS, MUDS Holdco Inc., Allied VGH LLC, Hycroft Mining Holding Corporation, Hycroft Resources and Development, LLC, Sprott Private Resource Lending II (Collector) Inc., and Sprott Resources Lending Corp. (“Sprott Credit Agreement”), which required the Company to prepay principal under the facility in the amount of $10.0 million following the Company’s receipt of the $55.9 million cash proceeds discussed above. The Company also made the additional prepayment of $13.9 million on March 30, 2022.
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
Use of estimates
The preparation of the Company’s condensed consolidated financial statements requires management to make estimates and assumptions that affect amounts reported in these condensed consolidated financial statements and accompanying notes. The more significant areas requiring the use of management estimates and assumptions relate to: recoverable gold and silver ounces on leach pads and in-process inventories; timing of near-term ounce production and related sales; the useful lives of long-lived assets; estimates of mineral resources; estimates of life-of-mine production timing, volumes, costs and prices; future mining and current and future processing plans; environmental reclamation and closure costs and timing; deferred taxes and related valuation allowances; estimates of the fair value of liability classified warrants, and estimates of fair value for asset impairments and financial instruments. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable at the time the estimate is made. Actual results may differ from amounts estimated in these condensed consolidated financial statements, and such differences could be material. Accordingly, amounts presented in these condensed consolidated financial statements are not indicative of results that may be expected for future periods.

HYCROFT MINING HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements
Recently adopted accounting pronouncements
In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 simplifies guidance on accounting for convertible instruments and contracts in an entity’s own equity including calculating diluted earnings per share. For emerging growth companies, the new guidance is effective for annual periods beginning after December 15, 2022. The Company early adopted ASU 2020-06 as of January 1, 2022, with no material impact on its condensed consolidated financial statements or the related disclosures.
In December of 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), as part as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. Amendments include removal of certain exceptions to the general principles of ASC 740, Income Taxes and simplification in several other areas such as accounting for a franchise tax (or similar tax) that is partially based on income. For emerging growth companies, the new guidance was effective for annual periods beginning after December 15, 2021 and the Company adopted ASU 2019-12 as of January 1, 2022, with no material impact on its condensed consolidated financial statements or the related disclosures.
In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force). ASU 2021-04 clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (e.g., warrants) that remain equity classified after modification or exchange. ASU 2021-04 provides guidance that will clarify whether an issuer should account for a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as (i) an adjustment to equity and, if so, the related earnings per share effects, if any, or (ii) an expense and, if so, the manner and pattern of recognition. For emerging growth companies, the new guidance was effective for annual periods beginning after December 15, 2021 and the Company adopted ASU 2021-04 as of January 1, 2022, with no material impact on its condensed consolidated financial statements or the related disclosures.
3. Inventories and Ore on Leach Pads
The following table provides the components of Inventories and the estimated recoverable gold ounces therein (dollars in thousands):

	March 31, 2022		December 31, 2021
	Amount	Gold Ounces	Amount	Gold Ounces
Inventories:
Materials and supplies	$4,158	—	$4,376	—
Merrill-Crowe process plant	—	—	11	6
Carbon-in-column	6,028	3,174	3,493	2,044
Finished goods (doré and off-site carbon)	948	695	3,189	1,799
Total	$11,134	3,869	$11,069	3,849
As of March 31, 2022 and December 31, 2021, in-process inventories and finished goods inventories included $0.5 million and $0.4 million, respectively of capitalized depreciation and amortization costs. As of March 31, 2022 there were no indicators of impairment that would necessitate a write-down of the Company's Inventories or its Ore on leach pads.

HYCROFT MINING HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements
The following table summarizes Ore on leach pads and the estimated recoverable gold ounces therein (dollars in thousands):

	March 31, 2022		December 31, 2021
	Amount	Gold Ounces	Amount	Gold Ounces
Ore on leach pads	$3,680	2,693	$10,106	7,130
Total	$3,680	2,693	$10,106	7,130
As of March 31, 2022 and December 31, 2021, Ore on leach pads included $0.3 million and $0.6 million, respectively of capitalized depreciation and amortization costs.
4. Prepaids and Other, Net
The following table provides the components of Prepaids and other, net and Other assets (dollars in thousands):

	March 31, 2022	December 31, 2021
Prepaids and other, net
Prepaids
Insurance	$145	$1,014
Mining claims and permitting fees	378	891
Prepaid taxes	209	—
License fees	202	186
Other	29	56
Deposits	219	195
Total	1,182	2,342

Other assets, non-current
Royalty - advance payment	600	600
Total	$600	$600

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
5. Plant and Equipment, Net
The following table provides the components of Plant and equipment, net (dollars in thousands):

	Depreciation Life or Method	March 31, 2022	December 31, 2021
Leach pads	Units-of-production	$17,431	$17,431
Process equipment	5 - 15 years	17,755	17,735
Buildings and leasehold improvements	10 years	9,280	9,280
Mine equipment	5 - 7 years	6,026	6,224
Vehicles	3 - 5 years	1,454	1,454
Furniture and office equipment	7 years	330	330
Construction in progress and other		35,794	35,794
		$88,070	$88,248
Less, accumulated depreciation and amortization		(30,221)	(29,764)
Total		$57,849	$58,484
During the three months ended March 31, 2022 there were no events or changes in circumstances that would have required the Company to evaluate the current carrying value of its Plant and equipment, net for recoverability. Depreciation expense related to Plant and equipment, net was $0.9 million and $1.0 million for the three months ended March 31, 2022 and 2021.
6. Restricted Cash
The following table provides the components of Restricted cash (dollars in thousands):

	March 31, 2022	December 31, 2021
Reclamation and other surety bond cash collateral	$34,293	$34,293
As of March 31, 2022 and December 31, 2021, our surface management surety bonds totaled $59.3 million, of which $58.3 million secures the financial assurance requirements for the Hycroft Mine, and $1.0 million secures the financial assurance requirements for the adjacent water supply well field and exploration project, which were partially collateralized by the Restricted cash shown above.
7. Assets Held For Sale
The following table summarizes the Company's Assets held for sale by asset class as of March 31, 2022 and December 31, 2021 (dollars in thousands):

	March 31, 2022	December 31, 2021
Equipment not in use	$9,913	$11,163
Mine equipment	125	125
Materials and supplies	270	270
Total	$10,308	$11,558
The Assets held for sale are being marketed for sale and the Company has received interest from potential purchasers. It is the Company's intention to complete the sales of these assets within the upcoming year. During the three months ended March 31, 2022, the Company sold a regrind mill included in equipment not in use for gross proceeds of $1.3 million.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
8. Other Liabilities
The following table summarizes the components of current and non-current portions of Other liabilities (dollars in thousands):

	March 31, 2022	December 31, 2021
Other liabilities, current
Accrued compensation	$3,121	$2,641
Salary continuation payments	617	935
Restricted stock units	687	714
Deferred payroll tax liability	471	471
Excise tax liability	681	268
Accrued directors' fees	15	15
Total	$5,592	$5,044

Other liabilities, non-current
Finance lease liability	$260	$286
Operating lease liability	41	53
Total	$301	$339

HYCROFT MINING HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements
Excise tax liability
A new mining excise tax applied to gross proceeds became effective on July 1, 2021, following the passing of Assembly Bill 495 at the Nevada Legislative Session ended on May 31, 2021. The new excise tax is a tiered tax, with a highest rate of 1.1% and the first payment is due in April 2022.

The bill does not take into consideration expenses or costs incurred to generate gross proceeds. Therefore, this tax will be treated as a gross receipts tax and not as a tax based on income. As a result, this new tax will be reported as a component of Cost of sales and not as income tax expense. As of March 31, 2022, the Company has accrued $0.7 million related to the annual excise tax, included in Other liabilities, current.
9. Debt, Net
Second Amendment to Sprott Credit Agreement
On March 30, 2022, the Company and Lender under the Sprott Credit Agreement entered into the Second Amended and Restated Credit Agreement (“Second A&R Agreement”), which: (a) extended the maturity date for all of the loans and other principal obligations under the Sprott Credit Facility by two years, to May 31, 2027; (b) provided for the Company to prepay principal under the facility in the amount of $10.0 million promptly upon the Company’s receipt of cash proceeds from the Private Placement Offering with American Multi-Cinema, Inc. and 2176423 Ontario Limited (the “Initial Equity Proceeds Prepayment”); (c) provided for the Company to prepay principal under the Sprott Credit Agreement in the amount of $13.9 million (representing 10% of the subsequent issuance of its equity interests consummated on or prior to March 31, 2022) (the “Subsequent Equity Proceeds Prepayments”); and (d) eliminated the prepayment premiums otherwise payable with respect to the Initial Equity Proceeds Prepayment, the Subsequent Equity Proceeds Prepayments and all future prepayments of principal under the Sprott Credit Facility. In addition, the Company’s obligations to prepay principal with proceeds of asset sales will be credited/offset by the aggregate amount of Initial Equity Proceeds Prepayment and the Subsequent Equity Proceeds Prepayments ($23.9 million), and to maintain a minimum amount of Unrestricted Cash (as defined in the Second A&R Agreement) was increased to $15.0 million. The Company: (i) paid the previously deferred additional interest of $0.5 million; (ii) made the Initial Equity Proceeds Prepayment of $10.0 million and paid in-kind a $3.3 million fee in connection with the modification and capitalized it to principal on March 16, 2022; and (iii) made the Subsequent Equity Proceeds Prepayment of $13.9 million on March 30, 2022. The Company accounted for the Second A&R Agreement as a debt modification as the Second A&R Agreement did not result in debt that was substantially different.
Amendment to the 10% Senior Secured Notes and Note Exchange Agreement
On March 14, 2022, the Company entered into an amendment to the 10% Senior Secured Notes and Note Exchange Agreement (the “Note Amendment”), with: (i) certain direct and indirect subsidiaries of the Company as Guarantors; (ii) holders of the 10% Senior Secured Notes (the "Subordinated Notes"), including certain funds affiliated with, or managed by, Mudrick Capital Management, L.P, Whitebox Advisors, LLC, Highbridge Capital Management, LLC, Aristeia Highbridge Capital Management, LLC and Wolverine Asset Management, LLC (collectively, the “Amending Holders”); and (iii) Wilmington Trust, National Association, in its capacity as collateral agent. The Note Amendment amends the Note Exchange Agreement dated as of January 13, 2020 (the “Note Exchange Agreement”) and the Subordinated Notes issued thereunder in order to extend the maturity date of the Subordinated Notes from December 1, 2025 to December 1, 2027. The Note Amendment also removes the requirements that a holder receive the consent of the Company and the other holders in order to transfer any Subordinated Note. The Amending Holders constituted all of the holders of the Subordinated Notes. The Note Amendment became effective upon the closing of a private placement upon receipt of $55.9 million gross cash proceeds (before deduction of fees and expenses). The Company accounted for the Note Amendment as a debt modification as the Note Amendment did not result in debt that was substantially different.
Debt covenants
The Company’s debt agreements contain representations and warranties, events of default, restrictions and limitations, reporting requirements, and covenants that are customary for agreements of these types.
As of March 31, 2022, the Company was in compliance with all covenants under its debt agreements.

HYCROFT MINING HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements
Debt balances
The following table summarizes the components of Debt, net (dollars in thousands):

	March 31, 2022	December 31, 2021
Debt, net, current:
Sprott Credit Agreement	$2,200	$17,223
Note payable	126	115
Less, debt issuance costs	—	(672)
Total	$2,326	$16,666

Debt, net, non-current:
Sprott Credit Agreement, net of original issue discount ($12.2 million, net)	$43,585	$51,809
Subordinated Notes	95,940	93,599
Note payable	301	345
Less, debt issuance costs	(2,449)	(2,115)
Total	$137,377	$143,638
The following table summarizes the Company's contractual payments of Debt, net, including current maturities, for the five years subsequent to March 31, 2022 (dollars in thousands):

April 1, 2022 through December 31, 2022	$1,744
2023	2,327
2024	2,329
2025	1,154
2026	22
2027	146,744
Total	154,320
Less, original issue discount, net of accumulated amortization ($8.2 million)	(12,168)
Less, debt issuance costs, net of accumulated amortization ($2.5 million)	(2,449)
Total debt, net	$139,703

HYCROFT MINING HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements
Interest expense, net of capitalized interest
The following table summarizes the components of recorded Interest expense, net of capitalized interest (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Sprott Credit Agreement	$1,493	$1,552
Subordinated Notes	2,340	2,120
Amortization of original issue discount	1,158	1,088
Amortization of debt issuance costs	337	335
Other interest expense	18	8
Capitalized interest	—	(654)
Total	$5,346	$4,449
The Company capitalizes interest to Plant and equipment, net for construction projects in accordance with ASC Topic 835, Interest. Interest expense incurred under the Subordinated Notes is payable-in-kind. In May 2021, the Company began paying cash for interest expense incurred under the Sprott Credit Agreement. Prior to May 2021, interest expense incurred under the Sprott Credit Agreement was payable-in-kind.
10. Deferred Gain on Sale of Royalty
As of March 31, 2022, the Company classified the deferred gain from the sale of its royalty as a non-current liability as a result of the cessation of mining operations in November 2021.

HYCROFT MINING HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements
11. Warrant liabilities
The following table summarizes the Company's outstanding warrants (dollars in thousands):

	Balance at December 31, 2021		Fair Value Adjustments(1)		Balance at March 31, 2022
	Warrants	Amount	Warrants	Amount	Warrants	Amount
Warrant liabilities
5-Year Private Warrants	9,478,830	$664	—	$5,308	9,478,830	$5,972
Seller Warrants	12,721,901	5	—	13	12,721,901	18
Total	22,200,731	$669	—	$5,321	22,200,731	$5,990
(1)Liability classified warrants are subject to fair value remeasurement at each balance sheet date in accordance with ASC 814-40, Contracts on Entity's Own Equity. As a result, fair value adjustments related exclusively to the Company's liability classified warrants. Refer to Note 19 - Fair Value Measurements for further detail on the fair value of the Company's liability classified warrants.
The following table summarizes additional information on the Company's outstanding warrants:

	Exercise Price	Exercise Period	Expiration Date	Warrants Outstanding
Warrant liabilities
5-Year Private Warrants	$11.50	5 years	May 29, 2025	9,478,830
Seller Warrants	40.31	7 years	October 22, 2022	12,721,901

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
12. Asset Retirement Obligation ("ARO")
The following table summarizes changes in the Company’s ARO (dollars in thousands):

	March 31, 2022	December 31, 2021
Balance, beginning of period	$5,193	$4,785
Accretion expense	102	408
Balance, end of period	$5,295	$5,193
During the three months ended March 31, 2022, the Company did not incur any additional reclamation obligations associated with additional disturbances, or other regulatory requirements. The Company estimates that no significant reclamation expenditures associated with the ARO will be made until 2047 and that reclamation work will be completed by the end of 2065. During the three months ended March 31, 2022, there were no events or changes to the Company's regulatory environment or new or additional disturbances that would require a change to the Company's ARO due to changes in estimates. As a result, the Company did not record any adjustments to the ARO.
13. Stockholders' Equity
Common Stock
Private placement offering
On March 14, 2022, the Company entered into subscription agreements with American Multi-Cinema, Inc. and 2176423 Ontario Limited pursuant to which the Company agreed to sell the entities an aggregate of 46,816,480 units at a purchase price per unit of $1.193 with each unit consisting of one share of the Company’s common stock and one warrant to purchase a share of Common Stock ("Warrants") and the shares issuable upon exercise of the Warrants (the “Warrant Shares”), providing for a total purchase price of approximately $55.9 million (the "Private Placement Offering"). The Warrants have an exercise price of $1.068 per Warrant Share and will expire five years after issuance. On March 15, 2022, the Private Placement Offering closed and the Company received gross proceeds of $55.9 million before deducting expenses incurred in connection with therewith. As of March 31, 2022, the Company has incurred immaterial costs associated with the Private Placement Offering.
At-the-market offering
On March 15, 2022, the Company implemented an “at-the-market" offering ("ATM Program") by entering into an At Market Issuance Sales Agreement with B. Riley Securities, Inc. ("Sales Agreement"). Under the terms of the Sales Agreement, the Company may from time to time to or through the Agent, acting as sales agent or principal, offer and sell shares of its Class A common stock, par value $0.0001 per share, having a gross sales price of up to $500.0 million. Shares of common stock sold under the Sales Agreement, were issued pursuant to the Company’s shelf registration statement on Form S-3 (No. 333-257567) that the Securities and Exchange Commission declared effective on July 13, 2021, including the prospectus, dated July 13, 2021, and the prospectus supplement, dated March 15, 2022, as the same may be amended or supplemented. The Company completed the ATM Program on March 25, 2022, and received total gross proceeds, before deducting fees and expenses of the ATM Program, of $138.6 million for the sale of 89,553,584 shares of the Company’s common stock. Net proceeds, after deducting commissions and fees of $5.0 million (of which $0.8 million was included in Accounts payable and accrued expenses as of March 31, 2022), were $133.6 million.

HYCROFT MINING HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements
Equity Classified Warrants
The following table summarizes the Company's outstanding equity classified warrants included in Additional paid-in capital on the Condensed Consolidated Balance Sheets (dollars in thousands):

	Balance at December 31, 2021		Warrant Issuances		Balance at March 31, 2022
	Warrants	Amount	Warrants	Amount	Warrants	Amount
Equity classified warrants
5-Year Public Warrants	24,811,068	$28,912	—	$—	24,811,068	$28,912
Public Offering Warrants	9,583,334	12,938	—	—	9,583,334	12,938
Private Placement Offering Warrants	—	—	46,816,480	25,604	46,816,480	25,604
Total	34,394,402	$41,850	46,816,480	$25,604	81,210,882	$67,454
As discussed above, pursuant to the Private Placement Offering, the Company issued 46,816,480 Warrants with an exercise price of $1.068 per Warrant Share that expire five years from the date of issuance. The Warrants are deemed freestanding, equity-linked financial instructions that do not require liability classification under ASC Topic 480-10 Overall Debt because: (1) they are not mandatory redeemable shares; (2) they do not obligate the Company to buy back shares; and (3) they are not settled in a variable number of shares. As a result, the Company allocated the gross proceeds of $55.9 million from the Private Placement Offering between the Warrants and common stock as of the closing date of March 15, 2022. The Company used the Black-Scholes option pricing model to determine the fair value of the Warrants upon the issuance date using the following assumptions:

As of March 15, 2022
Expected term (years)	5
Risk-free interest rate	2.1%
Expected volatility	118.4%
Expected dividend yield	—
The following table summarizes additional information on the Company's outstanding warrants:

	Exercise price	Exercise period	Expiration date	Warrants outstanding
Equity classified warrants
5-Year Public Warrants	11.50	5 years	May 29, 2025	24,811,068
Public Offering Warrants	10.50	5 years	October 6, 2025	9,583,334
Private Placement Offering Warrants	1.068	5 years	March 15, 2027	46,816,480

HYCROFT MINING HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements
14. Revenues
The table below is a summary of the Company’s gold and silver sales (dollars in thousands):

	Three Months Ended March 31,
	2022		2021
	Amount	Ounces Sold	Amount	Ounces Sold
Gold sales	$8,906	4,773	$17,541	9,830
Silver sales	260	10,934	1,495	57,236
Total	$9,166		$19,036
While the Company is not obligated to sell any of its gold and silver to one customer, the majority of gold and silver sales during the three months ended March 31, 2022 and 2021 were to one customer. For the three months ended March 31, 2022, 100.0% of revenue was attributable to sales to the same customer, respectively. For the three months ended March 31, 2021, approximately 96.5% of revenue was attributable to sales to one customer.
15. Stock-Based Compensation
Performance and Incentive Pay Plan ("PIPP")
As of March 31, 2022, all awards granted under the PIPP were in the form of restricted stock units to employees, directors or consultants of the Company. As of March 31, 2022 there were 602,989 shares available for issuance under the PIPP.
For restricted stock units granted in the first quarter of 2019 that had not vested as of March 31, 2022, a price per share was not determined as of the grant date. The number of shares of common stock of the Company to be issued upon vesting is to be calculated on the vesting date, which is either the second or third anniversary of the date of the grant, or the annual date the compensation committee determines the achievement of the corporate performance targets. Such unvested restricted stock unit awards are included in Other liabilities. Refer to Note 8 - Other Liabilities for further detail. The Company estimates the number of shares of common stock to be issued upon vesting using the closing share price of its common stock on the last day of the period as quoted on the NASDAQ. For purposes of the outstanding unvested calculations below and the calculation of the shares available for issuance under the PIPP above, the Company used the closing share price on March 31, 2022 of $2.30 to estimate the number of shares of common stock to be issued upon vesting of these awards. As a result, actual shares of common stock issued upon vesting may be significantly different than these estimates.
The following table summarizes the Company’s unvested share awards outstanding under the PIPP:

Three Months Ended March 31, 2022
Unvested at beginning of year(1)	2,210,911
Impact of fluctuations in share price	(770,806)
Canceled/forfeited	(61,550)
Vested(2)	(226,283)
Unvested end of period(1)	1,152,272
(1)Amounts include liability-based awards for which the number of units awarded is not determined until the vesting date. The number of liability-based award units included in this amount are estimated using the market value of the Company's common shares as of the end of each reporting period.
(2)The Company issued the shares of common stock related to the vesting of restricted stock units during the three months ended March 31, 2022 on April 8, 2022 as the Company was under a trading black-out until that date.
During the three months ended March 31, 2022 and 2021, the Company reclassified $36,912 and $0.1 million from the current portion of Other liabilities to Additional paid-in capital for restricted stock units that vested.

HYCROFT MINING HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements
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
Section 382 of the Internal Revenue Code ("IRC") imposes limitations on the use of U.S. federal net operating losses (“NOLs”) upon a more than 50% change in ownership in the Company (ad defined in the IRC) within a three-year period. In connection with its at-the-market equity offering, the Company underwent a Section 382 ownership change on March 25, 2022. As a result, utilization of the Company’s NOL’s and certain unrealized losses are limited on an annual basis. If the Section 382 annual limitation amount is not fully utilized in a particular tax year, then the unused portion from that tax year is added to the Section 382 annual limitation in subsequent years. The Company’s annual limitation under Section 382 is estimated to be approximately $1.3 million.
The Company incurred no net income tax expense or benefit for the three months ended March 31, 2022 and 2021. The effective tax rate for the three months ended March 31, 2022, and 2021, was 0.0% and 0.0%, respectively. The effective tax rates differed from the statutory rate during each period primarily due to changes in the valuation allowance established to offset net deferred tax assets. The effective tax rate for the three months ended March 31, 2022 was less than the U.S. statutory rate which was due to the current year tax loss, offsetting the change in valuation allowance.
17. Loss Per Share
The table below summarizes the Company's basic and diluted loss per share calculations (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2022	2021
Net loss	$(22,060)	$(9,688)

Weighted average shares outstanding
Basic	81,201,453	59,901,306
Diluted	81,201,453	59,901,306

Basic loss per common share	$(0.27)	$(0.16)
Diluted loss per common share	$(0.27)	$(0.16)
Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period.
Due to the Company's net loss during the three months ended March 31, 2022 and 2021, there was no dilutive effect of common stock equivalents because the effects of such would have been anti-dilutive. The following table summarizes the shares excluded from the weighted average number of shares of common stock outstanding, as the impact would be anti-dilutive (in thousands):

	March 31,
	2022	2021
Warrants	94,259	37,500
Restricted stock units	1,152	149
Total	95,411	37,649

HYCROFT MINING HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements
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

	Three Months Ended March 31,
	Hycroft Mine	Corporate and Other	Total
2022
Revenue - Note 14	$9,166	$—	$9,166
Cost of sales	16,972	—	16,972
Other operating costs	1,140	3,072	4,212
Loss from operations	(8,946)	(3,072)	(12,018)
Interest expense, net of capitalized interest - Note 9	(4)	(5,342)	(5,346)
Fair value adjustment to warrants - Notes 11 and 19	—	(5,321)	(5,321)
Gain on sale of equipment	625	—	625
Loss before income taxes	$(8,325)	$(13,735)	$(22,060)
Income tax benefit	—	—	—
Net loss	$(8,325)	$(13,735)	$(22,060)

Total Assets	$126,273	167,081	293,354

2021
Revenue - Note 14	$19,036	$—	$19,036
Cost of sales	29,402	—	29,402
Other operating costs	595	3,794	4,389
Loss from operations	(10,961)	(3,794)	(14,755)
Interest expense, net of capitalized interest - Note 9	—	(4,449)	(4,449)
Fair value adjustment to warrants - Notes 11 and 19	—	9,493	9,493
Interest income	23	—	23
Net income (loss)	$(10,938)	$1,250	$(9,688)

Total Assets	$186,197	$36,705	$222,902

HYCROFT MINING HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements
19. Fair Value Measurements
Recurring fair value measurements
The following table sets forth by level within the fair value hierarchy, the Company’s liabilities measured at fair value on a recurring basis (dollars in thousands).

	Hierarchy Level	March 31, 2022	December 31, 2021
Warrant liabilities
5-Year Private Warrants	2	5,972	664
Seller Warrants	2	18	5
Total		$5,990	$669
5-Year Private Warrants
The 5-Year Private Warrants are valued using a Black-Scholes model that requires a variety of inputs including the Company's stock price, the strike price of the 5-Year Private Warrants, the risk-free rate, and the implied volatility. As the terms of the 5-Year Private Warrants are identical to the terms of the 5-Year Public Warrants except that the 5-Year Private Warrants, while held by certain holders or their permitted transferees, are precluded from mandatory redemption and are entitled to be exercise on a "cashless basis" at the holder’s election, the implied volatility used in the Black-Scholes model is calculated using a Monte-Carlo model of the 5-Year Public Warrants that factors in the restrictive redemption and cashless exercise features of the 5-Year Private Warrants. The Company updates the fair value calculation on at least a quarterly basis, or more frequently if changes in circumstances and assumptions indicate a change from the existing carrying value.
Seller Warrants
The Seller Warrant Agreement contains certain terms and features to reduce the exercise price and increase the number of shares of common stock each warrant is exercisable into. As a result, Seller Warrants are considered derivative financial instruments and carried at fair value. The fair value of Seller Warrants was computed by an independent third-party consultant (and validated by the Company) using a Monte Carlo simulation-based model that requires a variety of inputs, including contractual terms, market prices, exercise prices, equity volatility and discount rates. The Company updates the fair value calculation on at least an annual basis, or more frequently if changes in circumstances and assumptions indicate a change from the existing carrying value.
Items disclosed at fair value
Debt, net
The Sprott Credit Agreement and the Subordinated Notes are privately held and, as such, there is no public market or trading information available for such debt instruments. As of March 31, 2022 and December 31, 2021, the fair value of the Company’s debt instruments was $139.3 million and $162.8 million, compared to the carrying value of $139.7 million and $160.3 million as of March 31, 2022 and December 31, 2021, respectively. The fair value of the principal of the Company’s debt instruments, including capitalized interest, was estimated using a market approach in which pricing information for publicly traded, non-convertible debt instruments with speculative ratings were analyzed to derive a mean trading multiple to apply to the March 31, 2022 balances.

HYCROFT MINING HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements
20. Supplemental Cash Flow Information
The following table provides supplemental cash flow information (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Cash interest paid	$1,495	$—

Significant non-cash financing and investing activities:
Increase in debt from in-kind interest	2,340	3,971
Mobile equipment acquired by note payable	—	407
Plant, equipment, and mine development additions included in accounts payable	—	911
Liability based restricted stock units transferred to equity	37	—
Debt issuance costs paid in-kind	3,300	—
Accrual of equity issuance costs included in Accounts payable and accrued expenses	766	—
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
In February 2022, the Company engaged a financial advisor to assist with its financing efforts. During the three months ended March 31, 2022, the Company completed the Private Placement Offering, the ATM Program and entered into the Second A&R Agreement and Note Amendment without assistance from the financial advisor. As the Company completed the aforementioned equity and debt transactions during the engagement period, the Company is currently in discussions with its financial advisor regarding the engagement and fees. As the discussions are ongoing, the amount of a fee, if any, is not currently estimable. As a result, the Company has not provided for an amount due under the engagement within its condensed consolidated financial statements.
Financial commitments not recorded in the financial statements
As of March 31, 2022 and December 31, 2021, the Company's off-balance sheet arrangements consisted of a net smelter royalty arrangement and a net profit royalty arrangement.

HYCROFT MINING HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements
Net profit royalty
A portion of the Hycroft Mine is subject to a mining lease that requires a 4% net profit royalty be paid to the owner of certain patented and unpatented mining claims. The mining lease also requires an annual advance payment of $120,000 every year mining occurs on the leased claims. All advance annual payments are credited against the future payments due under the 4% net profit royalty. An additional payment of $120,000 is required for each year total tons mined on the leased claims exceeds 5.0 million tons. As the Company ceased mining operations in November 2021, the Company was not required to pay the annual advance payment of $120,000 in 2022. The total payments due under the mining lease are capped at $7.6 million, of which the Company has paid or accrued $3.0 million and included $0.6 million in Other assets in the Condensed Consolidated Balance Sheets as of March 31, 2022.
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
At both March 31, 2022 and December 31, 2021, the estimated net present value of the Company’s net smelter royalty was $154.0 million. The net present value of the Company's net smelter royalty was modeled using the following level 3 inputs: (i) market consensus inputs for future gold and silver prices; (ii) a precious metals industry consensus discount rate of 5.0%; and (iii) estimates of the Hycroft Mine’s life-of-mine gold and silver production volumes and timing.
22. Related Party Transactions
Certain amounts of the Company's indebtedness have historically, and with regard to the $80.0 million of Subordinated Notes, were held by five financial institutions. As of March 31, 2022, one of the financial institutions, Mudrick Capital Management, L.P (“Mudrick”), held more than 10% of the common stock of the Company and, as a result, was considered a related party (a "Related Party" or the "Related Parties") in accordance with ASC 850, Related Party Disclosures. For the three months ended March 31, 2022, Interest expense, net of capitalized interest included $0.8 million for the debt held by the Related Party.
As of March 31, 2021, three of the financial institutions, Mudrick, Highbridge Capital Management, LLC (“Highbridge”), Mudrick and Whitebox Advisors, LLC ("Whitebox"), held more than 10% of the common stock of the Company and, as a result, each was considered Related Parties. For the three months ended March 31, 2021, Interest expense, net of capitalized interest included $1.8 million for the debt held by Related Parties.
As of March 31, 2022 and December 31, 2021, the Related Parties held a total $34.8 million and $63.8 million, respectively, of debt.
Additionally, during the three months ended March 31, 2022, the Company paid $1.0 million to Ausenco Engineering USA South ("Ausenco") for work performed on preparing an Acid POX milling technical study. Diane Garrett is currently a non-executive director on Ausenco's Board of Directors.

23. Subsequent Events
Amendment to the Company’s Second Amended and Restated Certificate of Incorporation
On March 11, 2022, the Board approved an amendment to the Company’s Second Amended and Restated Certificate of Incorporation increasing the number of authorized shares of the Company’s common stock by 1,000,000,000 to a total of 1,400,000,000 (the “Certificate of Incorporation Amendment”) and directed that the Certificate of Incorporation Amendment be submitted for consideration by the stockholders of the Corporation. On March 15, 2022, AMC, Sprott, and entities affiliated

HYCROFT MINING HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements
with Mudrick Capital Management LP, who together constituted the holders of a majority of the common stock, approved the Certificate of Incorporation Amendment by written consent. The Certificate of Incorporation Amendment became effective upon filing of the Certificate of Incorporation Amendment with the Delaware Secretary of State on April 22, 2022, 20 days after the Company commenced distribution of an Information Statement on Schedule 14C to the stockholders of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion, which has been prepared based on information available to us as of May 4, 2022, provides information that we believe is relevant to an assessment and understanding of our consolidated operating results and financial condition. The following discussion should be read in conjunction with our other reports filed with the U.S. Securities and Exchange Commission (the “SEC”) as well as our condensed consolidated financial statements (the "Financial Statements") and the notes thereto (the "Notes") included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2022. Terms not defined herein have the same meaning defined in the Financial Statements and the Notes.
The following MD&A generally discusses our condensed consolidated financial condition and results of operations for 2022 and 2021 and year-to-year comparisons between 2022 and 2021.
Introduction to the Company
We are a U.S.-based gold and silver development company that is focused on developing our wholly owned Hycroft Mine in a safe, environmentally responsible, and cost-effective manner. Gold and silver sales represent 100% of our revenues and the market prices of gold and silver significantly impact our financial position, operating results, and cash flows. The Hycroft Mine is located in the State of Nevada and the corporate office is located in Winnemucca, Nevada. We recently filed the 2022 Hycroft TRS which contemplates processing gold and silver ore using milling and pressure oxidation to process sulfide ore along with heap leaching to process oxide and transition ore.
Health and Safety
We believe that safety is a core value, and we support that belief through our philosophy of safe work performance. Our mandatory mine safety and health programs include employee engagement and ownership of safety performance, accountability, employee and contractor training, risk management, workplace inspection, emergency response, accident investigation, and program auditing. This integrated approach is essential to ensure that our employees, contractors, and visitors operate safely.
During the first three months of 2022, we reported no lost time accidents. The Hycroft Mine’s total recordable injury frequency rate ("TRIFR") for the trailing twelve months, which includes other reportable incidents, is one of the metrics we use to assess safety performance, and it is well below industry averages and significantly below historical levels experienced at the Hycroft Mine. During the first three months of 2022 we continued our critical focus on safety, including allocating additional personnel, resources, workforce time, and communications to mine safety. These actions contributed to a reduction in our TRIFR to approximately 0.29 at March 31, 2022, compared with approximately 0.64 at December 31, 2021, an approximate 54% reduction. We will continue our safety efforts to reach the level of safety we expect and need to keep our workforce, contractors, and visitors safe.
For health and safety actions specific to COVID-19, refer to the Recent Developments section of this MD&A.

Executive Summary
During the first three months ended March 31, 2022, we continued producing gold and silver from ore on the leach pads and expect to continue as long as it remains economic. When the operation was re-started in 2019, mining oxide and transition ore allowed the Company to pre-strip overburden with some revenue offset to gain access to commercial scale sulfide mineralization. With the change in focus from the Novel Process to a milling operation, there is ample time to align the remaining pre-stripping with the start-up of commercial scale sulfide operations. We believe that this action will conserve cash and focus the Company's time and resources on its technical studies for sulfide ore. The metallurgical and variability drill program concluded in the first quarter of 2022, and metallurgical analysis and test work is expected to continue through third quarter of 2022.
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
2022 Highlights
•Safety - Hycroft's safety performance continued to improve with a 0.29 trailing 12-month TRIFR at the end of the first quarter of 2022. This represents an approximate 54% reduction in TRIFR compared with 0.64 at the end of 2021.
•Production - Gold production for the three months ended March 31, 2022, was 5,358 ounces and silver production was 16,861 ounces, both in line with forecast. Processing of ore on leach pads is currently planned to proceed through the second quarter of 2022.
•Strengthened balance sheet:
◦Raised gross cash proceeds of $194.4 million through a $55.9 million private placement offering and $138.6 million in an at-the-market equity offering program, before deductions of commissions, fees and expenses.
◦Amended the Sprott Credit Agreement such that no further scheduled payments of principal are required prior to maturity, which was extended by two years to May 31, 2027, after raising the $50.0 million minimum equity and paying a $3.3 million fee in-kind. In addition, we made a prepayment of $23.9 million as required under the amended agreement.
◦Amended the Subordinated Notes to extend debt maturity by two years to December 1, 2027 with continuing 10% interest payable in-kind.
◦The Company ended the first quarter of 2022 with $172.8 million of cash on hand and was in compliance with debt covenants.
•Finalized Initial Assessment Technical Report - The Company along with its third-party consultants, completed and filed the Initial Assessment Technical Report Summary for the Hycroft Mine ("2022 Hycroft TRS") with an effective date of February 18, 2022. As of March 31, 2022, the Hycroft Mine had measured and indicated mineral resources of 9.6 million ounces of gold and 446.0 million ounces of silver and inferred mineral resources of 5.0 million ounces of gold and 150.4 million ounces of silver, which are contained in oxide, transitional and sulfide ores.
Project Update
•Drill Results - As we initially reported in our February 22, 2022 news release, results from our 2021 drill program continue to be delayed due to backlogs in the independent labs associated with reduced staffing levels from the Covid-19 pandemic and high demand for these services. To date, we have received results for approximately 30% of the drill samples. Additional results on the remaining samples are anticipated to be received over the course of the next two quarters, assuming no further delays.

•Potential under-estimation of silver in the resource model - Following our review of the resource in 2021, we announced on February 22, 2022, that silver may be under-estimated in the resource model noting that a significant portion of historical drilling in the database does not include assay information for silver. With silver currently estimated to contribute 40-50% of the potential value at the Hycroft Mine under the milling process, we believe this information is an important factor to the overall understanding of the resource. This represents a significant potential opportunity at Hycroft. We have located a portion of the historical pulps and have sent them to an independent lab to re-analyze for the missing silver values. It may become necessary to conduct additional drilling to gather samples for the other areas of missing silver values as it could yield a significant opportunity for additional economic benefit.
•Exploration - We have initiated work to conduct a robust exploration program during 2022 to follow up on the significant intercepts previously disclosed in our press releases of September 8, 2021 and February 22, 2022. There has been no exploration drilling at Hycroft since 2014 and no prior focus on understanding the potential feeder to the resource.
Recent Developments
COVID-19
We have implemented health and safety policies for employees, contractors, and visitors that follow the guidelines published by the Center for Disease Control ("CDC") and the Mine Safety and Health Administration ("MSHA"). During the three months ended March 31, 2022, our operations faced certain limitations due to COVID-19, however the impact, while negative, did not materially and adversely impact our operations.
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
Private Placement
On March 14, 2022, the Company entered into subscription agreements (the “Subscription Agreements” and each a “Subscription Agreement”) with each of American Multi-Cinema, Inc. (“AMC”) and 2176423 Ontario Limited, an entity affiliated with Eric Sprott (“Sprott” and together with AMC, the “Purchasers”), pursuant to which the Company agreed to sell to the Purchasers, in a private placement, an aggregate of 46,816,480 units (“Units”) at a purchase price per Unit of $1.193, with each Unit consisting of one share of common stock, and one warrant to purchase a share of common stock and the shares issuable upon exercise of the warrants (the “Warrant Shares”), providing for a total purchase price of approximately $55.9 million (the “Private Placement”). The Warrants issued in the Private Placement have an exercise price of $1.068 per Warrant Share and will expire five years after issuance.
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
The Subscription Agreement with AMC, as amended, also provided AMC with the right to appoint a director to the Company’s board of directors (the “Board”) and the Company agreed to support such director’s nomination so long as AMC retains at least 50% of the common stock purchased under the Subscription Agreement with AMC and holds at least 5% of the outstanding voting securities.
As required by the Subscription Agreements, the Company prepared and filed a resale registration statement with the SEC to register the common stock, warrants and Warrant Shares for sale under the Securities Act.

Agreement with Sprott Private Resource Lending II (Collector), LP
On November 10, 2021, the Company entered into a waiver with Sprott Private Resource Lending II (Collector) (the "Lender") of certain provisions of the Amended and Restated Credit Agreement effective November 10, 2021 (the "November 2021 Waiver"). Pursuant to the November 2021 Waiver, the Lender permitted the Company to cease active mining operations and to reduce the amount of Unrestricted Cash required to be maintained by the Company from not less than $10.0 million to not less than $9.0 million for the period ending May 10, 2022
On February 28, 2022 the Company entered into a waiver and amendment agreement with the Lender (the "February 2022 Waiver and Amendment") amending the previous waiver and require that the Company maintain at least $7.5 million of Unrestricted Cash on the last day of February 2022 and at least $9.0 million on the last day of each month thereafter during the waiver period, waived all obligations of the Company to prepay the facility with the net cash proceeds of any mill asset sales until the earlier of the date on which the Company completes a private placement or other offering or issuance of its equity securities and March 31, 2022, and extended the payment due date for the February additional interest payment and the February principal payment until the earlier of any such offering date and March 31, 2022.
On March 11, 2022, the Company entered into an agreement (the “March 2022 Sprott Agreement”) with the Lender with respect to the Amended and Restated Credit Agreement, dated as of May 29, 2020 (as amended, restated, supplemented or otherwise modified from time to time, the “Sprott Credit Agreement”) among the Company, the Lender, the Guarantors (as defined in the Sprott Credit Agreement) and the other parties thereto. As described in the March 2022 Sprott Agreement, the Company was contemplating the sale or issuance of its equity securities pursuant to one or more transactions to be completed on or before March 31, 2022 (the “Equity Financing Transactions”). Pursuant to the March 2022 Sprott Agreement, if the Equity Financing Transactions resulted (or were likely to result pursuant to definitive subscription underwriting and/or similar legally binding agreements) in the Company’s receipt of total gross cash proceeds (before deduction of fees and expenses) of at least $50 million on or before March 31, 2022 (the “Required Equity Amount”), the Lender and the Company were obligated to amend the principal repayment terms under the Sprott Credit Agreement such that no further scheduled payments of principal shall be required prior to May 31, 2025 (the “Maturity Date”) (i.e., there will be no required regular amortization payments of the facility and the full principal balance of the facility shall be due and payable in a single “bullet” payment on the Maturity Date). The consummation of the Private Placement as described under “Private Placement” above satisfied the Required Equity Amount condition in the March 2022 Sprott Agreement.
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
Second Amendment and Restatement of the Sprott Credit Agreement
On March 14, 2022, the Company reached an agreement in principle with the Lender to modify the terms of the Sprott Credit Agreement and other applicable loan documents. On March 30, 2022, the Company and Lender under the Sprott Credit Agreement entered into the Second Amended and Restated Credit Agreement dated March 30, 2022 (“Second A&R Agreement”), which (a) extended the maturity date for all of the loans and other principal obligations under the Sprott Credit Facility (as such term is defined in the Second A&R Agreement) by two years, to May 31, 2027; (b) provided for the Company to prepay principal under the Sprott Credit Facility in the amount of $10.0 million promptly upon the Company’s receipt of cash proceeds from the Private Placement offering (the “Initial Equity Proceeds Prepayment”); (c) provided for the Company to prepay principal under the Second A&R Agreement in the amount of $13.9 million (representing 10% of the subsequent issuance of its equity interests consummated on or prior to March 31, 2022) (the “Subsequent Equity Proceeds Prepayments”); and (d) eliminated the prepayment premiums otherwise payable with respect to the Initial Equity Proceeds Prepayment, the Subsequent Equity Proceeds Prepayments and all future prepayments of principal under the Sprott Credit Facility. In addition, the Company’s obligations (i) to prepay principal with proceeds of asset sales were credited/offset by the $23.9 million aggregate amount of Initial Equity Proceeds Prepayment and the Subsequent Equity Proceeds Prepayments, and (ii) to maintain a minimum amount of Unrestricted Cash (as defined in the Second A&R Agreement) was increased to $15.0 million. Pursuant to the agreement in principle, the Company made the Initial Equity Proceeds Prepayment of $10.0 million and paid in kind a $3.3 million fee in connection with the modification and capitalized it to principal on March 16, 2022 and following the execution of the Second A&R Agreement on March 30, 2022, the Company (i) paid the previously deferred additional interest payment of $0.5 million, and (ii) made the Subsequent Equity Proceeds Prepayment of $13.9 million. After giving effect to such prepayments the outstanding principal balance under the Second A&R Agreement was $57.9 million as of March 31, 2022 (before issuance discounts) including unpaid additional interest of approximately $7.1 million.
At-the-market Offering of Common Shares
On March 15, 2022, the Company implemented an “at-the-market offering” program (“ATM Program”) by entering into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley Securities, Inc. (the “Agent”). Under the terms of the Sales Agreement, the Company had the right from time to time to or through the Agent, acting as sales agent or principal, to offer and sell shares of the Company’s common stock having a gross sales price of up to $500.0 million. The compensation payable to the Agent for sales of shares pursuant to the Sales Agreement was equal to 3.0% of the gross sales price for any shares of common stock sold through the ATM Program by Agent as sales agent under the Sales Agreement. Shares sold under the Sales Agreement, were issued pursuant to the Company’s shelf registration statement on Form S-3 (No. 333-257567) (the “Registration Statement”) that the SEC declared effective on July 13, 2021, including the prospectus, dated July 13, 2021, and the prospectus supplement, dated March 15, 2022.
On March 25, 2022, the Company terminated the ATM Program having sold 89,553,584 shares of common stock and generated aggregate gross proceeds before commissions and offering expenses of approximately $138.6 million.
Amendment to the 10% Senior Secured Notes and Note Exchange Agreement
On March 14, 2022, the Company entered into an amendment to the 10% Senior Secured Notes and Note Exchange Agreement (the “Note Amendment”), with (i) certain direct and indirect subsidiaries of the Company as Guarantors; (ii) holders of the 10% Senior Secured Notes (the "Subordinated Notes"), including certain funds affiliated with, or managed by, Mudrick Capital Management, L.P, Whitebox Advisors, LLC, Highbridge Capital Management, LLC, Aristeia Highbridge Capital Management, LLC and Wolverine Asset Management, LLC (collectively, the “Amending Holders”), and (iii) Wilmington Trust, National Association, in its capacity as collateral agent. The Note Amendment amends the Note Exchange Agreement dated as of January 13, 2020 (the “Note Exchange Agreement”) and the Subordinated Notes issued thereunder in order to extend the maturity date of the Subordinated Notes from December 1, 2025 to December 1, 2027. The Note Amendment also removes the requirements that a holder receive the consent of the Company and the other holders in order to transfer any Subordinated Note. The Amending Holders constituted all of the holders of the Subordinated Notes. The Note Amendment became effective upon the closing of the Private Placement Offering upon receipt of $55.9 million gross cash proceeds (before deduction of fees and expenses).
Amendment to the Company’s Second Amended and Restated Certificate of Incorporation
On March 11, 2022, the Board approved an amendment to the Company’s Second Amended and Restated Certificate of Incorporation increasing the number of authorized shares of the Company’s common stock by 1,000,000,000 to a total of 1,400,000,000 (the “Certificate of Incorporation Amendment”) and directed that the Certificate of Incorporation Amendment be submitted for consideration by the stockholders of the Corporation. On March 15, 2022, AMC, Sprott, and entities affiliated with Mudrick Capital Management LP, who together constituted the holders of a majority of the common stock, approved the Certificate of Incorporation Amendment by written consent. The Certificate of Incorporation Amendment became effective upon filing of the Certificate of Incorporation Amendment with the Delaware Secretary of State on April 22, 2022, 20 days after the Company commenced distribution of an Information Statement on Schedule 14C to the stockholders of the Company.
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

Technical Activities
During the first quarter of 2022, we continued to work alongside our industry-leading consultants to provide additional and expanded information on the ore body and investigate opportunities for improvements in operating parameters for commercial scale operations at the Hycroft Mine. This information is critical in understanding the mineralogical properties of the deposit and ultimately the most economic processing technology for the various ore domains. Accordingly, we developed an approximate $10 million program for drilling and additional metallurgical and mineralogical studies in 2021 and 2022. The drilling program was completed in January 2022, and the metallurgical test work portion of the program is expected to be completed in the early third quarter of 2022. Lab testing continues to be challenged by labor shortages and equipment availability. As of March 31, 2022, we have spent $8.0 million under the program.
Ongoing and future technical work for the Hycroft Mine will be primarily focused on the Acid POX milling for processing sulfide ore and completing the variability and metallurgical test work. We also plan to evaluate exploration opportunities targeting higher ore grades.
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
•Variability test work - The variability test work that is underway is necessary for all commercial scale sulfide processing options. The test work includes a suite of laboratory tests designed to:
•understand the metallurgical characteristics of each geologic domain and their amenability to various processing technologies;
•understand the metallurgical characteristics of sulfide material below the water table;
•understand the role other minerals may play in the overall oxidation process;
•determine amenability to oxidation in each geologic domain; and
•establish a relationship between oxidation levels and gold recoveries across each geologic domain.

Hycroft Mine
Operations
The following table provides a summary of operating results for the Hycroft Mine:

		Three Months Ended March 31,
		2022	2021
Ore mined - sulfide stockpile	(ktons)	—	419
Ore mined - crusher feed	(ktons)	—	—
Ore mined - ROM	(ktons)	—	2,466
Total ore mined	(ktons)	—	2,885
Waste mined	(ktons)	—	1,195
Total mined	(ktons)	$—	4,080

Waste tons to ore tons strip ratio	(#)	—	0.41

Ore grade mined - gold	(oz/ton)	—	0.013
Ore grade mined - silver	(oz/ton)	—	0.258

Production - gold	(oz)	5,358	13,858
Production - silver	(oz)	16,861	94,845

Ounces sold - gold	(oz)	4,773	9,830
Ounces sold - silver	(oz)	10,934	57,236

Average realized sales price - gold	($/oz)	$1,866	$1,784
Average realized sales price - silver	($/oz)	$23.78	$26.12
As shown above, tons mined, ounces produced and ounces sold decreased during the three months ended March 31, 2022, compared with the same period of the prior year. These decreases reflect the Company's decision to cease mining operations in November 2021. The Company expects to continue to process gold and silver ore on leach pads until such time that it is no longer economic to do so and as a result, due to the increases in the spot prices for gold during the first quarter of 2022, the average realized prices increased during the three months ended March 31, 2022.

Results of Operations
Revenues
Gold revenue
The table below summarizes gold sales, ounces sold and average realized prices for the following periods (dollars in thousands, except per ounce amounts):

	Three Months Ended March 31,
	2022	2021
Gold revenue	$8,906	$17,541
Gold ounces sold	4,773	9,830
Average realized price (per ounce)	$1,866	$1,784
During the three months ended March 31, 2022, gold revenue was $8.9 million, compared to $17.5 million for the comparable period of 2021. The significant decrease in revenue during the 2022 period was attributable to the cessation of mining operations in November 2021. As a result, significantly less ore was under leach during the 2022 period as compared to the prior period of 2021. This decrease was partially offset by an increase in the average realized price which was due to higher spot prices for gold during the three months ended March 31, 2022.
Silver revenue
The table below summarizes silver sales, ounces sold and average realized prices for the following periods (dollars in thousands, except per ounce amounts):

	Three Months Ended March 31,
	2022	2021
Silver revenue	$260	$1,495
Silver ounces sold	10,934	57,236
Average realized price (per ounce)	$23.78	$26.12
During the three months ended March 31, 2022, silver revenue was $0.3 million compared to $1.5 million for the comparable period of 2021. Similar to gold revenue, the decrease in silver revenue during the first quarter of 2022 was attributable to the cessation of mining activities in November 2021.

Total cost of sales
Total cost of sales consists of Production costs, Depreciation and amortization, and Mine site period costs. The table below summarizes total cost of sales for the following periods (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Production costs	$9,583	$17,817
Depreciation and amortization	920	1,041
Mine site period costs	6,469	10,544
Total cost of sales	$16,972	$29,402
Production costs
For the three months ended March 31, 2022, the Company recognized $9.6 million, in Production costs, or $2,008 per ounce of gold sold, compared to $17.8 million or $1,813 per ounce of gold, sold during the same period of 2021. The decrease in Production costs was primarily due to a respective decrease in gold ounces sold of 5,057 ounces sold, partly offset by a higher average inventory cost per ounce during the three months ended March 31, 2022 compared to the same periods of 2021.
Depreciation and amortization
Depreciation and amortization was $0.9 million or $193 per ounce of gold sold for the three months ended March 31, 2022, respectively, compared to $1.0 million or $106 per ounce of gold sold, during the same periods of 2021. The increase in total depreciation and amortization costs per ounce of gold sold was largely due to a decrease of 5,057 gold ounces sold during the three months ended March 31, 2022 compared to the same period of 2021.
Mine site period costs
During the three months ended March 31, 2022, inclusive of depreciation and amortization, the Company recorded $6.5 million of Cost of sales for costs that were in excess of the net realizable value per ounce of gold inventories, compared to $10.5 million during the same periods of 2021. Such period costs are generally the result of costs related to activities at the Hycroft Mine that do not qualify for capitalization to production-related inventories or adjustments to production inventories that are the result of recurring or significant downtime or delays, unusually high levels of repairs, inefficient operations, overuse of processing reagents, inefficient cost-volume structures, or other unusual costs and activities, and cannot be recorded to production-related inventories based on the threshold established by the calculation of the estimated net realizable value per ounce of gold.
General and administrative
General and administrative totaled $3.1 million during the three months ended March 31, 2022 compared to $3.8 million during the same period of 2021. The decrease of $0.7 million during the three months ended March 31, 2022 was primarily due to decreases in salary and compensation costs of $0.6 million due to reduced headcount and consulting fees associated with former employees of the Company that ended during 2021 of $0.2 million . Such decreases were offset by an increase in insurance related costs of $0.1 million.
Projects, exploration and development
During the three months ended March 31, 2022, Projects, exploration and development costs totaled $1.0 million compared to $0.5 million for the same period of 2021. Projects, exploration and development are related to: (i) completing technical studies; (ii) conducting geological studies; (iii) oversight and project management; and (iv) exploration drilling, engineering, and metallurgical activities. The increase of $0.5 million during the three months ended March 31, 2022 was the result of additional costs for the 2022 Hycroft TRS that was issued in February 2022 without established mineral reserves.

Interest expense, net of capitalized interest
As discussed and detailed in Note 9 - Debt, Net to the Notes to the Financial Statements, Interest expense, net of capitalized interest totaled $5.3 million during the three months ended March 31, 2022, compared to $4.4 million during the same period in 2021. The increase of $0.9 million during the three months ended March 31, 2022 was the result of a higher balance outstanding on the Subordinated Notes at March 31, 2022 as compared to the same period in 2021. The higher outstanding balance for the Subordinated Notes was due to quarterly interest payments that are paid in-kind as additional indebtedness.
Fair value adjustments to warrants
During the three months ended March 31, 2022, the Fair value adjustments to warrants resulted in a non-cash loss of $5.3 million as the market trading values of the publicly-listed warrants increased.
During the three months ended March 31, 2021, the Fair value adjustments to warrants resulted in a non-cash gain of $9.5 million as the market trading values of the publicly-listed warrants decreased, which was primarily due to a decrease in the underlying trading price of the common stock.
Refer to Note 11 - Warrant Liabilities to the Notes to the Financial Statements for further detail.
Income taxes
There was no income tax benefit or expense, net, recognized during the three months ended March 31, 2022 and 2021. The Company has not recorded any future income tax benefits for net losses, due to a full valuation allowance recorded against the net operating loss carryforward.
Section 382 of the Internal Revenue Code ("IRC") imposes limitations on the use of U.S. federal net operating losses (“NOLs”) upon a more than 50% change in ownership in the Company (as defined in the IRC) within a three-year period. In connection with its at-the-market equity offering, the Company underwent a Section 382 ownership change on March 25, 2022. As a result, utilization of the Company’s NOL’s and certain unrealized losses are limited on an annual basis. If the Section 382 annual limitation amount is not fully utilized in a particular tax year, then the unused portion from that tax year is added to the Section 382 annual limitation in subsequent years. The Company’s annual limitation under Section 382 is estimated to be approximately $1.3 million.
For additional details, refer to Note 16 - Income Taxes to the Notes to the Financial Statements.
Net loss
For the reasons discussed above, the Company recorded a net loss of $22.1 million for the three months ended March 31, 2022, which included a loss from Fair value adjustments to warrants of $5.3 million compared to net losses of $9.7 million for the three months ended March 31, 2021, which included a $9.5 million gain from Fair value adjustment to warrants.
Liquidity and Capital Resources
General
The Company's unrestricted cash position at March 31, 2022 was $172.8 million as compared with $12.3 million at December 31, 2021. While the Company plans to continue processing gold and silver ore on the leach pads after ceasing mining operations and partially offset the cash that is projected to be used in operations and investing activities, the Company does not expect to generate net positive cash for the foreseeable future. Accordingly, the Company will be dependent on its unrestricted cash and other sources of cash to fund the business. As discussed in Note 13 - Stockholders' Equity in the Notes to the Financial Statements, the Company raised gross proceeds of approximately $194.4 million in March 2022, before deduction of commissions and expenses, through the following equity financings:
•On March 14, 2022, the Company entered into the Subscription Agreements with American Multi-Cinema, Inc. and 2176423 Ontario Limited pursuant to which the Company sold on March 15, 2022 an aggregate of 46,816,480 units, each unit consisting of one share of common stock and one warrant to purchase one share of common stock, at a purchase price of $1.193 per unit for total gross proceeds, before deduction of fees and expenses, of $55.9 million.
•On March 15, 2022, the Company implemented the ATM Program. On March 25, 2022 the Company terminated the ATM Program and announced that it had sold 89,553,584 shares of common stock under the ATM Program and generated aggregate gross proceeds before commissions and offering expenses of approximately $138.6 million.

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
To avoid potential non-compliance with the Sprott Credit Agreement, the Company obtained a series of waivers and entered into amendments to the Sprott Credit Agreement. Please see Debt Covenants below and Note 9 - Debt, Net in the Notes to the Financial Statements for information regarding additional waivers received and modifications to the Sprott Credit Agreement, including the Second A&R Agreement.
The Company's future liquidity and capital resources management strategy entails a disciplined approach to monitor the timing and depth of any drilling, metallurgical and mineralogical studies and the continuation of processing the remaining leach pad inventory while attempting to remain in a position that allows the Company to respond to changes in the business environment, such as a decrease in metal prices or lower than forecasted future cash flows, and changes in other factors beyond the Company's control. The Company has undertaken efforts aimed at managing its liquidity and preserving its capital resources by, among other things: (i) monitoring metal prices and the impacts (near-term and future) they have on the business and cash flows; (ii) ceasing open pit mining operations to reduce net cash outflows while continuing to process leach pad inventory until such time as it is no longer economic; (iii) reducing the size of the workforce to reflect the cessation of mining operations; (iv) controlling working capital and managing discretionary spending; (v) reviewing contractor usage and rental agreements for more economic options, including termination of certain agreements in accordance with their terms; (vi) decreasing restricted cash balances that collateralize bonds, as available; and (vii) planning the timing and amounts of capital expenditures and drilling, metallurgical and mineralogical study costs at the Hycroft Mine and deferring such items that are not expected to benefit our near term operating plans. The Company has undertaken and continue to undertake additional efforts to: (i) monetize non-core assets and excess materials and supplies inventories; (ii) return excess rental and leased equipment; (iii) sell certain uninstalled grinding mills that are not expected to be needed for a future milling operation; (iv) sell other uninstalled grinding mills if the proceeds contribute to enhancing a future milling operation; and (v) work with existing debt holders to adjust debt service requirements.
Cash and liquidity
The Company has placed substantially all of its cash in operating accounts with a well-capitalized financial institution, thereby ensuring balances remain readily available. Due to the nature of our operations and the composition of current assets, Cash and metal inventories represent substantially all of the liquid assets on hand. Additionally, the Company is provided with additional liquidity as ounces are recovered from the Ore on leach pads, processed into finished goods, and sold at prevailing spot prices to customers.
The following table summarizes projected sources of future liquidity, as recorded within the Financial Statements (dollars in thousands):

	March 31, 2022	December 31, 2021
Cash	$172,778	$12,342
Metal inventories(1)	6,976	6,693
Ore on leach pads(2)	3,680	10,106
Assets held-for-sale	10,308	11,558
Total projected sources of future liquidity	$193,742	$40,699
(1)Metal inventories contained approximately 3,869 recoverable ounces of gold that are expected to be sold within the next 12 months. Assuming a gold selling price of $1,942 per ounce (the March 31, 2022 P.M. fix) and excluding any proceeds from silver sales, the sale of all gold ounces estimated to be recovered from metal inventories would provide $7.5 million of revenue. See Note 3 - Inventories and Ore on Leach Pads to the Notes to the Financial Statements for additional information.
(2)Ore on leach pads contained approximately 2,693 ounces of gold that are expected to be processed into finished goods and then sold within the next 12 months. Assuming a gold selling price of $1,942 per ounce (the March 31, 2022 P.M. fix) and excluding any proceeds from silver sales, the sale of all gold ounces estimated to be recovered from ore on leach pads would provide $5.2 million of revenue. See Note 3 - Inventories and Ore on Leach Pads to the Notes to the Financial Statements for additional information.

Three months ended March 31, 2022 compared to the three months ended March 31, 2021
The following table summarizes sources and uses of cash for the following periods (dollars in thousands):

	Three Months Ended March 31,
	2022	2021
Net loss	$(22,060)	$(9,688)
Net non-cash adjustments	9,954	(2,846)
Net change in operating assets and liabilities	5,190	(2,227)
Net cash used in operating activities	(6,916)	(14,761)
Net cash used in investing activities	1,610	(5,082)
Net cash (used in) provided by financing activities	165,742	—
Net (decrease) increase in cash	160,436	(19,843)
Cash and restricted cash, beginning of period	46,635	96,040
Cash and restricted cash, end of period	$207,071	$76,197
Cash used in operating activities
During the three months ended March 31, 2022, the Company used $6.9 million of cash in operating activities primarily attributable to a net loss of $22.1 million, the cash impact of which was equal to $12.1 million, and $5.2 million was provided by working capital, which included a $6.1 million decrease for production-related inventories as the Company continues to process the remaining gold and silver ore on its leach pads which was partly offset by cash used to reduce Accounts payable of $2.8 million. The largest non-cash items included in net loss during the three months ended March 31, 2022 included a $5.3 million loss from Fair value adjustments to warrants and Non-cash portion of interest expense of $3.8 million.
For the three months ended March 31, 2021, the Company used $14.8 million of cash in operating activities primarily attributable to a net loss of $9.7 million, the cash impact of which was $12.5 million, and $2.2 million was used for working capital, which included $4.0 million used to increase production-related inventories. The largest non-cash items included in net loss for the three months ended March 31, 2021 included a $9.5 million gain from Fair value adjustments to warrants and Non-cash portion of interest expense of $4.4 million.
Cash provided by (used in) investing activities
For the three months ended March 31, 2022, investing activities provided cash of $1.6 million primarily from the sale of a regrind mill, which was included in Assets held for sale, for gross proceeds of $1.3 million and other mobile mine equipment and materials and supplies for proceeds of $0.7 million. In addition, the Company purchased mobile mine equipment of $0.4 million.
For the three months ended March 31, 2021, the Company used $5.1 million in investing activities which primarily related to expenditures of $2.5 million (exclusive of capitalized interest of $0.7 million) for the leach pad expansion project and $1.4 million for purchased equipment. The Company completed construction of the leach pad to the appropriate point at which the Company believes there would be minimal risk of adverse impacts to the leach pad.
Cash provided by financing activities
During the three months ended March 31, 2022 cash provided by financing activities of $165.7 million was primarily related to the equity offerings completed during the period: (i) the Private Placement offering completed on March 15, 2022 for gross proceeds of $55.9 million, and (ii) the ATM Program completed on March 25, 2022 for net proceeds of $134.3 million. These amounts were offset by the required prepayments under the Second A&R Agreement of $24.4 million, including $0.5 million of additional interest.
There were no cash financing activities during the three months ended March 31, 2021.

Future capital and cash requirements
The following table provides the Company's gross contractual cash obligations as of March 31, 2022, which are grouped in the same manner as they were classified in the cash flows in order to provide a better understanding of the nature of the obligations and to provide a basis for comparison to historical information. The Company believes that the following provides the most meaningful presentation of near-term obligations expected to be satisfied using current and available sources of liquidity (dollars in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating activities:
Net smelter royalty(1)	$292,181	$1,766	$23,609	$25,806	$241,000
Remediation and reclamation expenditures(2)	70,100	—	—	—	70,100
Interest payments(4)	22,665	4,398	13,157	5,110	—
Crofoot royalty(3)	4,630	—	—	—	4,630
Financing activities:
Repayments of debt principal(4)	147,171	126	301	146,744	—
Additional interest payments(5)	7,149	2,200	4,949	—	—
Total	$543,896	$8,490	$42,016	$177,660	$315,730
(1)Under the Sprott Royalty Agreement, the Company is required to pay a perpetual royalty equal to 1.5% of the Net Smelter Returns from the Hycroft Mine, payable monthly that also includes an additional amount for withholding taxes payable by the royalty holder. Amounts presented above incorporate estimates of the current life-of-mine plan for mineral resources and are based on consensus pricing for gold and silver. See Note 10 - Deferred Gain on Sale of Royalty to the Notes to the Financial Statements for additional information.
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
(3)The Company is required to pay a 4% net profits royalty, including advance royalty payments of $120,000 in any year where mining occurs on the Crofoot claims and an additional $120,000 if tons mined from the Crofoot claim blocks exceed 5.0 million tons. See Note 21 - Commitments and Contingencies to the Notes to the Financial Statements for additional information.. Amounts shown represent the current estimates of cash payment timing using consensus pricing for gold and silver.
(4)Repayments of principal on debt consists of amounts due under the Sprott Credit Agreement (as amended by the Second A&R Agreement), the Subordinated Notes and notes payable for equipment purchases. Included in the repayment of the Subordinated Notes principal is interest that has been capitalized as payable in-kind on a quarterly basis, and on a monthly basis for the Sprott Credit Agreement (as amended by the Second A&R Agreement) for the first 12 months after the initial advance. Also included in the repayment of the Sprott Credit Agreement is the $3.3 million fee that has been capitalized as payable in-kind in connection with the Second A&R Agreement. See Note 9 - Debt, Net to the Notes to the Financial Statements for additional information.
(5)Additional interest payments consist of repayments of additional interest under the Sprott Credit Agreement (as amended by the Second A&R Agreement), commencing February 28, 2021 (with the first cash payment due three months after such date) and ending on the maturity date. See Note 9 - Debt, Net to the Notes to the Financial Statements for additional information.

Debt covenants
The Company's debt agreements contain representations and warranties, events of default, restrictions and limitations, reporting requirements, and covenants that are customary for agreements of these types.
The Sprott Credit Agreement (as amended by the Second A&R Agreement) contains covenants that, among other things, restrict or limit the ability of the Company to enter into encumbrances (other than Permitted Encumbrances), incur indebtedness (other than Permitted Indebtedness), dispose of its assets (other than Permitted Disposals), pay dividends, and purchase or redeem shares, as such terms are defined in the Sprott Credit Agreement (as amended by the Second A&R Agreement). The Sprott Credit Agreement (as amended by the Second A&R Agreement) requires the Company to ensure that, at all times, both its Working Capital and Unrestricted Cash are at least $10.0 million (subsequently reduced by the Waiver and Waiver Amendment discussed below), as such terms are defined in the Sprott Credit Agreement (as amended by the Second A&R Agreement), and that at least every six months the Company demonstrates its ability to repay and meet all present and future obligations as they become due with a financial model that uses consensus gold prices discounted by 5.0%. The Subordinated Notes include customary events of default, including those relating to a failure to pay principal or interest, a breach of a covenant, representation or warranty, a cross-default to other indebtedness, and non-compliance with security documents. As of March 31, 2022, the Company was in compliance with all covenants under its debt agreements.
On February 28, 2022, the Company entered into the February 2022 Waiver and Amendment with the Lender amending the November 2021 Waiver. Pursuant to the February 2022 Waiver and Amendment, the Lender: (i) waived the Company’s obligation under the Sprott Credit Agreement to maintain at least $9.0 million of Unrestricted Cash on the last day of each calendar month during the period ending May 10, 2022 (the “Waiver Period”), provided that, the Company maintained at least $7.5 million of Unrestricted Cash on the last day of February 2022 and at least $9.0 million on the last day of each month thereafter during the Waiver Period; (ii) waived all obligations of the Company to prepay the facility with the net cash proceeds of any Mill Asset Sales (as defined in the February 2022 Waiver and Amendment) until the earlier of: (A) the date on which the Company completes a private placement or other offering or issuance of its equity securities (the “Offering Date”); and (B) March 31, 2022; and (iii) extended the payment due date for the additional February interest payment and the February principal payment until the earlier of: (A) the Offering Date; and (B) March 31, 2022. Further, pursuant to the February 2022 Waiver and Amendment, any failure by the Company to comply with the terms of the preceding sentence would constitute an immediate Event of Default under the Credit Agreement.
On March 11, 2022, the Company entered into the March 2022 Sprott Agreement with the Lender with respect to the Sprott Credit Agreement. As described in the March 2022 Sprott Agreement, the Company was contemplating Equity Financing Transactions to be completed on or before March 31, 2022. Pursuant to the March 2022 Sprott Agreement, if the Equity Financing Transactions result (or are likely to result pursuant to definitive subscription underwriting and/or similar legally binding agreements) in the Company’s receipt of total gross cash proceeds (before deduction of fees and expenses) of the Required Equity Amount on or before March 31, 2022, the Lender and the Company were obligated to amend the principal repayment terms under the Sprott Credit Agreement such that no further scheduled payments of principal shall be required prior to May 31, 2025 (the “Maturity Date”) (i.e., there will be no required regular amortization payments of the facility and the full principal balance of the facility shall be due and payable in a single “bullet” payment on the Maturity Date). The consummation of the Private Placement satisfied the Required Equity Amount condition in the March 2022 Sprott Agreement.
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
On March 14, 2022, the Company reached an agreement in principle with the Lender to modify the terms of the Sprott Credit Agreement and other applicable loan documents. On March 30, 2022, the Company and Lender under the Sprott Credit Agreement entered into the Second A&R Agreement, which: (a) extended the maturity date for all of the loans and other principal obligations under the Sprott Credit Facility by two years, to May 31, 2027; (b) provided for the Initial Equity Proceeds Prepayment in the amount of $10.0 million promptly upon the Company's receipt of cash proceeds from the Private Placement; (c) provided for the Subsequent Equity Proceeds Prepayments in the amount of $13.9 million (representing 10% of the subsequent issuance of its equity interests consummated on or prior to March 31, 2022); and (d) eliminated the prepayment premiums otherwise payable with respect to the Initial Equity Proceeds Prepayment, the Subsequent Equity Proceeds Prepayments and all future prepayments of principal under the Sprott Credit Facility. In addition, the Company’s obligations to: (i) prepay principal with proceeds of asset sales were credited/offset by the $23.9 million aggregate amount of Initial Equity

Proceeds Prepayment and the Subsequent Equity Proceeds Prepayments; and (ii) to maintain a minimum amount of Unrestricted Cash was increased to $15.0 million. Pursuant to the agreement in principle, the Company made the Initial Equity Proceeds Prepayment of $10.0 million and paid in kind a $3.3 million fee in connection with the modification and capitalized it to principal on March 16, 2022 and following the execution of the Second A&R Agreement on March 30, 2022, the Company: (i) paid the previously deferred additional interest payment of $0.5 million; and (ii) made the Subsequent Equity Proceeds Prepayment of $13.9 million. After giving effect to such prepayments the outstanding principal balance under the Second A&R Agreement was estimated as of March 31, 2022 to be $57.9 million (before issuance discounts) including unpaid additional interest of approximately $7.1 million.
Off-balance sheet arrangements
As of March 31, 2022, our off-balance sheet arrangements consisted of a net profit royalty arrangement and a net smelter royalty arrangement (see Note 21 - Commitments and Contingencies to the Notes to the Financial Statements).
Accounting Developments
The following accounting pronouncements were adopted by the Company during the three months ended March 31, 2022:
In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 simplifies guidance on accounting for convertible instruments and contracts in an entity’s own equity including calculating diluted earnings per share. For emerging growth companies, the new guidance is effective for annual periods beginning after December 15, 2022. The Company early adopted ASU 2020-06 as of January 1, 2022, with no material impact on its condensed consolidated financial statements or the related disclosures.
In December of 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), as part as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. Amendments include removal of certain exceptions to the general principles of ASC 740, Income Taxes and simplification in several other areas such as accounting for a franchise tax (or similar tax) that is partially based on income. For emerging growth companies, the new guidance was effective for annual periods beginning after December 15, 2021 and the Company adopted ASU 2019-12 as of January 1, 2022, with no material impact on its condensed consolidated financial statements or the related disclosures.
In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force). ASU 2021-04 clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (e.g., warrants) that remain equity classified after modification or exchange. ASU 2021-04 provides guidance that will clarify whether an issuer should account for a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as (i) an adjustment to equity and, if so, the related earnings per share effects, if any, or (ii) an expense and, if so, the manner and pattern of recognition. For emerging growth companies, the new guidance was effective for annual periods beginning after December 15, 2021 and the Company adopted ASU 2021-04 as of January 1, 2022, with no material impact on its condensed consolidated financial statements or the related disclosures.
Critical Accounting Estimates
This MD&A is based on the Condensed Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these statements requires us to make assumptions, estimates, and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. For information on the most critical accounting estimates used to prepare the Condensed Financial Statements, see the Critical Accounting Estimates section included in Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Please see “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 31, 2021, for more information about these and other risks. These risks may include the following and the occurrence of one or more of the events or circumstances alone or in combination with other events or circumstances, may have a material adverse effect on our business, cash flows, financial condition and results of operations. Important factors and risks that could cause actual results to differ materially from those in the forward-looking statements include, among others:
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
◦The intense competition in recruitment and retention of qualified employees within the mining industry;
◦The commercial success of, and risks related to, our development activities;
◦Uncertainties and risks related to our reliance on contractors and consultants;
◦Availability and cost of equipment, supplies, energy, or reagents;
◦The inherently hazardous nature of mining activities, including environmental risks;
◦Potential effects of U.S. federal and state governmental regulations, including environmental regulation and permitting requirements;
◦Uncertainties related to obtaining or retaining approvals and permits from governmental regulatory authorities;
◦Cost of compliance with current and future government regulations, including environmental regulations;
◦Potential challenges to title in our mineral properties;
◦Our insurance may not be adequate to cover all risks associated with our business;

◦Risks associated with proposed legislation could significantly increase the cost of mine development on our unpatented mining claims;
◦Risks associated with regulations and pending legislation governing issues involving climate change could result in increased costs, which could have a material adverse effect on our business; and
◦Changes to the climate and regulations regarding climate change.
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
◦Possible litigation as a result of a material weakness in our internal controls over financial reporting; and
◦Risks that our principal stockholders will be able to exert significant influence over matters submitted to stockholders for approval.
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
Hycroft Mining Holding Corporation management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act as of March 31, 2022.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2022 to provide such reasonable assurance that information required to be disclosed by us, including our consolidated subsidiaries, in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure and is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.
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
ITEM 1A. RISK FACTORS
As the Company qualifies as a smaller reporting company under Item 10(f) of Regulation S-K, risk factors are not required to be included in a quarterly report and such are omitted from this filing.
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

ITEM 5. OTHER INFORMATION
(a)Subsequent to the execution and delivery of the Second A&R Agreement, it was discovered that Sections 2.9 and 2.10 of the Sprott Credit Agreement erroneously refer to "the Maturity Date" as the date through which Additional Interest (as defined in the Second A&R Agreement) is to be incurred by the Company. The actual intention and understanding of each of the parties was that Additional Interest under the Sprott Credit Agreement (as amended by the Second A&R Agreement) would only be incurred through the original maturity date, May 31, 2025. On May 3, 2022, the Company, the Lender and the other parties to the Second A&R Agreement entered into a Letter Agreement with amended Sections 2.9 and 2.10 of the Second A&R Agreement by replacing each reference to "the Maturity Date" which "May 31, 2025".
(b)Not applicable.
ITEM 6. EXHIBITS
(a)Exhibits

Exhibit Number	Description
,

4.1
First Amendment to Warrant Agreement dated as of April 8, 2022 between Hycroft Mining Holding Corporation and American Multi-Cinema, Inc. (Incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K, filed with the SEC on April 11, 2022)

4.2
First Amendment to Warrant Agreement dated as of April 8, 2022 between Hycroft Mining Holding Corporation and 2176423 Ontario Limited (Incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K, filed with the SEC on April 11, 2022)

10.1
Second Amended and Restated Credit Agreement, dated as of March 30, 2022, by and between Hycroft Mining Holding Corporation, as borrower, Autar Gold Corporation (f/k/a Muds Holdco Inc.), Hycroft Resources & Development, LLC and Allied VGH LLC, as guarantors, Sprott Private Lending II (Collector), LP, as lender, and Sprott Resource Lending Corp. as arranger (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-K, filed with the SEC on March 31, 2022).

10.2
Waiver and Amendment, dated January 6, 2022 between Hycroft Mining Holding Corporation and Sprott Private Resource Lending II (Collector), LP (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed with the SEC on January 10, 2022).

10.3
Waiver and Amendment, dated February 28, 2022 among Hycroft Mining Holding Corporation, Sprott Private Resource Lending II (Collector), LP and Sprott Private Resource Lending II (Co) Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed with the SEC on March 1, 2022).

10.4
Letter Agreement dated March 11, 2022 between Hycroft Mining Holding Corporation and Sprott Private Resource Lending II (Collector), LP (Incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed with the SEC on March 15, 2022).

10.5
Subscription Agreement dated March 14, 2022 between Hycroft Mining Holding Corporation and American Multi-Cinema, Inc. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, filed with the SEC on March 15, 2022).

10.6
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

10.8
First Amendment to Subscription Agreement dated as of April 8, 2022 between Hycroft Mining Holding Corporation and American Multi-Cinema, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K, filed with the SEC on April 11, 2022)

10.9	Letter Agreement, dated May 3, 2022 between Hycroft Mining Holding Corporation and Sprott Private Resource Lending II (Collector), LP.*

Rule 13a-14(a)/15d-14(a) Certifications.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended*

Section 1350 Certifications.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

Mine Safety Disclosure Exhibits.
95.1	Mine Safety Disclosures*

Interactive Data File.
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HYCROFT MINING HOLDING CORPORATION (Registrant)

Date: May 4, 2022	By:	/s/ Diane R. Garrett
Diane R. Garrett President, Chief Executive Officer, and Director (Principal Executive Officer)

Date: May 4, 2022	By:	/s/ Stanton Rideout
Stanton Rideout Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)