Form 10-Q
period 2022-06-30
HYCROFT MINING HOLDING CORP
filed 2022-08-04
CIK 1718405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No ☒
As of August 3, 2022, there were 199,712,826 shares of the Company’s common stock and no shares of the Company’s preferred stock issued and outstanding.

HYCROFT MINING HOLDING CORPORATION
Quarterly Report on Form 10-Q

			Page
PART	ITEM
I	1	Financial Statements	2
	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
	3	Quantitative and Qualitative Disclosures about Market Risk	45
	4	Controls and Procedures	44

II	1	Legal Proceedings	42
	1A	Risk Factors	45
	2	Unregistered Sales of Equity Securities	45
	3	Defaults Upon Senior Secured Equity	45
	4	Mine Safety Disclosures	45
	5	Other Information	45
	6	Exhibits	45
		Signatures	47

ITEM I. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HYCROFT MINING HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

	June 30, 2022	December 31, 2021
	(unaudited)
Assets:
Cash	$157,781	$12,342
Income tax receivable	1,530	1,530
Inventories - Note 3	16,971	11,069
Ore on leach pads - Note 3	—	10,106
Prepaids and deposits, net - Note 4	4,810	2,342
Current assets	181,092	37,389
Plant and equipment, net - Note 5	56,682	58,484
Restricted cash - Note 6	33,510	34,293
Other assets - Note 4	600	600
Assets held for sale - Note 7	10,298	11,558
Total assets	$282,182	$142,324
Liabilities:
Accounts payable and accrued expenses	$9,747	$9,430
Debt, net - Note 9	2,326	16,666
Deferred gain on sale of royalty - Note 10	—	125
Other liabilities - Note 8	3,534	5,044
Current liabilities	15,607	31,265
Debt, net - Notes 9 and 19	139,897	143,638
Deferred gain on sale of royalty - Note 10	29,839	29,714
Warrant liabilities - Notes 11 and 19	2,284	669
Asset retirement obligation - Note 12	5,397	5,193
Other liabilities - Note 8	263	339
Total liabilities	$193,287	$210,818
Commitments and contingencies - Note 21
Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 1,400,000,000 shares authorized; 197,401,817 issued and outstanding at June 30, 2022, and 60,433,395 issued and outstanding at December 31, 2021	$20	$6
Additional paid-in capital	729,240	540,823
Accumulated deficit	(640,365)	(609,323)
Total stockholders’ equity (deficit)	88,895	(68,494)
Total liabilities and stockholders’ equity (deficit)	$282,182	$142,324
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYCROFT MINING HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues - Note 14	$3,831	$36,001	$12,997	$55,037
Cost of sales:
Production costs	3,634	29,494	13,217	47,311
Depreciation and amortization	632	1,573	1,552	2,614
Mine site period costs	2,551	2,434	9,020	12,978
Total cost of sales	6,817	33,501	23,789	62,903
Operating expenses:
General and administrative	5,248	5,164	8,320	8,958
Projects, exploration, and development	151	1,023	1,189	1,516
Accretion - Note 12	102	102	204	204
Loss from operations	(8,487)	(3,789)	(20,505)	(18,544)
Other (expense) income:
Interest expense, net of capitalized interest - Note 9	(4,198)	(5,298)	(9,544)	(9,747)
Interest income	20	9	20	32
Fair value adjustment to warrants - Notes 11 and 19	3,706	651	(1,615)	10,144
(Loss) gain on sale of equipment	(23)	—	602	—
Net loss	$(8,982)	$(8,427)	$(31,042)	$(18,115)

Loss per share:
Basic - Note 17	$(0.05)	$(0.14)	$(0.22)	$(0.30)
Diluted - Note 17	$(0.05)	$(0.14)	$(0.22)	$(0.30)
Weighted average shares outstanding:
Basic - Note 17	197,116,341	59,927,523	139,479,103	59,914,487
Diluted - Note 17	197,116,341	59,927,523	139,479,103	59,914,487
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYCROFT MINING HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows used in operating activities:
Net loss	$(31,042)	$(18,115)
Adjustments to reconcile net loss for the period to net cash used in operating activities:
Non-cash portion of interest expense - Note 9	6,937	9,215
Non-cash loss (gain) on fair value adjustment for warrant liabilities - Note 11	1,615	(10,144)
Depreciation and amortization	1,552	3,102
Stock-based compensation	1,023	1,586
Accretion - Note 12	204	204
Gain on sale of equipment	(602)	—
Changes in operating assets and liabilities:
Accounts receivable	—	(1,037)
Production-related inventories	3,935	(6,285)
Materials and supplies inventories	315	(762)
Prepaids and deposits	(2,468)	(3,045)
Accounts payable	(1,634)	3,010
Other liabilities	(1,918)	954
Net cash used in operating activities	(22,083)	(21,317)
Cash flows provided by (used in) investing activities:
Additions to plant, equipment, and mine development	(490)	(9,065)
Proceeds from sale of equipment	1,383	—
Proceeds from assets held for sale	1,890	—
Net cash provided by (used in) investing activities	2,783	(9,065)
Cash flows provided by financing activities:
Principal payments on debt	(24,956)	(583)
Principal payments on notes payable	(62)	—
Proceeds from issuance of common stock, net of issuance costs	188,974	—
Net cash provided by (used in) financing activities	163,956	(583)
Net increase (decrease) in cash and restricted cash	144,656	(30,965)
Cash and restricted cash, beginning of period	46,635	96,040
Cash and restricted cash, end of period	$191,291	$65,075
Reconciliation of cash and restricted cash:
Cash	$157,781	$30,220
Restricted cash	33,510	34,855
Total cash and restricted cash	$191,291	$65,075
See Note 20 - Supplemental Cash Flow Information for additional details.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYCROFT MINING HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at January 1, 2021	59,901,306	$6	$537,370	$(520,759)	$16,617
Stock-based compensation costs	—	—	507	—	507
Vesting of restricted stock units	—	—	115	—	115
Net loss	—	—	—	(9,688)	(9,688)
Balance at March 31, 2021	59,901,306	$6	$537,992	$(530,447)	$7,551
Stock-based compensation costs	—	—	1,011	—	1,011
Vesting of restricted stock units	63,674	—	—	—	—
5-Year Private Warrants transferred to 5-Year Public Warrants	—	—	284	—	284
Net loss	—	—	—	(8,427)	(8,427)
Balance at June 30, 2021	59,964,980	$6	$539,287	$(538,874)	$419

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' (Deficit) Equity
	Shares	Amount
Balance at January 1, 2022	60,433,395	$6	$540,823	$(609,323)	$(68,494)
Issuance of common stock and warrants - Note 13	136,370,064	14	189,398	—	189,412
Vesting of restricted stock units	—	—	37	—	37
Stock-based compensation costs	—	—	391	—	391
Net loss	—	—	—	(22,060)	(22,060)
Balance at March 31, 2022	196,803,459	$20	$730,649	$(631,383)	$99,286
Issuance of common stock and warrants - Note 13	—	—	(2,226)	—	(2,226)
Vesting of restricted stock units	460,858	—	40	—	40
Stock issuance - other	137,500	—	158	—	158
Stock-based compensation costs	—	—	619	—	619
Net loss	—	—	—	(8,982)	(8,982)
Balance at June 30, 2022	197,401,817	$20	$729,240	$(640,365)	$88,895
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
1. Company Overview
Hycroft Mining Holding Corporation (formerly known as Mudrick Capital Acquisition Corporation (“MUDS”)) and its subsidiaries (collectively, “Hycroft”, the “Company”, “we”, “us”, “our”, “it”, “HYMC”) is a U.S.-based gold and silver company that is focused on exploring and developing its wholly owned Hycroft Mine in a safe, environmentally responsible, and cost-effective manner. The Hycroft Mine is located in the State of Nevada and the corporate office is located in Winnemucca, Nevada.
The Company restarted pre-commercial scale open pit mining operations at the Hycroft Mine during the second quarter of 2019 and began producing and selling gold and silver during the third quarter of 2019. The Company’s operating plan until November 2021 was primarily focused on developing the novel two-stage heap oxidation and leach process (“Novel Process”) detailed in the Hycroft Technical Report Summary (“TRS”), Heap Leaching Feasibility Study, prepared in accordance with the requirements of the Modernization of Property Disclosures for Mining Registrants (“Modernization Rules”), with an effective date of July 31, 2019 (“2019 Hycroft TRS”). Subsequent to November 2021, the Company’s operating plan has been focused on advancing evaluations and developing technical studies for milling sulfide ore through a well-established and proven pressure oxidation process (“POX”). Additionally, as announced on November 10, 2021, as a result of the then current and expected ongoing cost pressures for many of the reagents and consumables used at the Hycroft Mine, and the timeline for completing the updated technical studies in early 2022, the Company discontinued pre-commercial scale mining at its run-of-mine (“ROM”) operation. The Company will continue producing gold and silver from ore on the leach pads as long as it is economic which is currently expected to continue through the end of 2022. In February 2022, Hycroft, along with its third-party consultants, completed and filed the Initial Assessment Technical Report Summary for the Hycroft Mine (“2022 Hycroft TRS”) which included a mineral resource estimate utilizing a POX process for sulfide mineralization and heap leaching process for oxide and transition mineralization. The Company will continue to build on the work to date and investigate opportunities identified through progressing the technical and data analyses leading up to the 2022 Hycroft TRS and will provide an updated technical report at an appropriate time.
In the first quarter of 2022, the Company completed an equity private placement and an at-the-market public offering program (“ATM Program”) that raised gross proceeds of $194.4 million before issuance costs. The Company plans to use a portion of the proceeds from these equity offerings to conduct additional exploration that will focus on the higher-grade opportunities identified during drilling conducted in 2021 and a systematic approach to understanding the genesis of the Hycroft Mine deposit, including potential feeder systems.
2. Summary of Significant Accounting Policies
Basis of presentation
These condensed consolidated interim financial statements of the Company have been prepared, without audit, in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, these condensed consolidated financial statements do not include all information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto as of and for the year ended December 31, 2021. The Company continues to follow the accounting policies set forth in those audited consolidated financial statements with updates for pronouncements adopted in January 2022 discussed under Recently adopted accounting pronouncements below. In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements include all adjustments that are necessary for a fair presentation of the Company’s interim financial position, operating results and cash flows for the periods presented.
Liquidity
As of June 30, 2022, the Company had available unrestricted cash on hand of $157.8 million and net working capital of $165.5 million which is expected to provide it with the necessary liquidity to fund its operating and investing requirements and future obligations as they become due within the next twelve months from the date of this filing.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
While the Company has continued to process gold and silver ore on the leach pads to partially offset the cash that is projected to be used in its operations and investing activities, the Company does not expect to generate net positive cash from operations for the foreseeable future. Accordingly, the Company will be dependent on its unrestricted cash and other sources of cash to fund its business. As discussed in Note 13 - Stockholders’ Equity, the Company raised gross proceeds of $194.4 million in March 2022 through the following equity financings:
•On March 14, 2022, the Company entered into subscription agreements with American Multi-Cinema, Inc. and 2176423 Ontario Limited pursuant to which the Company agreed to sell an aggregate of 46,816,480 units at a purchase price of $1.193 per unit for total gross proceeds, before deduction of fees and expenses, of $55.9 million.
•On March 15, 2022, the Company implemented an ATM pursuant to which the Company    registered the offer and sale from time to time of its common stock having an aggregate offering price of up to $500.0 million of gross proceeds. Under the ATM Program, which was completed on March 25, 2022, the Company sold 89,553,584 shares of common stock for gross proceeds, before commissions and offering expenses, of $138.6 million.
Also, as discussed in Note 9 - Debt, Net, as a result of the equity financings above, the Company reached an agreement with Sprott Private Resource Lending II (Collector), LP (the "Lender") with respect to the Credit Agreement among Hycroft Mining Holding Corporation, as borrower, Autar Gold Corporation MUDS, MUDS Holdco Inc., Allied VGH LLC, Hycroft Resources and Development, LLC, Sprott Private Resource Lending II (Collector) Inc., and Sprott Resources Lending Corp. (“Sprott Credit Agreement”), which required the Company to prepay principal under the facility in the amount of $10.0 million following the Company’s receipt of the $55.9 million cash proceeds discussed above. The Company also made an additional prepayment of $13.9 million on March 30, 2022.
In addition to the above equity financings, the Company will continue to evaluate alternatives to raise additional capital necessary to fund the future exploration and development of the Hycroft Mine and will continue to explore other strategic initiatives to enhance stockholder value.
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

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
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
In December of 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. Amendments include removal of certain exceptions to the general principles of ASC 740, Income Taxes and simplification in several other areas such as accounting for a franchise tax (or similar tax) that is partially based on income. For emerging growth companies, the new guidance was effective for annual periods beginning after December 15, 2021 and the Company adopted ASU 2019-12 as of January 1, 2022, with no material impact on its condensed consolidated financial statements or the related disclosures.
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
3. Inventories and Ore on Leach Pads
The following table provides the components of Inventories and the estimated recoverable gold ounces therein (dollars in thousands):

	June 30, 2022		December 31, 2021
	Amount	Gold Ounces	Amount	Gold Ounces
Inventories:
Materials and supplies	$3,813	—	$4,376	—
Merrill-Crowe process plant	—	—	11	6
Carbon-in-column (on-site)	3,766	2,428	3,493	2,044
Finished goods (doré and off-site carbon)	9,392	5,819	3,189	1,799
Total	$16,971	8,247	$11,069	3,849
As of June 30, 2022 and December 31, 2021, in-process inventories and finished goods inventories included $1.0 million and $0.4 million, respectively of capitalized depreciation and amortization costs. As of June 30, 2022, there were no indicators of impairment that would necessitate a write-down of the Company's Inventories.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
The following table summarizes Ore on leach pads and the estimated recoverable gold ounces therein (dollars in thousands):

	June 30, 2022		December 31, 2021
	Amount	Gold Ounces	Amount	Gold Ounces
Ore on leach pads	$—	—	$10,106	7,130
Total	$—	—	$10,106	7,130
As of June 30, 2022, the Company recovered all previously estimated gold ounces from the leach pad inventory. The Company continues to recover ounces in excess of previous estimates during the drain down period. As of December 31, 2021, Ore on leach pads included $0.6 million of capitalized depreciation and amortization costs.
4. Prepaids and Deposits, Net
The following table provides the components of Prepaids and deposits, net and Other assets (dollars in thousands):

	June 30, 2022	December 31, 2021
Prepaids and deposits, net
Prepaids
Insurance	$2,995	$1,014
Mining claims and permitting fees	1,349	891
License fees	212	186
Other	63	56
Deposits	191	195
Total	$4,810	$2,342

Other assets, non-current
Royalty - advance payment on Crofoot Royalty	600	600
Total	$600	$600

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
5. Plant and Equipment, Net
The following table provides the components of Plant and equipment, net (dollars in thousands):

	Depreciation Life or Method	June 30, 2022	December 31, 2021
Production leach pads	Units-of-production	$11,190	$11,190
Test leach pads	18 months	6,241	6,241
Process equipment	5 - 15 years	17,712	17,735
Buildings and leasehold improvements	10 years	9,280	9,280
Mine equipment	5 - 7 years	6,025	6,224
Vehicles	3 - 5 years	1,454	1,454
Furniture and office equipment	7 years	365	330
Construction in progress and other		35,613	35,794
		$87,880	$88,248
Less, accumulated depreciation and amortization		(31,198)	(29,764)
Total		$56,682	$58,484
During the three and six months ended June 30, 2022, there were no events or changes in circumstances that would have required the Company to evaluate the current carrying value of its Plant and equipment, net for recoverability. Depreciation expense related to Plant and equipment, net was $0.9 million and $1.9 million for the three and six months ended June 30, 2022, respectively, and $2.3 million and $3.4 million for the three and six months ended June 30, 2021, respectively.
6. Restricted Cash
The following table provides the components of Restricted cash (dollars in thousands):

	June 30, 2022	December 31, 2021
Reclamation and other surety bond cash collateral	$33,510	$34,293
As of June 30, 2022 and December 31, 2021, the Company’s surface management surety bonds totaled $58.7 million and $59.3 million, respectively, of which $58.3 million secured the financial assurance requirements for the Hycroft Mine. The remaining portion related to the securitization of the financial assurance requirements for the adjacent water supply well field and exploration project. The financial assurance requirement for the adjacent water supply well field was reduced to $0.4 million during the three months ended June 30, 2022. This reduction was achieved by canceling a $1.0 million surety bond and replacing it with a $0.4 million increase to an existing surety bond. The $1.0 million surety bond was collateralized with $0.8 million cash which, upon cancellation, was returned to the Company. The $0.4 million increase to the existing surety bond was achieved without additional cash collateral. Also during the second quarter of 2022, the Company began receiving interest on its cash collateral for certain surety bonds. Interest received on cash collateral balances is restricted as to its use and is included as an increase to Restricted cash with a corresponding increase to Interest income when earned.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
7. Assets Held For Sale
The following table summarizes the Company’s Assets held for sale by asset class as of June 30, 2022 and December 31, 2021 (dollars in thousands):

	June 30, 2022	December 31, 2021
Equipment not in use	$9,913	$11,163
Mine equipment	115	125
Materials and supplies	270	270
Total	$10,298	$11,558
The Assets held for sale are being marketed for sale and the Company has received interest from potential purchasers. It is the Company’s intention to complete the sales of these assets within the upcoming year. In February 2022, the Company completed the sale of a regrind mill that was included in equipment not in use for gross proceeds of $1.3 million. In June 2022, the Company entered into an Asset Option and Purchase Agreement to sell a dual pinion ball mill included in equipment not in use for an aggregate purchase price of $6.3 million. Payment terms included (i) an upfront non-refundable option payment of $0.6 million, which the Company received in June 2022 and was accounted for as a contract liability and included in Other liabilities, (ii) a non-refundable option payment of $4.8 million, payable no later than August 29, 2022, and (iii) a $0.9 million payment due within 30 days of the date of export, but not later than December 29, 2022.
8. Other Liabilities
The following table summarizes the components of current and non-current portions of Other liabilities (dollars in thousands):

	June 30, 2022	December 31, 2021
Other liabilities, current
Accrued compensation	$1,516	$2,641
Salary continuation payments	245	935
Restricted stock units	650	714
Non-refundable option payment received for Assets held for sale	630	—
Deferred payroll tax liability	471	471
Excise tax liability	—	268
Accrued directors’ fees	22	15
Total	$3,534	$5,044

Other liabilities, non-current
Finance lease liability	$234	$286
Operating lease liability	29	53
Total	$263	$339
Excise tax liability
A new mining excise tax applied to gross proceeds became effective on July 1, 2021, following the passing of Assembly Bill 495 at the Nevada Legislative Session ended on May 31, 2021. The new excise tax is a tiered tax applicable to gross revenues exceeding $20.0 million each year, with a highest rate of 1.1%. The first payment was made in April 2022 with respect to revenues earned in 2021.

The bill does not take into consideration expenses or costs incurred to generate gross proceeds. Therefore, this tax will be treated as a gross receipts tax and not as a tax based on income. As a result, this new tax will be reported as a component of

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
Cost of sales and not as income tax expense. As of June 30, 2022, the Company has not reached $20.0 million in sales revenue and it does not expect to reach $20.0 million in revenue during 2022 and as such has not accrued an amount related to the annual excise tax.
Non-refundable option payment received for Assets held for sale
As discussed in Note 7 - Assets held for sale, the Company received a non-refundable option payment of $0.6 million towards the sale of a dual pinion ball mill included in equipment not in use within Assets held for sale. The non-refundable option payment was accounted for as a contract liability and will remain a contract liability until the Company transfers title to the purchaser at which time the dual pinion ball mill will be derecognized and a gain or loss on sale will be recorded.
9. Debt, Net
Second Amendment to Sprott Credit Agreement
On March 30, 2022, the Company and Lender under the Sprott Credit Agreement entered into the Second Amended and Restated Credit Agreement (“Second A&R Agreement”), which: (a) extended the maturity date for all of the loans and other principal obligations under the Sprott Credit Facility by two years, to May 31, 2027; (b) provided for the Company to prepay principal under the facility in the amount of $10.0 million promptly upon the Company’s receipt of cash proceeds from the Private Placement Offering with American Multi-Cinema, Inc. and 2176423 Ontario Limited (the “Initial Equity Proceeds Prepayment”); (c) provided for the Company to prepay principal under the Sprott Credit Facility in the amount of $13.9 million (representing 10% of the subsequent issuance of its equity interests consummated on or prior to March 31, 2022) (the “Subsequent Equity Proceeds Prepayments”); and (d) eliminated the prepayment premiums otherwise payable with respect to the Initial Equity Proceeds Prepayment, the Subsequent Equity Proceeds Prepayments and all future prepayments of principal under the Sprott Credit Facility. In addition, the Company’s obligations (i) to prepay principal with proceeds of asset sales will be credited/offset by the aggregate amount of Initial Equity Proceeds Prepayment and the Subsequent Equity Proceeds Prepayments ($23.9 million), and (ii) to maintain a minimum amount of Unrestricted Cash (as defined in the Second A&R Agreement) was increased to $15.0 million. The Company: (i) paid the previously deferred additional interest of $0.5 million; (ii) made the Initial Equity Proceeds Prepayment of $10.0 million and paid in-kind a $3.3 million fee in connection with the modification and capitalized it to principal on March 16, 2022; and (iii) made the Subsequent Equity Proceeds Prepayment of $13.9 million on March 30, 2022. The Company accounted for the Second A&R Agreement as a debt modification as the Second A&R Agreement did not result in debt that was substantially different.
Amendment to the 10% Senior Secured Notes and Note Exchange Agreement
On March 14, 2022, the Company entered into an amendment to the 10% Senior Secured Notes and Note Exchange Agreement (the “Note Amendment”), with: (i) certain direct and indirect subsidiaries of the Company as Guarantors; (ii) holders of the 10% Senior Secured Notes (the “Subordinated Notes”), including certain funds affiliated with, or managed by, Mudrick Capital Management, L.P, Whitebox Advisors, LLC, Highbridge Capital Management, LLC, and Aristeia Highbridge Capital Management, LLC (collectively, the “Amending Holders”); and (iii) Wilmington Trust, National Association, in its capacity as collateral agent. The Note Amendment amends the Note Exchange Agreement dated as of January 13, 2020 (the “Note Exchange Agreement”) and the Subordinated Notes issued thereunder in order to extend the maturity date of the Subordinated Notes from December 1, 2025 to December 1, 2027. The Note Amendment also removed the requirements that a holder receive the consent of the Company and the other holders in order to transfer any Subordinated Note. The Amending Holders constituted all of the holders of the Subordinated Notes. The Note Amendment became effective upon the closing of a private placement upon receipt of $55.9 million gross cash proceeds (before deduction of fees and expenses). The Company accounted for the Note Amendment as a debt modification as the Note Amendment did not result in debt that was substantially different. The Company incurred a $1.8 million liability management fee attributable to the completion of the Note Amendment. As the Note Amendment was accounted for as a debt modification, the $1.8 million paid to a third-party was charged to General and administrative. See Note 21 - Commitments and Contingencies for further details.
Debt covenants
The Company’s debt agreements contain representations and warranties, events of default, restrictions and limitations, reporting requirements, and covenants that are customary for agreements of these types.
As of June 30, 2022, the Company was in compliance with all covenants under its debt agreements.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
Debt balances
The following table summarizes the components of Debt, net (dollars in thousands):

	June 30, 2022	December 31, 2021
Debt, net, current:
Sprott Credit Agreement	$2,200	$17,223
Note payable	126	115
Less, debt issuance costs	—	(672)
Total	$2,326	$16,666

Debt, net, non-current:
Sprott Credit Agreement, net of original issue discount ($11.6 million, net)	$43,595	$51,809
Subordinated Notes	98,365	93,599
Note payable	270	345
Less, debt issuance costs	(2,333)	(2,115)
Total	$139,897	$143,638
The following table summarizes the Company’s contractual payments of Debt, net, including current maturities, for the five years subsequent to June 30, 2022 (dollars in thousands):

July 1, 2022 through December 31, 2022	$1,163
2023	2,327
2024	2,329
2025	1,154
2026	22
2027	149,169
Total	156,164
Less, original issue discount, net of accumulated amortization ($8.7 million)	(11,608)
Less, debt issuance costs, net of accumulated amortization ($2.6 million)	(2,333)
Total debt, net	$142,223

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
Interest expense, net of capitalized interest
The following table summarizes the components of recorded Interest expense, net of capitalized interest (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Sprott Credit Agreement	$1,088	$2,767	$2,587	$5,407
Subordinated Notes	2,426	2,173	4,766	4,293
Amortization of original issue discount	559	350	1,717	685
Amortization of debt issuance costs	123	—	454	—
Other interest expense	2	8	20	16
Capitalized interest	—	—	—	(654)
Total	$4,198	$5,298	$9,544	$9,747
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
10. Deferred Gain on Sale of Royalty
As of June 30, 2022, the Company classified the deferred gain from the sale of its royalty as a non-current liability as a result of the cessation of mining operations in November 2021.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
11. Warrant Liabilities
The following table summarizes the Company’s outstanding warrants (dollars in thousands):

	Balance at December 31, 2021		Fair Value Adjustments(1)		Balance at June 30, 2022
	Warrants	Amount	Warrants	Amount	Warrants	Amount
Warrant liabilities
5-Year Private Warrants	9,478,830	$664	—	$1,611	9,478,830	$2,275
Seller Warrants	12,721,901	5	—	4	12,721,901	9
Total	22,200,731	$669	—	$1,615	22,200,731	$2,284

	Balance at December 31, 2020		Fair Value Adjustments(1)		Transfers to an Unrelated Third Party		Balance at June 30, 2021
	Warrants	Amount	Warrants	Amount	Warrants	Amount	Warrants	Amount
Warrant liabilities
5-Year Private Warrants	9,888,415	$15,326	—	$(10,106)	(394,863)	$(284)	9,493,552	$4,936
Seller Warrants	12,721,901	63	—	(38)	—	—	12,721,901	25
Total	22,610,316	$15,389	—	$(10,144)	(394,863)	$(284)	22,215,453	$4,961
(1)Liability classified warrants are subject to fair value remeasurement at each balance sheet date in accordance with ASC 814-40, Contracts on Entity’s Own Equity. As a result, fair value adjustments related exclusively to the Company’s liability classified warrants. Refer to Note 19 - Fair Value Measurements for further detail on the fair value of the Company’s liability classified warrants.
The following table summarizes additional information on the Company’s outstanding warrants as of June 30, 2022:

	Exercise Price	Exercise Period	Expiration Date	Warrants Outstanding
Warrant liabilities
5-Year Private Warrants	$11.50	5 years	May 29, 2025	9,478,830
Seller Warrants	$40.03	7 years	October 22, 2022	12,721,901
See Note 23 - Subsequent Events for additional information related to the Seller Warrants.
12. Asset Retirement Obligation (“ARO”)
The following table summarizes changes in the Company’s ARO (dollars in thousands):

	June 30, 2022	December 31, 2021
Balance, beginning of period	$5,193	$4,785
Accretion expense	204	408
Balance, end of period	$5,397	$5,193
During the three and six months ended June 30, 2022, the Company did not incur any additional reclamation obligations associated with additional disturbances, or other regulatory requirements. The Company estimates that no significant reclamation expenditures associated with the ARO will be made until 2047 and that reclamation work will be completed by the end of 2065. During the three and six months ended June 30, 2022, there were no events or changes to the Company’s regulatory environment or new or additional disturbances that would require a change to the Company’s ARO due to changes in estimates. As a result, the Company did not record any adjustments to the ARO.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
13. Stockholders’ Equity
Amendment to the Company’s Second Amended and Restated Certificate of Incorporation
On March 11, 2022, the Board approved an amendment to the Company’s Second Amended and Restated Certificate of Incorporation increasing the number of authorized shares of the Company’s common stock by 1,000,000,000 to a total of 1,400,000,000 (the “Certificate of Incorporation Amendment”) and directed that the Certificate of Incorporation Amendment be submitted for consideration by the stockholders of the Corporation. On March 15, 2022, AMC, Sprott, and entities affiliated with Mudrick Capital Management LP, who together constituted the holders of a majority of the issued and outstanding common stock, approved the Certificate of Incorporation Amendment by written consent. The Certificate of Incorporation Amendment became effective upon filing of the Certificate of Incorporation Amendment with the Delaware Secretary of State on April 22, 2022, 20 days after the Company commenced distribution of an Information Statement on Schedule 14C to the stockholders of the Company.
Common Stock
Private placement offering
On March 14, 2022, the Company entered into subscription agreements with American Multi-Cinema, Inc. and 2176423 Ontario Limited pursuant to which the Company agreed to sell the entities an aggregate of 46,816,480 units at a purchase price per unit of $1.193 with each unit consisting of one share of the Company’s common stock and one warrant to purchase a share of Common Stock (“Warrants”) and the shares issuable upon exercise of the Warrants (the “Warrant Shares”), providing for a total purchase price of approximately $55.9 million (the “Private Placement Offering"). The Warrants have an exercise price of $1.068 per Warrant Share and will expire five years after issuance. On March 15, 2022, the Private Placement Offering closed and the Company received gross proceeds of $55.9 million before deducting expenses incurred in connection with therewith. Net proceeds were $53.7 million, after deducting legal and other fees of $2.3 million (including a $1.8 million financial advisor fee related to the Private Placement Offering that was included in Accounts payable and accrued expense as of June 30, 2022). See Note 21 - Commitments and Contingencies for further discussion of the fees incurred for a financial advisor.
At-the-market offering
On March 15, 2022, the Company implemented an “at-the-market” offering (“ATM Program”) by entering into an At Market Issuance Sales Agreement with B. Riley Securities, Inc. (“Sales Agreement”). Under the terms of the Sales Agreement, the Company may from time to time to or through the Agent, acting as sales agent or principal, offer and sell shares of its Class A common stock, par value $0.0001 per share, having a gross sales price of up to $500.0 million. Shares of common stock sold under the Sales Agreement, were issued pursuant to the Company’s shelf registration statement on Form S-3 (No. 333-257567) that the SEC declared effective on July 13, 2021, including the prospectus, dated July 13, 2021, and the prospectus supplement, dated March 15, 2022. The Company completed the ATM Program on March 25, 2022, and received total gross proceeds, before deducting fees and expenses of the ATM Program, of $138.6 million from the sale of 89,553,584 shares of the Company’s common stock. Net proceeds, after deducting commissions and fees of $5.0 million were $133.6 million.
Equity Classified Warrants
The following table summarizes the Company’s outstanding equity classified warrants included in Additional paid-in capital on the Condensed Consolidated Balance Sheets (dollars in thousands):

	Balance at December 31, 2021		Warrant Issuances		Balance at June 30, 2022
	Warrants	Amount	Warrants	Amount	Warrants	Amount
Equity classified warrants
5-Year Public Warrants	24,811,068	$28,912	—	$—	24,811,068	$28,912
Public Offering Warrants	9,583,334	12,938	—	—	9,583,334	12,938
Private Placement Offering Warrants	—	—	46,816,480	25,604	46,816,480	25,604
Total	34,394,402	$41,850	46,816,480	$25,604	81,210,882	$67,454

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

	Balance at December 31, 2020		Transfers to an Unrelated Third Party		Balance at June 30, 2021
	Warrants	Amount	Warrants	Amount	Warrants	Amount
Equity classified warrants
5-Year Public Warrants	24,401,483	$28,619	394,863	$284	24,796,346	$28,903
Public Offering Warrants	9,583,334	12,938	—	—	9,583,334	12,938
Total	33,984,817	$41,557	394,863	$284	34,379,680	$41,841
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

As of March 15, 2022
Expected term (years)	5
Risk-free interest rate	2.1%
Expected volatility	118.4%
Expected dividend yield	—
The following table summarizes additional information on the Company’s outstanding warrants as of June 30, 2022:

	Exercise price	Exercise period	Expiration date	Warrants outstanding
Equity classified warrants
5-Year Public Warrants	$11.50	5 years	May 29, 2025	24,811,068
Public Offering Warrants	$10.50	5 years	October 6, 2025	9,583,334
Private Placement Offering Warrants	$1.068	5 years	March 15, 2027	46,816,480
14. Revenues
The table below is a summary of the Company’s gold and silver sales (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Amount	Ounces Sold	Amount	Ounces Sold	Amount	Ounces Sold	Amount	Ounces Sold
Gold sales	$3,695	1,966	$30,900	17,060	$12,601	6,740	$48,441	26,890
Silver sales	136	5,940	5,101	189,766	396	16,879	6,596	247,002
Total	$3,831		$36,001		$12,997		$55,037
While the Company is not obligated to sell any of its gold and silver to one customer, the majority of gold and silver sales during both the three and six months ended June 30, 2022 and 2021 were to two customers. During the three months ended March 31, 2022, the Company had one customer and during the three months ended June 30, 2022, the Company had another singular customer that differed from the customer during first three months of the year. For the three and six months ended June 30, 2022, 65.2% and 79.4% of revenue was attributable to sales to one customer, respectively. For the three and six months ended June 30, 2021, approximately 80.8% and 90.5% of revenue was attributable to sales to one customer.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
15. Stock-Based Compensation
Performance and Incentive Pay Plan (“PIPP”)
On June 2, 2022, the Company’s stockholders approved an amendment to the PIPP which increased the number of authorized shares of common stock available for issuance by 12.0 million shares of common stock. As a result, 14,508,002 shares are authorized for issuance under the PIPP. As of June 30, 2022, all awards granted under the PIPP were in the form of restricted stock units to employees, directors, or consultants of the Company. As of June 30, 2022, there were 9,935,460 shares available for issuance under the PIPP.
For restricted stock units granted in the first quarter of 2019 that had not vested as of June 30, 2022, a price per share was not determined as of the grant date. The number of shares of common stock of the Company to be issued upon vesting was calculated on the vesting date, which was either the second or third anniversary of the date of the grant, or the annual date the compensation committee determines the achievement of the corporate performance targets. Such unvested restricted stock unit awards are included in Other liabilities. The Company estimates the number of shares of common stock to be issued upon vesting using the closing share price of its common stock on the last day of the period as quoted on the Nasdaq Capital Market. For purposes of the outstanding unvested calculations below and the calculation of the shares available for issuance under the PIPP above, the Company used the closing share price on July 1, 2022 of $1.09, the vesting date of the remaining award, to determine the number of shares of common stock to be issued upon vesting of these awards.
The following table summarizes the Company’s unvested share awards outstanding under the PIPP:

Six Months Ended June 30,
2022
Unvested at beginning of year(1)	2,210,911
Granted	2,466,042
Impact of fluctuations in share price	(457,084)
Canceled/forfeited	(203,383)
Vested(2)	(792,249)
Unvested end of period(1)	3,224,237
(1)Amounts include liability-based awards for which the number of units awarded is not determined until the vesting date. The number of liability-based award units included in this amount are estimated using the market value of the Company's common shares as of the end of each reporting period.
(2)On June 30, 2022, 36,344 restricted stock units vested and the corresponding issuance of shares of common stock could not be issued as the Company was under a trading black-out. The shares of common stock will be issued upon expiration of the black-out period.
(3)Subsequent to June 30, 2022, the Company granted 506,062 restricted stock units to employees of the Company.
During the six months ended June 30, 2022 and 2021, the Company reclassified $0.1 million and $0.4 million from the current portion of Other liabilities to Additional paid-in capital for restricted stock units that vested.
16. Income Taxes
The Company’s anticipated annual tax rate is impacted primarily by the amount of taxable income associated with each jurisdiction in which its income is subject to income tax, permanent differences between the financial statement carrying amounts, and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.
Section 382 of the Internal Revenue Code (“IRC”) imposes limitations on the use of U.S. federal net operating losses (“NOLs”) upon a more than 50% change in ownership in the Company (as defined in the IRC) within a three-year period. In connection with its at-the-market equity offering, the Company underwent a Section 382 ownership change on March 25, 2022. As a result, utilization of the Company’s net operating losses and certain unrealized losses are limited on an annual basis. If the Section 382 annual limitation amount is not fully utilized in a particular tax year, then the unused portion from that tax year is

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
added to the Section 382 annual limitation in subsequent years. The Company’s annual limitation under Section 382 is approximately $1.3 million.
The Company incurred no net income tax expense or benefit for the three and six months ended June 30, 2022 and 2021. The effective tax rate for both the three and six months ended June 30, 2022 and 2021 was nil. The effective tax rate differed from the statutory rate during each period primarily due to changes in the valuation allowance established to offset net deferred tax assets.
17. Loss Per Share
The table below summarizes the Company’s basic and diluted loss per share calculations (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(8,982)	$(8,427)	$(31,042)	$(18,115)

Weighted average shares outstanding
Basic	197,116,341	59,927,523	139,479,103	59,914,487
Diluted	197,116,341	59,927,523	139,479,103	59,914,487

Basic loss per common share	$(0.05)	$(0.14)	$(0.22)	$(0.30)
Diluted loss per common share	$(0.05)	$(0.14)	$(0.22)	$(0.30)
Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period.
Due to the Company’s net loss during the three and six months ended June 30, 2022 and 2021, respectively, there was no dilutive effect of common stock equivalents because the effects of such would have been anti-dilutive. The following table summarizes the shares excluded from the weighted average number of shares of common stock outstanding, as the impact would be anti-dilutive (in thousands):

	June 30,
	2022	2021
Warrants(1)	94,259	56,495
Restricted stock units	3,224	1,190
Total	97,483	57,685
(1)See Note 23 - Subsequent Events for adjustments to the Seller Warrants for common stock issuable upon exercise.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
18. Segment Information
The Company’s reportable segments are comprised of operating units that have revenues, earnings or losses, or assets exceeding 10% of the respective consolidated totals, and are consistent with the Company’s management reporting structure. Each segment is reviewed by the executive decision-making group to make decisions about allocating the Company’s resources and to assess their performance. The tables below summarize the Company’s segment information (dollars in thousands):

	Three Months Ended June 30,			Six months ended June 30,
	Hycroft Mine	Corporate and Other	Total	Hycroft Mine	Corporate and Other	Total
2022
Revenues - Note 14	$3,831	$—	$3,831	$12,997	$—	$12,997
Cost of sales	6,817	—	6,817	23,789	—	23,789
Other operating costs	253	5,248	5,501	1,393	8,320	9,713
Loss from operations	(3,239)	(5,248)	(8,487)	(12,185)	(8,320)	(20,505)
Interest expense, net of capitalized interest - Note 9	(2)	(4,196)	(4,198)	(6)	(9,538)	(9,544)
Fair value adjustment to warrants - Notes 11 and 19	—	3,706	3,706	—	(1,615)	(1,615)
Interest income	20	—	20	20	—	20
Gain on sale of equipment	(23)	—	(23)	602	—	602
Net loss	$(3,244)	$(5,738)	$(8,982)	$(11,569)	$(19,473)	$(31,042)

2021
Revenues - Note 14	$36,001	$—	$36,001	$55,037	$—	$55,037
Cost of sales	33,501	—	33,501	62,903	—	62,903
Other operating costs	1,125	5,164	6,289	1,720	8,958	10,678
Loss from operations	1,375	(5,164)	(3,789)	(9,586)	(8,958)	(18,544)
Interest expense, net of capitalized interest - Note 9	—	(5,298)	(5,298)	—	(9,747)	(9,747)
Fair value adjustment to warrants - Notes 11 and 19	—	651	651	—	10,144	10,144
Interest income	9	—	9	32	—	32
Net income (loss)	$1,384	$(9,811)	$(8,427)	$(9,554)	$(8,561)	$(18,115)

	June 30, 2022			December 31, 2021
	Hycroft Mine	Corporate and Other	Total	Hycroft Mine	Corporate and Other	Total
Total Assets	$127,542	$154,640	$282,182	$138,971	$3,353	$142,324

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
19. Fair Value Measurements
Recurring fair value measurements
The following table sets forth by level within the fair value hierarchy, the Company’s liabilities measured at fair value on a recurring basis (dollars in thousands).

	Hierarchy Level	June 30, 2022	December 31, 2021
Warrant liabilities
5-Year Private Warrants	2	2,275	664
Seller Warrants	2	9	5
Total		$2,284	$669
5-Year Private Warrants
The 5-Year Private Warrants are valued using a Black-Scholes model that requires a variety of inputs including the Company's stock price, the strike price of the 5-Year Private Warrants, the risk-free rate, and the implied volatility. As the terms of the 5-Year Private Warrants are identical to the terms of the 5-Year Public Warrants except that the 5-Year Private Warrants, while held by certain holders or their permitted transferees, are precluded from mandatory redemption and are entitled to be exercise on a “cashless basis” at the holder’s election, the implied volatility used in the Black-Scholes model is calculated using a Monte-Carlo model of the 5-Year Public Warrants that factors in the restrictive redemption and cashless exercise features of the 5-Year Private Warrants. The Company updates the fair value calculation on at least a quarterly basis, or more frequently if changes in circumstances and assumptions indicate a change from the existing carrying value.
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
Items disclosed at fair value
Debt, net
The Sprott Credit Agreement and the Subordinated Notes are privately held and, as such, there is no public market or trading information available for such debt instruments. As of June 30, 2022 and December 31, 2021, the fair value of the Company’s debt instruments was $121.4 million and $162.8 million, compared to the carrying value of $142.2 million and $160.3 million as of June 30, 2022 and December 31, 2021, respectively. The fair value of the principal of the Company’s debt instruments, including capitalized interest, was estimated using a market approach in which pricing information for publicly traded, non-convertible debt instruments with speculative ratings were analyzed to derive a mean trading multiple to apply to the June 30, 2022 balances.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
20. Supplemental Cash Flow Information
The following table provides supplemental cash flow information (dollars in thousands):

	Six Months Ended June 30,
	2022	2021
Cash interest paid	$2,591	$532

Significant non-cash financing and investing activities:
Increase in debt from in-kind interest	4,766	6,914
Mobile equipment acquired by note payable	—	407
Plant, equipment, and mine development additions included in accounts payable	163	390
Stock issuance other - Note 8	158	—
Liability based restricted stock units transferred to equity - Note 15	77	284
Debt issuance costs paid in-kind	3,300	—
Accrual of equity issuance costs in accounts payable	1,789	—
21. Commitments and Contingencies
From time to time, the Company is involved in various legal actions related to its business, some of which have been class action lawsuits. Management does not believe, based on currently available information, that contingencies related to any pending or threatened legal matter will have a material adverse effect on the Company’s condensed consolidated financial statements, although a contingency could be material to the Company’s results of operations or cash flows for a particular period depending on the results of operations and cash flows for such period. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors.
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
Financial commitments and contingencies recorded in the financial statements
Settlement fee
In February 2022, the Company engaged a financial advisor to assist with its financing efforts. During March 2022, the Company completed the Private Placement Offering, the ATM Program and entered into the Second A&R Agreement and Note Amendment without assistance from the financial advisor. As the Company completed the aforementioned equity and debt transactions during the engagement period, the Company and the financial advisor agreed to a fee of $3.5 million of which 50% is related to liability management for the Note Amendment and 50% is attributable to the Private Placement Offering, The Company accrued the $3.5 million fee as of June 30, 2022 to Accounts payable and accrued liabilities with corresponding charges of 50% each to equity issuance costs and general and administrative expense. See Note 23 - Subsequent Events for further details.
Financial commitments and contingencies not recorded in the financial statements
As of June 30, 2022 and December 31, 2021, the Company’s off-balance sheet arrangements consisted of a net smelter royalty arrangement and a net profit royalty arrangement.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
Crofoot Royalty
A portion of the Hycroft Mine is subject to a mining lease that requires a 4% net profit royalty be paid to the owner of certain patented and unpatented mining claims (“Crofoot Royalty”). The mining lease also requires an annual advance payment of $120,000 every year mining occurs on the leased claims. All advance annual payments are credited against the future payments due under the 4% net profit royalty. An additional payment of $120,000 is required for each year total tons mined on the leased claims exceeds 5.0 million tons. As the Company ceased mining operations in November 2021, the Company was not required to pay the annual advance payment of $120,000 in 2022. The total payments due under the mining lease are capped at $7.6 million, of which the Company has paid or accrued $3.0 million and included $0.6 million in Other assets in the Condensed Consolidated Balance Sheets as of June 30, 2022.
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
At both June 30, 2022 and December 31, 2021, the estimated net present value of the Company’s net smelter royalty was $154.0 million. The net present value of the Company’s net smelter royalty was modeled using the following level 3 inputs: (i) market consensus inputs for future gold and silver prices; (ii) a precious metals industry consensus discount rate of 5.0%; and (iii) estimates of the Hycroft Mine’s life-of-mine gold and silver production volumes and timing.
22. Related Party Transactions
Certain amounts of the Company’s indebtedness have historically, and with regard to the $80.0 million of Subordinated Notes, were held by five financial institutions. As of June 30, 2022, one of the financial institutions, Mudrick Capital Management, L.P (“Mudrick”), held more than 10% of the common stock of the Company and, as a result, was considered a related party (a “Related Party” or the “Related Parties”) in accordance with ASC 850, Related Party Disclosures. For the three and six months ended June 30, 2022, Interest expense, net of capitalized interest included $1.0 million and $2.0 million, respectively, for the debt held by the Related Party.
As of June 30, 2021, three of the financial institutions, Mudrick, Highbridge Capital Management, LLC (“Highbridge”), Mudrick and Whitebox Advisors, LLC (“Whitebox”), held more than 10% of the common stock of the Company and, as a result, each was considered to be a Related Party. For the three and six months ended June 30, 2021, Interest expense, net of capitalized interest included $1.8 million and $3.6 million, respectively, for the debt held by Related Parties.
As of June 30, 2022 and December 31, 2021, the Related Parties held a total $40.8 million and $63.8 million, respectively, of debt.
Additionally, during the three and six months ended June 30, 2022, the Company paid $0.1 million and $1.1 million to Ausenco Engineering USA South (“Ausenco”) for work performed on preparing an Acid POX milling technical study and incurred an obligation of $0.1 million for other engineering services. The Company’s President and Chief Executive Officer is currently a non-executive director on Ausenco’s board of directors.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
23. Subsequent Events
Settlement fee
As discussed in Note 21 - Commitments and Contingencies, the Company engaged a financial advisor in February 2022. On July 26, 2022, the Company executed a settlement agreement with a financial advisor whereby the Company agreed to pay a $3.5 million fee of which 50% is directly related to liability management for the Note Amendment and 50% is directly attributable to the Private Placement Offering. In addition, under the settlement agreement, the engagement was terminated with no future obligations. The Company agreed to pay $1.8 million in cash and issue shares of common stock under a private placement for the remaining $1.8 million. The Company issued 1,714,678 shares of common stock on July 28, 2022 and remitted the cash payment on August 1, 2022. The number of shares of common stock issued was determined using the volume weighted average price on the Nasdaq Capital Market for the 10 trading days preceding the effective date of the agreement.
Seller Warrants
On August 3, 2022, the Company issued a notice under the Seller Warrant Agreement notifying the holders of its Seller Warrants that the terms of the Seller Warrants have been adjusted effective as of August 3, 2022 as a result of the issuance or deemed issuance of additional equity awards under the HYMC 2020 Performance and Incentive Pay Plan to “Restricted Persons” (as defined in the Seller Warrant Agreement) through August 3, 2022 in the aggregate amount of 2,570,602 restricted stock units convertible into shares of common stock and for the prospective issuance of up to 500,000 shares of common stock to participants who may be deemed to be Restricted Persons. These shares of common stock were not prospectively adjusted for previously under the Seller Warrant provisions.
In accordance with the adjustment provisions of the Seller Warrant Agreement: (1) the exercise price of each Seller Warrant is decreased from $40.31 per share of common stock to $39.90 per share of common stock; (2) the number of shares of common stock issuable upon exercise of each Seller Warrant is increased from 0.28055 to 0.28347; and (3) as adjusted, the aggregate number of shares of common stock issuable upon full exercise of the 12,721,901 outstanding Seller Warrants is increased from 3,569,051 to 3,606,256 shares of common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion, which has been prepared based on information available to us as of August 3, 2022, provides information that we believe is relevant to an assessment and understanding of our consolidated operating results and financial condition. The following discussion should be read in conjunction with our other reports filed with the U.S. Securities and Exchange Commission (the “SEC”) as well as our Unaudited Condensed Consolidated Financial Statements (the “Financial Statements”) and the notes thereto (the “Notes”) included in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2022. Terms not defined herein have the same meaning defined in the Financial Statements and the Notes.
Introduction to the Company
We are a U.S.-based gold and silver exploration and development company that is focused on exploring the Hycroft Mine’s claims comprising approximately 71,000 acres and developing our wholly owned Hycroft Mine in a safe, environmentally responsible, and cost-effective manner. Gold and silver sales represent 100% of our revenues and the market prices of gold and silver significantly impact our financial position, operating results, and cash flows. The Hycroft Mine is located in the State of Nevada and the corporate office is located in Winnemucca, Nevada. In February 2022, we filed the 2022 Hycroft TRS which contemplates processing gold and silver ore using milling and pressure oxidation to process sulfide ore along with heap leaching to process oxide and transition ore.
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
During the first half of 2022, we reported no lost time accidents. The Hycroft Mine’s total recordable injury frequency rate (“TRIFR”) for the trailing twelve months, which includes other reportable incidents, is one of the metrics we use to assess safety performance, and it is well below industry averages and significantly below historical levels experienced at the Hycroft Mine. During the first half of 2022 we continued our critical focus on safety, including allocating additional personnel, resources, workforce time, and communications to mine safety. These actions contributed to a reduction in our TRIFR to approximately 0.28 at June 30, 2022, compared with approximately 0.64 at December 31, 2021, an approximate 56% reduction. We will continue our safety efforts to reach the level of safety we expect and need to keep our workforce, contractors, and visitors safe.
For health and safety actions specific to COVID-19, refer to the Recent Developments section of this MD&A.

Executive Summary
During the six months ended June 30, 2022, we continued recovering gold and silver from ore previously placed on the leach pads and expect to continue as long as it remains economic which is currently anticipated to be the end of 2022. When the operation was re-started in 2019, mining oxide and transition ore allowed the Company to pre-strip overburden with some revenue offset to gain access to commercial scale sulfide mineralization. With the change in focus from the Novel Process to a milling operation, there is ample time to align the remaining pre-stripping with the start-up of commercial scale sulfide operations. We believe that this action will conserve cash and focus the Company’s time and resources on its technical studies for sulfide ore. The metallurgical and variability drill program concluded in the first quarter of 2022, and metallurgical analysis and test work is expected to continue through first quarter of 2023 and a new exploration program involving reverse circulation (“RC”) and core drilling will begin in the third quarter of 2022.
Following a review of past and recent test work and based on the currently contemplated designs and operating parameters of the alternative sulfide processing methods being studied including the Novel Process, and milling with atmospheric alkaline oxidation or alkaline pressure oxidation (“POX”), the Company, working closely with its industry leading technical consultants, completed pit optimization runs and trade-off analyses comparing the alternative processes which reflected that an Acid POX process has significantly better economics than other processes studied. Therefore, the Company focused its study efforts and resources solely on the Acid POX Initial Assessment which was prepared by Ausenco, with an effective date of February 18, 2022. The Acid POX process included in the 2022 Hycroft TRS (as defined below) is a conventional crushing, grinding, and flotation circuit that generates a concentrate to be fed to an autoclave facility commonly used for refractory gold ores in this region.
2022 Highlights
•Safety - Hycroft's safety performance continued to improve with a 0.28 trailing 12-month TRIFR at the end of the second quarter of 2022. This represents an approximate 56% reduction in TRIFR compared with 0.64 at the end of 2021.
•Leach Pad Operations - Gold recoveries for the three and six months ended June 30, 2022, were 6,487 and 10,924 ounces, respectively, and silver recoveries were 18,566 and 30,515 ounces, respectively, both in line with expectations. Processing of ore on leach pads is currently planned to proceed through the end of 2022 with immaterial residual recovery of ounces through the first quarter of 2023.
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
◦The Company ended the second quarter of 2022 with $157.8 million of cash on hand and was in compliance with debt covenants.
•Finalized Initial Assessment Technical Report - The Company along with its third-party consultants, completed and filed the Initial Assessment Technical Report Summary for the Hycroft Mine (“2022 Hycroft TRS”) with an effective date of February 18, 2022. As of June 30, 2022, the Hycroft Mine had measured and indicated mineral resources of 9.6 million ounces of gold and 446.0 million ounces of silver and inferred mineral resources of 5.0 million ounces of gold and 150.4 million ounces of silver, which are contained in oxide, transitional and sulfide ores.
•Exploration - In July 2022, we initiated the 2022 - 2023 exploration program which is the largest exploration program at the Hycroft Mine in nearly a decade. The 2022 - 2023 exploration program will focus on the higher-grade opportunities identified during 2021 and a systematic approach to understand the genesis of the Hycroft Mine deposit, including potential feeder systems. The 2022 - 2023 exploration program will comprise approximately 100,000 feet of RC drilling and approximately 25,000 feet of core drilling. The focus of the 2022 - 2023 exploration program activities are as follows:

◦Drilling to expand and extend the high-grade Vortex Zone as defined in the 2022 Hycroft TRS;
◦Following up higher-grade intercepts from the 2021 drill program;
◦Drilling three zones at depth that were identified in prior geophysical work indicating high potential for feeder zones; and
◦Targeted drilling outside the known resource area to assess district potential. More than 60,000 acres of the Company’s land position remain unexplored.
•Infill Drilling - In addition to the exploration discussed above, the Company will also conduct targeted infill drilling within the existing deposits where there is limited drilling. Based on the geology and surrounding drill results, we are optimistic that the additional limited drilling could convert material currently modeled as waste to an ore classification in the resource model. This would reduce the strip ratio, haulage costs, equipment costs, and increase revenue in the ongoing engineering and design work. Additionally, based upon the results of such additional infill drilling, inferred mineral resources could be upgraded to higher resources classifications inside and adjacent to the current pit limits.
Project Update
•2021 Drill Program and Variability Test Work - As we initially reported in our February 22, 2022 news release, results from our 2021 drill program continue to be delayed due to backlogs in the independent labs associated with reduced staffing levels from the COVID-19 pandemic and high demand for these services. To date, we have received substantially all of the assay results for the 2021 drill program. Approximately 93% of the reverse circulation (“RC”) drilling samples were from pre-collar holes for the metallurgical core program and the remaining 7% of the RC samples were for in-pit exploration. The variability test work is ongoing and we anticipate it will be substantially complete in the first quarter of 2023. The results of the 2021 drill program and variability test work, together with the 2022 - 2023 exploration program discussed below will be used for geologic modeling, updated resource models and mine planning activities associated with the technical studies underway for the sulfide mill operation.
•Update of silver assay data in the resource model - Following our review of the resource in 2021, we announced on February 22, 2022, that silver may be under-estimated in the resource model noting that a significant portion of historical drilling in the database does not include assay information for silver. With silver currently estimated to contribute 40-50% of the potential value at the Hycroft Mine under the milling process, we believe this information is an important factor to the overall understanding of the mineral resource. Our efforts are ongoing and to-date we have reduced the number of samples missing silver fire assay data to approximately 28% after we located some silver fire assay data that had not been previously included in the block model. The remaining missing samples are scattered throughout the overall ore body. We have also located a small portion of the historical pulps and sent them to an independent lab to re-analyze for the missing silver fire assay values. The results from these pulps are expected to be returned by the end of the third quarter. Additionally, the 2022 - 2023 drill program includes targeted infill drilling that, along with the additional data identified above, will help us determine if additional infill drilling may be necessary to further refine the silver assay data in the block model.

Recent Developments
COVID-19
We have implemented health and safety policies for employees, contractors, and visitors that follow the guidelines published by the Centers for Disease Control ("CDC") and the Mine Safety and Health Administration ("MSHA"). During the six months ended June 30, 2022, our operations faced certain limitations due to COVID-19, however the impact, while negative, did not materially and adversely impact our operations.
Mineral Resource Update
Gold equivalent mineral resources totaled 15.5 million ounces of measured and indicated and 6.9 million ounces of inferred. For this study, Independent Mining Consultants, Inc. developed the Hycroft Mine resource block model which includes data from 1981 to 2018 and includes 5,501 holes, representing 2,482,722 ft of drilling. The current inflationary environment and change in processing technique has resulted in increased cost assumptions and an associated higher cut-off grade partially mitigated by higher recoveries leading to a change in the mineral resource estimate, when compared with the prior model.
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
As required by the Subscription Agreements, the Company prepared and filed a resale registration statement with the SEC to register the common stock, warrants, and Warrant Shares for sale under the Securities Act.
Agreement with Sprott Private Resource Lending II (Collector), LP
On November 10, 2021, the Company entered into a waiver with Sprott Private Resource Lending II (Collector) (the “Lender”) of certain provisions of the Amended and Restated Credit Agreement effective November 10, 2021 (the “November 2021 Waiver”). Pursuant to the November 2021 Waiver, the Lender permitted the Company to cease active mining operations and to reduce the amount of Unrestricted Cash required to be maintained by the Company from not less than $10.0 million to not less than $9.0 million for the period ending May 10, 2022
On February 28, 2022 the Company entered into a waiver and amendment agreement with the Lender (the “February 2022 Waiver and Amendment”) amending the previous waiver and required that the Company maintain at least $7.5 million of Unrestricted Cash on the last day of February 2022 and at least $9.0 million on the last day of each month thereafter during the waiver period, waived all obligations of the Company to prepay the facility with the net cash proceeds of any mill asset sales until the earlier of the date on which the Company completes a private placement or other offering or issuance of its equity securities and March 31, 2022, and extended the payment due date for the February additional interest payment and the February principal payment until the earlier of any such offering date and March 31, 2022.
On March 11, 2022, the Company entered into an agreement (the “March 2022 Sprott Agreement”) with the Lender with respect to the Amended and Restated Credit Agreement, dated as of May 29, 2020 (as amended, restated, supplemented or otherwise modified from time to time, the “Sprott Credit Agreement”) among the Company, the Lender, the Guarantors (as defined in the Sprott Credit Agreement) and the other parties thereto. As described in the March 2022 Sprott Agreement, the Company was contemplating the sale or issuance of its equity securities pursuant to one or more transactions to be completed on or before March 31, 2022 (the “Equity Financing Transactions”). Pursuant to the March 2022 Sprott Agreement, if the Equity Financing Transactions resulted (or were likely to result pursuant to definitive subscription underwriting and/or similar legally binding agreements) in the Company’s receipt of total gross cash proceeds (before deduction of fees and expenses) of at least $50.0 million on or before March 31, 2022 (the “Required Equity Amount”), the Lender and the Company were obligated to amend the principal repayment terms under the Sprott Credit Agreement such that no further scheduled payments of principal shall be required prior to May 31, 2025 (the “Maturity Date”) (i.e., there will be no required regular amortization payments of the facility and the full principal balance of the facility shall be due and payable in a single “bullet” payment on the Maturity Date). The consummation of the Private Placement as described under “Private Placement” above satisfied the Required Equity Amount condition in the March 2022 Sprott Agreement.
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
Second Amendment and Restatement of the Sprott Credit Agreement
On March 14, 2022, the Company reached an agreement in principle with the Lender to modify the terms of the Sprott Credit Agreement and other applicable loan documents. On March 30, 2022, the Company and Lender under the Sprott Credit Agreement entered into the Second Amended and Restated Credit Agreement dated March 30, 2022 (“Second A&R Agreement”), which (a) extended the maturity date for all of the loans and other principal obligations under the Sprott Credit Facility (as such term is defined in the Second A&R Agreement) by two years, to May 31, 2027; (b) provided for the Company to prepay principal under the Sprott Credit Facility in the amount of $10.0 million promptly upon the Company’s receipt of cash proceeds from the Private Placement offering (the “Initial Equity Proceeds Prepayment”); (c) provided for the Company to prepay principal under the Second A&R Agreement in the amount of $13.9 million (representing 10% of the subsequent issuance of its equity interests consummated on or prior to March 31, 2022) (the “Subsequent Equity Proceeds Prepayments”); and (d) eliminated the prepayment premiums otherwise payable with respect to the Initial Equity Proceeds Prepayment, the Subsequent Equity Proceeds Prepayments and all future prepayments of principal under the Sprott Credit Facility. In addition, the Company’s obligations (i) to prepay principal with proceeds of asset sales were credited/offset by the $23.9 million aggregate amount of Initial Equity Proceeds Prepayment and the Subsequent Equity Proceeds Prepayments, and (ii) to maintain a minimum amount of Unrestricted Cash (as defined in the Second A&R Agreement) was increased to $15.0 million. Pursuant to the agreement in principle, the Company made the Initial Equity Proceeds Prepayment of $10.0 million and paid in-kind a $3.3 million fee in connection with the modification and capitalized it to principal on March 16, 2022; and following the execution of the Second A&R Agreement on March 30, 2022, the Company (i) paid the previously deferred additional interest payment of $0.5 million, and (ii) made the Subsequent Equity Proceeds Prepayment of $13.9 million. After giving effect to such prepayments the outstanding principal balance under the Second A&R Agreement was $57.9 million as of March 31, 2022 (before issuance discounts) including unpaid additional interest of approximately $7.1 million.
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
Amendment to the 10% Senior Secured Notes and Note Exchange Agreement
On March 14, 2022, the Company entered into an amendment to the 10% Senior Secured Notes and Note Exchange Agreement (the “Note Amendment”), with (i) certain direct and indirect subsidiaries of the Company as Guarantors; (ii) holders of the 10% Senior Secured Notes (the “Subordinated Notes”), including certain funds affiliated with, or managed by, Mudrick Capital Management, L.P, Whitebox Advisors, LLC, Highbridge Capital Management, LLC, and Aristeia Highbridge Capital Management, LLC (collectively, the “Amending Holders”), and (iii) Wilmington Trust, National Association, in its capacity as collateral agent. The Note Amendment amends the Note Exchange Agreement dated as of January 13, 2020 (the “Note Exchange Agreement”) and the Subordinated Notes issued thereunder in order to extend the maturity date of the Subordinated Notes from December 1, 2025 to December 1, 2027. The Note Amendment also removed the requirements that a holder receive the consent of the Company and the other holders in order to transfer any Subordinated Note. The Amending Holders constituted all of the holders of the Subordinated Notes. The Note Amendment became effective upon the closing of the Private Placement Offering upon receipt of $55.9 million gross cash proceeds (before deduction of fees and expenses).
Amendment to the Company’s Second Amended and Restated Certificate of Incorporation
On March 11, 2022, the Board approved an amendment to the Company’s Second Amended and Restated Certificate of Incorporation increasing the number of authorized shares of the Company’s common stock by 1,000,000,000 to a total of 1,400,000,000 (the “Certificate of Incorporation Amendment”) and directed that the Certificate of Incorporation Amendment be submitted for consideration by the stockholders of the Corporation. On March 15, 2022, AMC, Sprott, and entities affiliated with Mudrick Capital Management LP, who together constituted the holders of a majority of the issued and outstanding common stock, approved the Certificate of Incorporation Amendment by written consent. The Certificate of Incorporation Amendment became effective upon filing of the Certificate of Incorporation Amendment with the Delaware Secretary of State on April 22, 2022, 20 days after the Company commenced distribution of an Information Statement on Schedule 14C to the stockholders of the Company.
2022 Outlook
Our current operating plan is to: (i) operate safely as we continue to process heap leach inventory until it is no longer economic; (ii) complete the metallurgical test work associated with the variability drilling program; (iii) conduct exploration activities and targeted exploration drilling; and (iv) continue to advance the Acid POX technical study to a pre-feasibility or feasibility level. We now expect to substantially complete recovery of gold and silver from the heap leach pads by the end of 2022. We may recover immaterial amounts of gold and silver during the first quarter of 2023.
Technical Activities
During the first half of 2022, we continued to work alongside our industry-leading consultants to provide additional and expanded information on the ore body and investigate opportunities for improvements in operating parameters for commercial scale operations at the Hycroft Mine. This information is critical in understanding the mineralogical properties of the deposit and ultimately the most economic processing technology for the various ore domains. Accordingly, we developed an approximate $10 million program for drilling and additional metallurgical and mineralogical studies in 2021 and 2022. The drilling program was completed in January 2022, and the metallurgical test work portion of the program is expected to be completed in the early third quarter of 2022. Lab testing continues to be challenged by labor shortages and equipment availability. As of June 30, 2022, we have spent $8.2 million under the program.
Ongoing and future technical work for the Hycroft Mine will be primarily focused on (i) evaluating results from our recently initiated 2022 - 2023 exploration program, (ii) completing the variability and metallurgical test work, and (iii) evaluating the Acid POX milling for processing sulfide ore.
•Exploration – We have identified exploration drilling opportunities to follow up on higher grade areas that would benefit from expanded drilling in order to convert inferred blocks to measured or indicated blocks, and areas that are prospective for higher grade material. We initiated the 2022 - 2023 exploration program in July 2022 to opportunistically and cost effectively drill these areas.

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
•understand the role that other minerals may play in the overall oxidation process;
•determine amenability to oxidation in each geologic domain; and
•establish a relationship between oxidation levels and gold recoveries across each geologic domain.
Hycroft Mine
Operations
The following table provides a summary of operating results for the Hycroft Mine:

		Three Months Ended June 30,		Six Months Ended June 30,
		2022	2021	2022	2021

Ounces recovered - gold	(oz)	6,487	16,742	10,924	30,701
Ounces recovered - silver	(oz)	18,566	134,173	30,515	229,375

Ounces sold - gold	(oz)	1,966	17,060	6,740	26,890
Ounces sold - silver	(oz)	5,940	189,766	16,879	247,002

Average realized sales price - gold	($/oz)	$1,880	$1,811	$1,870	$1,801
Average realized sales price - silver	($/oz)	$22.96	$26.88	$23.43	$26.70
As shown above, ounces recovered and ounces sold decreased during the three and six months ended June 30, 2022, compared with the same period of the prior year. These decreases reflect the Company’s decision to cease mining operations in November 2021. The Company expects to continue to recover gold and silver ore on leach pads until such time that it is no longer economic, which is expected to be the end of 2022. Due to the increases in the spot prices for gold during the first two quarters of 2022 as compared to the same periods in 2021, the average realized prices increased during the three and six months ended June 30, 2022.

Results of Operations
Revenues
Gold revenue
The table below summarizes gold sales, ounces sold and average realized prices for the following periods (dollars in thousands, except per ounce amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Gold revenue	$3,695	$30,900	$12,601	$48,441
Gold ounces sold	1,966	17,060	6,740	26,890
Average realized price (per ounce)	$1,880	$1,811	$1,870	$1,801
During the three and six months ended June 30, 2022, gold revenue was $3.7 million and $12.6 million, respectively, compared to $30.9 million and $48.4 million, respectively, for the comparable periods of 2021. The significant decrease in revenue during the 2022 period was attributable to the cessation of mining operations in November 2021. As a result, significantly less ore was under leach during the 2022 period as compared to the prior period of 2021. This decrease was partially offset by an increase in the average realized price which was due to higher spot prices for gold during the three and six months ended June 30, 2022.
Silver revenue
The table below summarizes silver sales, ounces sold and average realized prices for the following periods (dollars in thousands, except per ounce amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Silver revenue	$136	$5,101	$396	$6,596
Silver ounces sold	5,940	189,766	16,879	247,002
Average realized price (per ounce)	$22.96	$26.88	$23.43	$26.70
During the three and six months ended June 30, 2022, silver revenue was $0.1 million and $0.4 million, respectively, compared to $5.1 million and $6.6 million, respectively, for the comparable period of 2021. Similar to gold revenue, the decrease in silver revenue during the first half of 2022 was attributable to the cessation of mining activities in November 2021.
Total cost of sales
Total cost of sales consists of Production costs, Depreciation and amortization, and Mine site period costs. The table below summarizes total cost of sales for the following periods (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Production costs	$3,634	$29,494	$13,217	$47,311
Depreciation and amortization	632	1,573	1,552	2,614
Mine site period costs	2,551	2,434	9,020	12,978
Total cost of sales	$6,817	$33,501	$23,789	$62,903

Production costs
For the three and six months ended June 30, 2022, the Company recognized $3.6 million and $13.2 million, respectively, in Production costs, or $1,848 and $1,961, respectively, per ounce of gold sold, compared to $29.5 million and $47.3 million, respectively, or $1,729 and $1,759, per ounce of gold, sold during the same period of 2021. The decrease in Production costs was primarily due to a respective decrease in gold ounces sold of 15,094 and 20,150 ounces sold, partly offset by a higher average inventory cost per ounce during the three and six months ended June 30, 2022 compared to the same periods of 2021.
Depreciation and amortization
Depreciation and amortization was $0.6 million and $1.6 million, respectively, or $321 and $230, respectively, per ounce of gold sold for the three and six months ended June 30, 2022, compared to $1.6 million and $2.6 million, or $92 and $97, per ounce of gold sold, during the same periods of 2021. The increase in total depreciation and amortization costs per ounce of gold sold was largely due to a decrease of 15,094 and 20,150, respectively, of gold ounces sold during the three and six months ended June 30, 2022 compared to the same periods of 2021.
Mine site period costs
During the three and six months ended June 30, 2022, inclusive of depreciation and amortization, the Company recorded $2.6 million and $9.0 million, respectively, of Cost of sales for costs that were in excess of the net realizable value per ounce of gold inventories, compared to $2.4 million and $13.0 million, respectively, during the same periods of 2021. Such period costs were generally the result of costs related to activities at the Hycroft Mine that do not qualify for capitalization to production-related inventories or adjustments to production inventories that were the result of recurring or significant downtime or delays, unusually high levels of repairs, inefficient operations, overuse of processing reagents, inefficient cost-volume structures, or other unusual costs and activities, and cannot be recorded to production-related inventories based on the threshold established by the calculation of the estimated net realizable value per ounce of gold.
General and administrative
General and administrative totaled $5.2 million and $8.3 million, respectively, during the three and six months ended June 30, 2022 compared to $5.2 million and $9.0 million, respectively, during the same period of 2021.
The decrease of $0.1 million during the three months ended June 30, 2022 was primarily due to decreases in salary and compensation costs of $0.7 million due to reduced headcount as a result of the cessation of mining operations in November 2921, consulting fees associated with former employees of the Company that ended during 2021 of $0.2 million, insurance related costs of $0.6 million and other costs of $0.1 million. These decreases were offset by a $1.8 million commission related to completion of the Second A&R Agreement and Note Amendment.
The decrease of $0.5 million during the six months ended June 30, 2022 was primarily due to decreases in consulting and legal fees of $1.3 million, salary and compensation costs of $0.5 million and insurance related fees of $0.5 million. These decreases were offset by the $1.8 million commission discussed above.
Projects, exploration, and development
During the three and six months ended June 30, 2022, Projects, exploration and development costs totaled $0.2 million and $1.2 million, respectively, compared to $1.0 million and $1.5 million, respectively, for the same period of 2021. Projects, exploration and development are related to: (i) completing technical studies; (ii) conducting geological studies; (iii) oversight and project management; and (iv) exploration drilling, engineering, and metallurgical activities. The decrease of $0.9 million during the three months ended June 30, 2022 was the result of completion of the 2022 Hycroft TRS that was issued in February 2022. The decrease of $0.3 million during the six months ended June 30, 2022 was the result of additional costs incurred related to the completion of the 2022 Hycroft TRS compared to drilling costs during the six months ended June 30, 2022 related to the variability and metallurgical test program.

Interest expense, net of capitalized interest
As discussed and detailed in Note 9 - Debt, Net to the Notes to the Financial Statements, Interest expense, net of capitalized interest totaled $4.2 million and $9.5 million, respectively, during the three and six months ended June 30, 2022, compared to $5.3 million and $9.7 million, respectively, during the same period in 2021. The decreases of $1.1 million and $0.2 million, respectively, during the three and six months ended June 30, 2022 were the result of a decrease in the outstanding obligation for the Sprott Credit Agreement as the Company repaid portions of the balance in March 2022. This decrease was offset by an increase in the balance outstanding on the Subordinated Notes at June 30, 2022 as compared to the same periods in 2021. The higher outstanding balance for the Subordinated Notes was due to quarterly interest payments that are paid in-kind as additional indebtedness.
Fair value adjustments to warrants
During the three months ended June 30, 2022, the Fair value adjustments to warrants resulted in a non-cash gain of $3.7 million, as the market trading values of the publicly listed warrants decreased during the period. During the six months ended June 30, 2022, the Fair value adjustments to warrants resulted in a non-cash loss of $1.6 million, as the market trading values of the publicly listed warrants increased during the period.
During the three and six months ended June 30, 2021, the Fair value adjustments to warrants resulted in a non-cash gain of $0.7 million and $10.1 million, respectively, as the market trading values of the publicly listed warrants decreased, which was primarily due to a decrease in the underlying trading price of the common stock.
Refer to Note 11 - Warrant Liabilities to the Notes to the Financial Statements for further detail.
Income taxes
There was no income tax benefit or expense, net, recognized during the three and six months ended June 30, 2022 and 2021. The Company has not recorded any future income tax benefits for net losses, due to a full valuation allowance recorded against the net operating loss carryforward.
Section 382 of the Internal Revenue Code (“IRC”) imposes limitations on the use of U.S. federal net operating losses (“NOLs”) upon a more than 50% change in ownership in the Company (as defined in the IRC) within a three-year period. In connection with its at-the-market equity offering, the Company underwent a Section 382 ownership change on March 25, 2022. As a result, utilization of the Company’s NOLs and certain unrealized losses are limited on an annual basis. If the Section 382 annual limitation amount is not fully utilized in a particular tax year, then the unused portion from that tax year is added to the Section 382 annual limitation in subsequent years. The Company’s annual limitation under Section 382 is estimated to be approximately $1.3 million.
For additional details, refer to Note 16 - Income Taxes to the Notes to the Financial Statements.
Net loss
For the reasons discussed above, the Company recorded a net loss of $9.0 million and $31.0 million, respectively, for the three and six months ended June 30, 2022, which included a gain from Fair value adjustments to warrants of $3.7 million and a loss of $1.6 million, respectively. The Company recorded net losses of $8.4 million and $18.1 million, respectively, for the three and six months ended June 30, 2021, which included a gain of $0.7 million and $10.1 million, respectively, from Fair value adjustment to warrants.

Liquidity and Capital Resources
General
The Company’s unrestricted cash position at June 30, 2022 was $157.8 million as compared with $12.3 million at December 31, 2021. While the Company plans to continue processing gold and silver ore on the leach pads through the end of 2022 after ceasing mining operations and partially offset the cash that is projected to be used in operations and investing activities, the Company does not expect to generate net positive cash for the foreseeable future. Accordingly, the Company will be dependent on its unrestricted cash and other sources of cash to fund the business. As discussed in Note 13 - Stockholders’ Equity in the Notes to the Financial Statements, the Company raised gross proceeds of approximately $194.4 million in March 2022, before deduction of commissions and expenses, through the following equity financings:
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
•On March 15, 2022, the Company implemented the ATM Program. On March 25, 2022, the Company terminated the ATM Program and announced that it had sold 89,553,584 shares of common stock under the ATM Program and generated aggregate gross proceeds before commissions and offering expenses of approximately $138.6 million.
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
The Company's future liquidity and capital resources management strategy entails a disciplined approach to monitor the timing and depth of any drilling, metallurgical and mineralogical studies and the continuation of processing the remaining leach pad inventory while attempting to remain in a position that allows the Company to respond to changes in the business environment, such as a decrease in metal prices or lower than forecasted future cash flows, and changes in other factors beyond the Company's control. The Company has undertaken efforts aimed at managing its liquidity and preserving its capital resources by, among other things: (i) monitoring metal prices and the impacts (near-term and future) they have on the business and cash flows; (ii) ceasing open pit mining operations to reduce net cash outflows while continuing to process leach pad inventory until such time as it is no longer economic; (iii) reducing the size of the workforce to reflect the cessation of mining operations; (iv) controlling working capital and managing discretionary spending; (v) reviewing contractor usage and rental agreements for more economic options, including termination of certain agreements in accordance with their terms; (vi) decreasing restricted cash balances that collateralize bonds, as available; and (vii) planning the timing and amounts of capital expenditures and drilling, metallurgical and mineralogical study costs at the Hycroft Mine and deferring such items that are not expected to benefit our near term operating plans. The Company has undertaken and continues to undertake additional efforts to: (i) monetize non-core assets and excess materials and supplies inventories; (ii) return excess rental and leased equipment; (iii) sell certain uninstalled grinding mills that are not expected to be needed for a future milling operation; (iv) sell other uninstalled grinding mills if the proceeds contribute to enhancing a future milling operation; and (v) work with existing debt holders to adjust debt service requirements.
Cash and liquidity
The Company has placed substantially all of its cash in operating accounts with a well-capitalized financial institution, thereby ensuring balances remain readily available. Due to the nature of its operations and the composition of current assets, Cash and metal inventories represent substantially all of the liquid assets on hand. Additionally, the Company is provided with additional liquidity as ounces are recovered from the Ore on leach pads, processed into finished goods, and sold at prevailing spot prices to customers.

The following table summarizes projected sources of future liquidity, as recorded within the Financial Statements (dollars in thousands):

	June 30, 2022	December 31, 2021
Cash	$157,781	$12,342
Metal inventories(1)	13,158	6,693
Ore on leach pads(2)	—	10,106
Assets held-for-sale	10,298	11,558
Total projected sources of future liquidity	$181,237	$40,699
(1)Metal inventories contained approximately 8,247 recoverable ounces of gold that are expected to be sold within the next 12 months. Assuming a gold selling price of $1,817 per ounce (the June 30, 2022 P.M. fix) and excluding any proceeds from silver sales, the sale of all gold ounces estimated to be recovered from metal inventories would provide $15.0 million of revenue. See Note 3 - Inventories and Ore on Leach Pads to the Notes to the Financial Statements for additional information.
(2)As of June 30, 2022, the Company had recovered all previously estimated gold and silver ounces previously placed on the leach pads. See Note 3 - Inventories and Ore on Leach Pads to the Notes to the Financial Statements for additional information.
Six Months Ended June 30, 2022 compared to six months ended June 30, 2021
The following table summarizes sources and uses of cash for the following periods (dollars in thousands):

	Six Months Ended June 30,
	2022	2021
Net loss	$(31,042)	$(18,115)
Net non-cash adjustments	10,729	3,963
Net change in operating assets and liabilities	(1,770)	(7,165)
Net cash used in operating activities	(22,083)	(21,317)
Net cash provided by (used in) investing activities	2,783	(9,065)
Net cash provided by (used in) financing activities	163,956	(583)
Net increase (decrease) in cash	144,656	(30,965)
Cash and restricted cash, beginning of period	46,635	96,040
Cash and restricted cash, end of period	$191,291	$65,075
Cash used in operating activities
During the six months ended June 30, 2022, the Company used $22.1 million of cash in operating activities primarily attributable to a net loss of $31.0 million, the cash impact of which was equal to $20.3 million, and $1.8 million was provided by working capital, which included a $3.9 million decrease for production-related inventories as the Company continued to process the remaining gold and silver ore on its leach pads which was partly offset by cash used to reduce Accounts payable of $1.6 million. The largest non-cash items included in net loss during the six months ended June 30, 2022 included a $1.6 million loss from Fair value adjustments to warrants and Non-cash portion of interest expense of $6.9 million.
For the six months ended June 30, 2021, we used $21.3 million of cash in operating activities primarily attributable to a net loss of $18.1 million, the cash impact of which was equal to $14.2 million, and $7.2 million used for working capital, which included $6.3 million used to increase production-related inventories. The largest non-cash items included in net loss during the six months ended June 30, 2021 included a $10.1 million gain from Fair value adjustments to warrants and Non-cash portion of interest expense of $9.2 million.
Cash provided by (used in) investing activities
During the six months ended June 30, 2022, investing activities provided cash of $2.8 million primarily from the sale of assets included in Assets held for sale, for gross proceeds of $1.9 million and other mobile mine equipment and materials and supplies for gross proceeds of $1.4 million. In addition, the Company purchased equipment of $0.5 million.

For the six months ended June 30, 2021, the Company used $9.1 million in investing activities which primarily related to expenditures of (i) $3.7 million for purchased equipment and refurbishments; (ii) $2.9 million related to metallurgical and mineralogical studies; and (iii) $2.5 million spent on the leach pad expansion project (which excluded $0.7 million of capitalized interest) to complete construction to the appropriate point at which the Company believed that there would be minimal risk of adverse impacts to the leach pad.
Cash provided by (used in) financing activities
During the six months ended June 30, 2022, cash provided by financing activities of $164.0 million was primarily related to the equity offerings completed during the period: (i) the Private Placement offering completed on March 15, 2022 for gross proceeds of $55.9 million, and (ii) the ATM Program completed on March 25, 2022 for net proceeds of $133.6 million. These amounts were offset by the required prepayments under the Second A&R Agreement of $24.4 million, including $0.5 million of additional interest.
During the six months ended June 30, 2021, the Company repaid $0.6 million of the Additional Interest which was classified as debt under the terms of the Sprott Credit Agreement.
Future capital and cash requirements
The following table provides the Company’s gross contractual cash obligations as of June 30, 2022, which are grouped in the same manner as they are classified in the condensed consolidated statement of cash flows in order to provide a better understanding of the nature of the obligations and to provide a basis for comparison to historical information. The Company believes that the following provides the most meaningful presentation of near-term obligations expected to be satisfied using current and available sources of liquidity (dollars in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating activities:
Net smelter royalty(1)	$241,000	$500	$—	$—	$240,500
Remediation and reclamation expenditures(2)	70,100	—	—	—	70,100
Interest payments(4)	21,560	4,385	13,155	4,019	—
Crofoot Royalty(3)	4,630	—	—	—	4,630
Financing activities:
Repayments of debt principal(4)	149,565	126	262	149,177	—
Additional interest payments(5)	6,599	2,200	4,399	—	—
Total	$493,454	$7,211	$17,816	$153,196	$315,230
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
(2)Mining operations are subject to extensive environmental regulations in the jurisdictions in which they are conducted and we are required, upon cessation of operations, to reclaim and remediate the lands that our operations have disturbed. The estimated undiscounted cash outflows of these remediation and reclamation obligations are reflected here. In the above presentation, no offset has been applied for the $58.3 million of our reclamation bonds or for the $33.5 million of cash collateral for those bonds included in Restricted Cash.
(3)The Company is required to pay a 4% net profits royalty, including advance royalty payments of $120,000 in any year where mining occurs on the Crofoot claims and an additional $120,000 if tons mined from the Crofoot claim blocks exceed 5.0 million tons (“Crofoot Royalty”). See Note 21 - Commitments and Contingencies to the Notes to the Financial Statements for additional information. Amounts shown represent the current estimates of cash payment timing using consensus pricing for gold and silver.
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
The Sprott Credit Agreement (as amended by the Second A&R Agreement) contains covenants that, among other things, restrict or limit the ability of the Company to enter into encumbrances (other than Permitted Encumbrances), incur indebtedness (other than Permitted Indebtedness), dispose of its assets (other than Permitted Disposals), pay dividends, and purchase or redeem shares, as such terms are defined in the Sprott Credit Agreement (as amended by the Second A&R Agreement). The Sprott Credit Agreement (as amended by the Second A&R Agreement) requires the Company to ensure that, at all times, both its Working Capital and Unrestricted Cash are at least $10.0 million (subsequently reduced by the Waiver and Waiver Amendment and increased by the Second A&R Agreement, each as discussed below), as such terms are defined in the Sprott Credit Agreement (as amended by the Second A&R Agreement), and that at least every six months the Company demonstrates its ability to repay and meet all present and future obligations as they become due with a financial model that uses consensus gold prices discounted by 5.0%. The Subordinated Notes include customary events of default, including those relating to a failure to pay principal or interest, a breach of a covenant, representation or warranty, a cross-default to other indebtedness, and non-compliance with security documents. As of June 30, 2022, the Company was in compliance with all covenants under its debt agreements.
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
On March 11, 2022, the Company entered into the March 2022 Sprott Agreement with the Lender with respect to the Sprott Credit Agreement. As described in the March 2022 Sprott Agreement, the Company was contemplating Equity Financing Transactions to be completed on or before March 31, 2022. Pursuant to the March 2022 Sprott Agreement, if the Equity Financing Transactions result (or were likely to result pursuant to definitive subscription underwriting and/or similar legally binding agreements) in the Company’s receipt of total gross cash proceeds (before deduction of fees and expenses) of the Required Equity Amount on or before March 31, 2022, the Lender and the Company were obligated to amend the principal repayment terms under the Sprott Credit Agreement such that no further scheduled payments of principal shall be required prior to May 31, 2025 (the “Maturity Date”) (i.e., there will be no required regular amortization payments of the facility and the full principal balance of the facility shall be due and payable in a single “bullet” payment on the Maturity Date). The consummation of the Private Placement satisfied the Required Equity Amount condition in the March 2022 Sprott Agreement.
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

On March 14, 2022, the Company reached an agreement in principle with the Lender to modify the terms of the Sprott Credit Agreement and other applicable loan documents. On March 30, 2022, the Company and Lender under the Sprott Credit Agreement entered into the Second A&R Agreement, which: (a) extended the maturity date for all of the loans and other principal obligations under the Sprott Credit Facility by two years, to May 31, 2027; (b) provided for the Initial Equity Proceeds Prepayment in the amount of $10.0 million promptly upon the Company’s receipt of cash proceeds from the Private Placement; (c) provided for the Subsequent Equity Proceeds Prepayments in the amount of $13.9 million (representing 10% of the subsequent issuance of its equity interests consummated on or prior to March 31, 2022); and (d) eliminated the prepayment premiums otherwise payable with respect to the Initial Equity Proceeds Prepayment, the Subsequent Equity Proceeds Prepayments and all future prepayments of principal under the Sprott Credit Facility. In addition, the Company’s obligations to: (i) prepay principal with proceeds of asset sales were credited/offset by the $23.9 million aggregate amount of Initial Equity Proceeds Prepayment and the Subsequent Equity Proceeds Prepayments; and (ii) to maintain a minimum amount of Unrestricted Cash was increased to $15.0 million. Pursuant to the agreement in principle, the Company made the Initial Equity Proceeds Prepayment of $10.0 million and paid in kind a $3.3 million fee in connection with the modification and capitalized it to principal on March 16, 2022 and following the execution of the Second A&R Agreement on March 30, 2022, the Company: (i) paid the previously deferred additional interest payment of $0.5 million; and (ii) made the Subsequent Equity Proceeds Prepayment of $13.9 million. After giving effect to such prepayments the outstanding principal balance under the Second A&R Agreement was estimated as of June 30, 2022 to be $57.9 million (before issuance discounts) including unpaid additional interest of approximately $7.1 million.
Off-balance sheet arrangements
As of June 30, 2022, the Company’s off-balance sheet arrangements consisted of a net profit royalty arrangement and a net smelter royalty arrangement (see Note 21 - Commitments and Contingencies to the Notes to the Financial Statements).

Accounting Developments
The following accounting pronouncements were adopted by the Company during the six months ended June 30, 2022:
In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 simplifies guidance on accounting for convertible instruments and contracts in an entity’s own equity including calculating diluted earnings per share. For emerging growth companies, the new guidance is effective for annual periods beginning after December 15, 2022. The Company early adopted ASU 2020-06 as of January 1, 2022, with no material impact on its financial statements or the related disclosures.
In December of 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), as part as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. Amendments include removal of certain exceptions to the general principles of ASC 740, Income Taxes and simplification in several other areas such as accounting for a franchise tax (or similar tax) that is partially based on income. For emerging growth companies, the new guidance was effective for annual periods beginning after December 15, 2021 and the Company adopted ASU 2019-12 as of January 1, 2022, with no material impact on its financial statements or the related disclosures.
In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force). ASU 2021-04 clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (e.g., warrants) that remain equity classified after modification or exchange. ASU 2021-04 provides guidance that will clarify whether an issuer should account for a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as (i) an adjustment to equity and, if so, the related earnings per share effects, if any, or (ii) an expense and, if so, the manner and pattern of recognition. For emerging growth companies, the new guidance was effective for annual periods beginning after December 15, 2021 and the Company adopted ASU 2021-04 as of January 1, 2022, with no material impact on its financial statements or the related disclosures.
Critical Accounting Estimates
This MD&A is based on the Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these statements requires the Company to make assumptions, estimates, and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. For information on the most critical accounting estimates used to prepare the Condensed Financial Statements, see the Critical Accounting Estimates section included in Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
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
Please see “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 31, 2021 and other SEC filings, for more information about these and other risks. These risks may include the following and the occurrence of one or more of the events or circumstances alone or in combination with other events or circumstances, may have a material adverse effect on our business, cash flows, financial condition and results of operations. Important factors and risks that could cause actual results to differ materially from those in the forward-looking statements include, among others:
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
Hycroft Mining Holding Corporation management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act as of June 30, 2022.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2022 to provide such reasonable assurance that information required to be disclosed by us, including our consolidated subsidiaries, in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure and is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.
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

Part II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time we are involved in various legal actions related to our business, some of which have been class action lawsuits. We do not believe, based on currently available information, that contingencies related to any pending or threatened legal matter will have a material adverse effect on our Financial Statements, although a contingency could be material to our results of operations or cash flows for a particular period depending on our results of operations and cash flows for such period. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.
ITEM 1A. RISK FACTORS
As the Company qualifies as a smaller reporting company under Item 10(f) of Regulation S-K, risk factors are not required to be included in a Quarterly Report and such are omitted from this filing.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On July 28, 2022, the Company issued 1,714,678 shares of common stock to a financial advisor as consideration for entering into a settlement agreement. The number of shares issued was determined using the volume weighted average price on the Nasdaq Capital Market for the 10 trading days preceding the effective date of the agreement. See Note 21 - Commitment and Contingencies and Note 23 - Subsequent Events to the Condensed Consolidated Financial Statements for further details.
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
ITEM 5. OTHER INFORMATION
(a)Subsequent to the execution and delivery of the Second A&R Agreement, it was discovered that Sections 2.9 and 2.10 of the Sprott Credit Agreement erroneously referred to “the Maturity Date” as the date through which Additional Interest (as defined in the Second A&R Agreement) is to be incurred by the Company. The actual intention and understanding of each of the parties was that Additional Interest under the Sprott Credit Agreement (as amended by the Second A&R Agreement) would only be incurred through the original maturity date, May 31, 2025. On May 3, 2022, the Company, the Lender and the other parties to the Second A&R Agreement entered into a Letter Agreement with amended Sections 2.9 and 2.10 of the Second A&R Agreement by replacing each reference to “the Maturity Date” with “May 31, 2025”.
(b)Not applicable.
ITEM 6. EXHIBITS
(a)Exhibits

Exhibit Number	Description
,

3.1
Second Amended and Restated Certificate of Incorporation of Hycroft Mining Holding Corporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8‑K, filed with the SEC on June 4, 2020).

3.2
Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of Hycroft Mining Holding Corporation dated April 22, 2022 (Incorporated by reference to Exhibit 3.2 to the Registrant’s Form S-8 Registration Statement, filed with the SEC on June 6, 2022 (File No. 333-265434).

4.1
First Amendment to Warrant Agreement dated as of April 8, 2022 between Hycroft Mining Holding Corporation and American Multi-Cinema, Inc. (Incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K, filed with the SEC on April 11, 2022).

4.2
First Amendment to Warrant Agreement dated as of April 8, 2022 between Hycroft Mining Holding Corporation and 2176423 Ontario Limited (Incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K, filed with the SEC on April 11, 2022)

4.3	Warrant Adjustment Certificate dated as of August 3, 2022 from Hycroft Mining Holding Corporation to Continental Stock Transfer & Trust Company*
10.1
First Amendment to Subscription Agreement dated as of April 8, 2022 between Hycroft Mining Holding Corporation and American Multi-Cinema, Inc. (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K, filed with the SEC on April 11, 2022).

10.2
Letter Agreement, dated May 3, 2022 between Hycroft Mining Holding Corporation and Sprott Private Resource Lending II (Collector), LP (Incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-Q for the quarter ended March 31,2022, filed with the SEC on May 4, 2022).

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

HYCROFT MINING HOLDING CORPORATION (Registrant)

Date: August 4, 2022	By:	/s/ Diane R. Garrett
Diane R. Garrett President, Chief Executive Officer, and Director (Principal Executive Officer)

Date: August 4, 2022	By:	/s/ Stanton Rideout
Stanton Rideout Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)