Form 10-Q
period 2022-09-30
HYCROFT MINING HOLDING CORP
filed 2022-11-01
CIK 1718405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No ☒
As of October 31, 2022, there were 199,770,599 shares of the Company’s common stock and no shares of the Company’s preferred stock issued and outstanding.

HYCROFT MINING HOLDING CORPORATION
Quarterly Report on Form 10-Q

			Page
PART	ITEM
I	1	Financial Statements	2
	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
	3	Quantitative and Qualitative Disclosures about Market Risk	46
	4	Controls and Procedures	44

II	1	Legal Proceedings	42
	1A	Risk Factors	45
	2	Unregistered Sales of Equity Securities	46
	3	Defaults Upon Senior Secured Equity	46
	4	Mine Safety Disclosures	46
	5	Other Information	46
	6	Exhibits	46
		Signatures	48

ITEM I. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    HYCROFT MINING HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share amounts)

	September 30, 2022	December 31, 2021
	(unaudited)
Assets:
Cash and cash equivalents	$153,403	$12,342
Accounts receivable	978	—
Income tax receivable	1,530	1,530
Interest receivable	294	—
Inventories - Note 3	12,095	11,069
Ore on leach pads - Note 3	—	10,106
Prepaids and deposits, net - Note 4	4,222	2,342
Current assets	172,522	37,389
Plant and equipment, net - Note 5	55,481	58,484
Restricted cash - Note 6	33,662	34,293
Other assets - Note 4	600	600
Assets held for sale - Note 7	10,183	11,558
Total assets	$272,448	$142,324
Liabilities:
Accounts payable and accrued expenses	$5,595	$9,430
Contract liabilities - Note 8	6,682	—
Debt, net - Note 10	2,327	16,666
Deferred gain on sale of royalty - Note 11	—	125
Other liabilities - Note 9	2,751	5,044
Current liabilities	17,355	31,265
Debt, net - Notes 10 and 20	142,507	143,638
Deferred gain on sale of royalty - Note 11	29,839	29,714
Warrant liabilities - Notes 12 and 20	1,133	669
Asset retirement obligation - Note 13	5,499	5,193
Other liabilities - Note 9	—	339
Total liabilities	$196,333	$210,818
Commitments and contingencies - Note 22
Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 1,400,000,000 shares authorized; 199,770,599 issued and outstanding at September 30, 2022, and 60,433,395 issued and outstanding at December 31, 2021 - Note 14	$20	$6
Additional paid-in capital - Note 14	732,309	540,823
Accumulated deficit	(656,214)	(609,323)
Total stockholders’ equity (deficit)	76,115	(68,494)
Total liabilities and stockholders’ equity (deficit)	$272,448	$142,324
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYCROFT MINING HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues - Note 15	$8,758	$31,676	$21,755	$86,713
Cost of sales:
Production costs	8,803	30,616	22,020	77,927
Depreciation and amortization	1,025	1,577	2,577	4,191
Mine site period costs	1,409	11,467	10,429	24,445
Total cost of sales	11,237	43,660	35,026	106,563
Operating expenses:
General and administrative	3,032	3,313	11,352	12,271
Projects, exploration, and development	7,011	2,344	8,200	3,860
Write-off of deposit	—	916	—	916
Accretion - Note 13	102	102	306	306
Loss from operations	(12,624)	(18,659)	(33,129)	(37,203)
Other (expense) income:
Interest expense, net of capitalized interest - Note 10	(4,459)	(5,461)	(14,003)	(15,176)
Interest income	826	—	846	—
Fair value adjustment to warrants - Notes 12 and 20	1,133	812	(482)	10,956
Commissions expense - Note 7	(936)	—	(936)	—
Gain on sale of equipment and supplies inventories	211	—	813	—
Loss before income taxes	(15,849)	(23,308)	(46,891)	(41,423)
Income tax benefit - Note 17	—	95	—	95
Net loss	$(15,849)	$(23,213)	$(46,891)	$(41,328)

Loss per share:
Basic - Note 18	$(0.08)	$(0.39)	$(0.29)	$(0.69)
Diluted - Note 18	$(0.08)	$(0.39)	$(0.29)	$(0.69)
Weighted average shares outstanding:
Basic - Note 18	199,207,092	60,114,358	159,607,217	59,989,457
Diluted - Note 18	199,207,092	60,114,358	159,607,217	59,989,457
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYCROFT MINING HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(dollars in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows used in operating activities:
Net loss	$(46,891)	$(41,328)
Adjustments to reconcile net loss for the period to net cash used in operating activities:
Non-cash portion of interest expense - Note 10	10,129	13,042
Non-cash loss (gain) on fair value adjustment for warrant liabilities - Note 12	482	(10,956)
Depreciation and amortization	2,577	5,175
Stock-based compensation	1,750	2,227
Write-off of deposit	—	916
Accretion - Note 13	306	306
Gain on sale of equipment	(813)	—
Changes in operating assets and liabilities:
Accounts receivable	(978)	79
Income tax receivable	—	(95)
Interest receivable	(294)	—
Production-related inventories	8,632	5,351
Materials and supplies inventories	235	(1,141)
Prepaids and deposits	(1,880)	(1,634)
Accounts payable	(3,835)	(1,852)
Contract liabilities - Notes 8 and 15	6,682	1,598
Other liabilities	(1,401)	1,262
Net cash used in operating activities	(25,299)	(27,050)
Cash flows provided by (used in) investing activities:
Additions to plant, equipment, and mine development	(913)	(11,908)
Proceeds from sale of equipment - Note 5	2,007	—
Proceeds from assets held for sale - Note 7	1,375	—
Net cash provided by (used in) investing activities	2,469	(11,908)
Cash flows provided by (used in) financing activities:
Principal payments on debt	(25,506)	(2,978)
Principal payments on notes payable	(94)	(58)
Proceeds from issuance of common stock and warrants, net of issuance costs	188,860	—
Net cash provided by (used in) financing activities	163,260	(3,036)
Net increase (decrease) in cash, cash equivalents, and restricted cash	140,430	(41,994)
Cash, cash equivalents, and restricted cash, beginning of period	46,635	96,040
Cash, cash equivalents, and restricted cash, end of period	$187,065	$54,046
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$153,403	$19,753
Restricted cash	33,662	34,293
Total cash, cash equivalents, and restricted cash	$187,065	$54,046
See Note 21 - Supplemental Cash Flow Information for additional details.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HYCROFT MINING HOLDING CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2021	59,901,306	$6	$537,370	$(520,759)	$16,617
Stock-based compensation costs	—	—	507	—	507
Vesting of restricted stock units	—	—	115	—	115
Net loss	—	—	—	(9,688)	(9,688)
Balance at March 31, 2021	59,901,306	$6	$537,992	$(530,447)	$7,551
Stock-based compensation costs	—	—	1,011	—	1,011
Vesting of restricted stock units	63,674	—	—	—	—
5-Year Private Warrants transferred to 5-Year Public Warrants	—	—	284	—	284
Net loss	—	—	—	(8,427)	(8,427)
Balance at June 30, 2021	59,964,980	$6	$539,287	$(538,874)	$419
Stock-based compensation costs	—	—	636	—	636
Vesting of restricted stock units	308,442	—	650	—	650
Net loss	—	—	—	(23,213)	(23,213)
Balance at September 30, 2021	60,273,422	$6	$540,573	$(562,087)	$(21,508)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount
Balance at January 1, 2022	60,433,395	$6	$540,823	$(609,323)	$(68,494)
Issuance of common stock and warrants - Note 14	136,370,064	14	189,398	—	189,412
Vesting of restricted stock units	—	—	37	—	37
Stock-based compensation costs	—	—	391	—	391
Net loss	—	—	—	(22,060)	(22,060)
Balance at March 31, 2022	196,803,459	$20	$730,649	$(631,383)	$99,286
Issuance of common stock and warrants - Note 14	—	—	(2,226)	—	(2,226)
Vesting of restricted stock units	460,858	—	40	—	40
Stock issuance - other - Note 14	137,500	—	158	—	158
Stock-based compensation costs	—	—	619	—	619
Net loss	—	—	—	(8,982)	(8,982)
Balance at June 30, 2022	197,401,817	$20	$729,240	$(640,365)	$88,895
Issuance of common stock and warrants - Note 14	—	—	(75)	—	(75)
Vesting of restricted stock units	654,104	—	650	—	650
5-Year Private Warrants transferred to 5-Year Public Warrants - Notes 12 and 14	—	—	18	—	18
Stock issuance - other - Note 14	1,714,678	—	1,749	—	1,749
Stock-based compensation costs	—	—	727	—	727
Net loss	—	—	—	(15,849)	(15,849)
Balance at September 30, 2022	199,770,599	$20	$732,309	$(656,214)	$76,115
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
The Company restarted pre-commercial scale open pit mining operations at the Hycroft Mine during the second quarter of 2019 and began producing and selling gold and silver during the third quarter of 2019. The Company’s operating plan until November 2021 was primarily focused on developing the novel two-stage heap oxidation and leach process (“Novel Process”) detailed in the Hycroft Technical Report Summary (“TRS”), Heap Leaching Feasibility Study, prepared in accordance with the requirements of the Modernization of Property Disclosures for Mining Registrants (“Modernization Rules”), with an effective date of July 31, 2019 (“2019 Hycroft TRS”). Subsequent to November 2021, the Company’s operating plan has been focused on advancing evaluations and developing technical studies for milling sulfide ore through a well-established and proven pressure oxidation process (“POX”). Additionally, as announced on November 10, 2021, as a result of the then current and expected ongoing cost pressures for many of the reagents and consumables used at the Hycroft Mine, and the timeline for completing the updated technical studies in early 2022, the Company discontinued pre-commercial scale mining at its run-of-mine (“ROM”) operation. The Company will continue producing gold and silver from the drain down solutions as long as it is economic which is currently expected to continue through the end of 2022. In February 2022, Hycroft, along with its third-party consultants, completed and filed the Initial Assessment Technical Report Summary for the Hycroft Mine (“2022 Hycroft TRS”) which included a mineral resource estimate utilizing a POX process for sulfide mineralization and heap leaching process for oxide and transition mineralization. The Company will continue to build on the work to date and investigate opportunities identified through progressing the technical and data analyses leading up to the 2022 Hycroft TRS and will provide an updated technical report at an appropriate time.
In the first quarter of 2022, the Company completed an equity private placement and an at-the-market public offering program (“ATM Program”) that raised gross proceeds of $194.4 million before issuance costs. The Company plans to use a portion of the proceeds from these equity offerings to conduct additional exploration that will focus on the higher-grade opportunities identified during 2021 exploration drilling and a systematic approach to develop a better understanding of the Hycroft Mine deposit, including potential feeder systems.
2. Summary of Significant Accounting Policies
Basis of presentation
These condensed consolidated interim financial statements of the Company have been prepared, without audit, in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, these condensed consolidated financial statements do not include all information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto as of and for the year ended December 31, 2021. The Company continues to follow the accounting policies set forth in those audited consolidated financial statements with updates discussed below. In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements include all adjustments that are necessary for a fair presentation of the Company’s interim financial position, operating results, and cash flows for the periods presented.
Liquidity
As of September 30, 2022, the Company had available unrestricted cash on hand of $153.4 million and net working capital of $155.2 million which is expected to provide it with the necessary liquidity to fund its operating and investing requirements and future obligations as they become due within the next twelve months from the date of this filing.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
While the Company has continued to process gold and silver ore on the leach pads and in the drain down solutions to partially offset the cash that is projected to be used in its operations and investing activities, the Company does not expect to generate net positive cash from operations for the foreseeable future. Accordingly, the Company will be dependent on its unrestricted cash and other sources of cash to fund its business. As discussed in Note 14 - Stockholders’ Equity, the Company raised gross proceeds of $194.4 million in March 2022 through the following equity financings:
•On March 14, 2022, the Company entered into subscription agreements with American Multi-Cinema, Inc. (“AMC”) and 2176423 Ontario Limited, an entity affiliated with Eric Sprott, pursuant to which the Company agreed to sell an aggregate of 46,816,480 units at a purchase price of $1.193 per unit for total gross proceeds, before deduction of fees and expenses, of $55.9 million.
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
Also, as discussed in Note 10 - Debt, Net, as a result of the equity financings above, the Company reached an agreement with Sprott Private Resource Lending II (Collector), LP (the “Lender”) with respect to the Credit Agreement among Hycroft Mining Holding Corporation, as borrower, Autar Gold Corporation, MUDS, MUDS Holdco Inc., Allied VGH LLC, Hycroft Resources and Development, LLC, Sprott Private Resource Lending II (Collector) Inc., and Sprott Resources Lending Corp. (“Sprott Credit Agreement”), which required the Company to prepay principal under the facility in the amount of $10.0 million following the Company’s receipt of the $55.9 million cash proceeds discussed above. The Company also made an additional prepayment of $13.9 million on March 30, 2022.
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
Cash and cash equivalents
During the third quarter of 2022, the Company invested in the AAAm rated US Government Money Market Funds that are readily convertible to cash and, as such, the Company has included them in Cash and cash equivalents. As of December 31, 2021, cash consisted of cash balances. The Company has not experienced any losses on cash balances and believes that no significant risk of loss exists with respect to its cash.

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
3. Inventories and Ore on Leach Pads
The following table provides the components of Inventories and the estimated recoverable gold ounces therein (dollars in thousands):

	September 30, 2022		December 31, 2021
	Amount	Gold Ounces	Amount	Gold Ounces
Inventories:
Materials and supplies	$3,800	—	$4,376	—
Merrill-Crowe process plant	—	—	11	6
Carbon-in-column (on-site)	7,388	6,142	3,493	2,044
Finished goods (doré and off-site carbon)	907	565	3,189	1,799
Total	$12,095	6,707	$11,069	3,849
As of September 30, 2022 and December 31, 2021, in-process inventories and finished goods inventories included $0.8 million and $0.4 million, respectively of capitalized depreciation and amortization costs. As of September 30, 2022, there were no indicators of impairment that would necessitate a write-down of the Company’s Inventories.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
The following table summarizes Ore on leach pads and the estimated recoverable gold ounces therein (dollars in thousands):

	September 30, 2022		December 31, 2021
	Amount	Gold Ounces	Amount	Gold Ounces
Ore on leach pads	$—	—	$10,106	7,130
As of September 30, 2022, the Company recovered all previously estimated gold ounces from the leach pad inventory. The Company continues to recover ounces in excess of previous estimates during the drain down period. As of December 31, 2021, Ore on leach pads included $0.6 million of capitalized depreciation and amortization costs.
4. Prepaids and Deposits, Net
The following table provides the components of Prepaids and deposits, net and Other assets (dollars in thousands):

	September 30, 2022	December 31, 2021
Prepaids and deposits, net
Prepaids
Insurance	$2,107	$1,014
Mining claims and permitting fees	1,498	891
License fees	376	186
Other	50	56
Deposits	191	195
Total	$4,222	$2,342

Other assets
Royalty - advance payment on Crofoot Royalty	600	600

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
5. Plant and Equipment, Net
The following table provides the components of Plant and equipment, net (dollars in thousands):

	Depreciation Life or Method	September 30, 2022	December 31, 2021
Production leach pads	Units-of-production	$11,190	$11,190
Test leach pads	18 months	6,241	6,241
Process equipment	5 - 15 years	17,302	17,735
Buildings and leasehold improvements	10 years	9,280	9,280
Mine equipment	5 - 7 years	4,838	6,224
Vehicles	3 - 5 years	1,589	1,454
Furniture and office equipment	7 years	370	330
Construction in progress and other		35,674	35,794
		$86,484	$88,248
Less, accumulated depreciation and amortization		(31,003)	(29,764)
Total		$55,481	$58,484
During the three and nine months ended September 30, 2022, there were no events or changes in circumstances that would have required the Company to evaluate the current carrying value of its Plant and equipment, net for recoverability. Depreciation expense related to Plant and equipment, net was $0.8 million and $2.7 million for the three and nine months ended September 30, 2022, respectively, and $2.2 million and $5.6 million for the three and nine months ended September 30, 2021, respectively.
6. Restricted Cash
The following table provides the components of Restricted cash (dollars in thousands):

	September 30, 2022	December 31, 2021
Reclamation and other surety bond cash collateral	$33,662	$34,293
As of September 30, 2022 and December 31, 2021, the Company’s surface management surety bonds totaled $58.7 million and $59.3 million, respectively, of which $58.3 million secured the financial assurance requirements for the Hycroft Mine. The remaining portion related to the securitization of the financial assurance requirements for the adjacent water supply well field and exploration project. The financial assurance requirement for the adjacent water supply well field was reduced to $0.4 million during the second quarter of 2022. This reduction was achieved by canceling a $1.0 million surety bond and replacing it with a $0.4 million increase to an existing surety bond. The $1.0 million surety bond was collateralized with $0.6 million cash which, upon cancellation, was returned to the Company. The $0.4 million increase to the existing surety bond was achieved without additional cash collateral. Also in the second quarter of 2022, the Company began receiving interest on its cash collateral for certain surety bonds. Interest received on cash collateral balances is restricted as to its use and is included as an increase to Restricted cash with a corresponding increase to Interest income when earned.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
7. Assets Held For Sale
The following table summarizes the Company’s Assets held for sale by asset class as of September 30, 2022 and December 31, 2021 (dollars in thousands):

	September 30, 2022	December 31, 2021
Equipment not in use	$9,913	$11,163
Mine equipment	—	125
Materials and supplies	270	270
Total	$10,183	$11,558
The Assets held for sale are being marketed for sale and the Company has received interest from potential purchasers. It is the Company’s intention to complete the sales of these assets within the upcoming year. In February 2022, the Company completed the sale of a regrind mill that was included in equipment not in use for gross proceeds of $1.3 million. In August 2022, the Company completed the sale of the Mine equipment for gross proceeds of $0.1 million.
In June 2022, the Company entered into an Asset Option and Purchase Agreement to sell a dual pinion ball mill and related assets included in equipment not in use for an aggregate purchase price of $6.3 million. Payment terms, as amended, included: (i) an upfront non-refundable option payment of $0.6 million which the Company received in June 2022, (ii) a non-refundable option payment of $4.8 million which the Company received in August 2022, (iii) a non-refundable payment of $0.3 million to complete the partial purchase of the related assets which was received in October 2022, and (iv) a non-refundable payment of $0.6 million to complete the remaining sale of the ball mill and related assets expected to be received no later than December 29, 2022. In conjunction with this sale, the Company incurred Commissions expense of $0.9 million which was calculated as 17.5% of the proceeds received to date. The Company will be required to pay a further commission of 17.5% on the remaining non-refundable payments once received.
In August 2022, the Company entered into an Equipment Purchase Agreement to sell a second ball mill and a semi-autogenous mill (“SAG mill”) and related assets included in equipment not in use for an aggregate purchase price of $12.0 million. Payment terms include: (i) an initial payment of $0.5 million received upon the effective date of the Equipment Purchase Agreement, (ii) a second payment of $0.5 million received in September 2022, and (iii) a final payment of $11.0 million by December 31, 2022, with the Company holding such final payment in escrow pending the delivery of the equipment to the Delivery Point (as defined in the Equipment Purchase Agreement). In addition, the buyer is permitted to extend the payment of all or any portion of the final payment of $11.0 million up to and including March 31, 2023, provided that the buyer pays the Company interest at a rate of 5% per annum on any outstanding balance.
As of September 30, 2022, the Company still held title to and risk of loss of the ball mills and SAG mill and, as such, all payments received toward the purchase of these assets have been included in Contract liabilities. Please see Note 8 - Contract Liabilities below for additional information..

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
8. Contract Liabilities
The following table summarizes the components of Contract liabilities (dollars in thousands):

	September 30, 2022	December 31, 2021
Assets held for sale
Equipment not in use(1)	$6,355	$—
Plant and equipment
Process equipment(2)	327	—
Total	$6,682	$—
(1)As of September 30, 2022, the Company has received two non-refundable option payments: (i) $5.4 million in accordance with the sales agreement for one ball mill, for which the Company will receive final payments totaling $0.9 million no later than December 29, 2022 and (ii) $1.0 million in accordance with the sales agreement for one SAG mill and one ball mill, for which the Company will receive final payment of $11.0 million no later than March 31, 2023. Please see Note 7 - Assets Held for Sale for additional details.
(2)As of September 30, 2022, the Company has received a non-refundable option payment of $0.3 million in accordance with the sales agreement for one mercury retort. The Company will receive the final payment of $0.1 million once the asset is received by the buyer.
9. Other Liabilities
The following table summarizes the components of current and non-current portions of Other liabilities (dollars in thousands):

	September 30, 2022	December 31, 2021
Other liabilities, current
Accrued compensation	$2,022	$2,641
Salary continuation payments	185	935
Restricted stock units	—	714
Deferred payroll tax liability	471	471
Excise tax liability	13	268
Accrued directors’ fees	39	15
Operating lease liability	21	—
Total	$2,751	$5,044

Other liabilities, non-current
Finance lease liability	$—	$286
Operating lease liability	—	53
Total	$—	$339
10. Debt, Net
Second Amendment to Sprott Credit Agreement
On March 30, 2022, the Company and Lender under the Sprott Credit Agreement entered into the Second Amended and Restated Credit Agreement (“Second A&R Agreement”), which: (i) extended the maturity date for all of the loans and other principal obligations under the Sprott Credit Facility by two years, to May 31, 2027; (ii) provided for the Company to prepay principal under the facility in the amount of $10.0 million promptly upon the Company’s receipt of cash proceeds from the Private Placement Offering with AMC and 2176423 Ontario Limited (the “Initial Equity Proceeds Prepayment”); (iii) provided for the Company to prepay principal under the Sprott Credit Facility in the amount of $13.9 million (representing 10% of the subsequent issuance of its equity interests consummated on or prior to March 31, 2022) (the “Subsequent Equity Proceeds Prepayments”); and (iv) eliminated the prepayment premiums otherwise payable with respect to the Initial Equity Proceeds

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
Prepayment, the Subsequent Equity Proceeds Prepayments and all future prepayments of principal under the Sprott Credit Facility. In addition, the Company’s obligations: (i) to prepay principal with proceeds of asset sales will be credited/offset by the aggregate amount of Initial Equity Proceeds Prepayment and the Subsequent Equity Proceeds Prepayments ($23.9 million); and (ii) to maintain a minimum amount of Unrestricted Cash (as defined in the Second A&R Agreement) was increased to $15.0 million. The Company: (i) paid the previously deferred additional interest of $0.5 million; (ii) made the Initial Equity Proceeds Prepayment of $10.0 million and paid in-kind a $3.3 million fee in connection with the modification and capitalized it to principal on March 16, 2022; and (iii) made the Subsequent Equity Proceeds Prepayment of $13.9 million on March 30, 2022. The Company accounted for the Second A&R Agreement as a debt modification as the Second A&R Agreement did not result in debt that was substantially different.
Amendment to the 10% Senior Secured Notes and Note Exchange Agreement
On March 14, 2022, the Company entered into an amendment to the 10% Senior Secured Notes and Note Exchange Agreement (the “Note Amendment”), with: (i) certain direct and indirect subsidiaries of the Company as Guarantors; (ii) holders of the 10% Senior Secured Notes (the “Subordinated Notes”), including certain funds affiliated with, or managed by, Mudrick Capital Management, L.P, Whitebox Advisors, LLC, Highbridge Capital Management, LLC, and Aristeia Capital, LLC (collectively, the “Amending Holders”); and (iii) Wilmington Trust, National Association, in its capacity as collateral agent. The Note Amendment amends the Note Exchange Agreement dated as of January 13, 2020 (the “Note Exchange Agreement”) and the Subordinated Notes issued thereunder in order to extend the maturity date of the Subordinated Notes from December 1, 2025 to December 1, 2027. The Note Amendment also removed the requirements that a holder receive the consent of the Company and the other holders in order to transfer any Subordinated Note. The Amending Holders constituted all of the holders of the Subordinated Notes. The Note Amendment became effective upon the closing of a private placement upon receipt of $55.9 million gross cash proceeds (before deduction of fees and expenses). The Company accounted for the Note Amendment as a debt modification as the Note Amendment did not result in debt that was substantially different. The Company incurred a $1.8 million liability management fee attributable to the completion of the Note Amendment. As the Note Amendment was accounted for as a debt modification, the $1.8 million paid to a third-party was charged to General and administrative. See Note 22 - Commitments and Contingencies for further details.
Debt covenants
The Company’s debt agreements contain representations and warranties, events of default, restrictions and limitations, reporting requirements, and covenants that are customary for agreements of these types.
As of September 30, 2022, the Company was in compliance with all covenants under its debt agreements.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
Debt balances
The following table summarizes the components of Debt, net (dollars in thousands):

	September 30, 2022	December 31, 2021
Debt, net, current:
Sprott Credit Agreement	$2,200	$17,223
Note payable	127	115
Less, debt issuance costs	—	(672)
Total	$2,327	$16,666

Debt, net, non-current:
Sprott Credit Agreement, net of original issue discount ($11.6 million, net)	$43,606	$51,809
Subordinated Notes	100,879	93,599
Note payable	237	345
Less, debt issuance costs	(2,215)	(2,115)
Total	$142,507	$143,638
The following table summarizes the Company’s contractual payments of Debt, net, including current maturities, for the five years subsequent to September 30, 2022 (dollars in thousands):

October 1, 2022 through December 31, 2022	$581
2023	1,777
2024	2,879
2025	1,154
2026	22
2027	151,683
Total	158,096
Less, original issue discount, net of accumulated amortization ($9.3 million)	(11,047)
Less, debt issuance costs, net of accumulated amortization ($2.7 million)	(2,215)
Total debt, net	$144,834

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
Interest expense, net of capitalized interest
The following table summarizes the components of recorded Interest expense, net of capitalized interest (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Sprott Credit Agreement	$1,261	$2,820	$3,848	$8,227
Subordinated Notes	2,514	2,227	7,279	6,520
Amortization of original issue discount	561	358	2,279	1,043
Amortization of debt issuance costs	117	—	571	—
Other interest expense	6	56	26	40
Capitalized interest	—	—	—	(654)
Total	$4,459	$5,461	$14,003	$15,176
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
11. Deferred Gain on Sale of Royalty
As of September 30, 2022, the Company classified the entire deferred gain from the sale of its royalty as a non-current liability as a result of the cessation of mining operations in November 2021.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
12. Warrant Liabilities
The following table summarizes the Company’s outstanding warrants (dollars in thousands):

	Balance at		Fair Value		Transfers to an		Balance at
	December 31, 2021		Adjustments(1)		Unrelated Third Party		September 30, 2022
	Warrants	Amount	Warrants	Amount	Warrants	Amount	Warrants	Amount
Warrant liabilities
5-Year Private Warrants	9,478,830	$664	—	$482	(75,201)	$(18)	9,403,629	$1,128
Seller Warrants	12,721,901	5	—	—	—	—	12,721,901	5
Total	22,200,731	$669	—	$482	(75,201)	$(18)	22,125,530	$1,133

	Balance at		Fair Value		Transfers to an		Balance at
	December 31, 2020		Adjustments(1)		Unrelated Third Party		September 30, 2021
	Warrants	Amount	Warrants	Amount	Warrants	Amount	Warrants	Amount
Warrant liabilities
5-Year Private Warrants	9,888,415	$15,326	—	$(10,917)	(394,863)	$(284)	9,493,552	$4,125
Seller Warrants	12,721,901	63	—	(38)	—	—	12,721,901	25
Total	22,610,316	$15,389	—	$(10,956)	(394,863)	$(284)	22,215,453	$4,150
(1)Liability classified warrants are subject to fair value remeasurement at each balance sheet date in accordance with ASC 814-40, Contracts on Entity’s Own Equity. As a result, fair value adjustments related exclusively to the Company’s liability classified warrants. Refer to Note 20 - Fair Value Measurements for further detail on the fair value of the Company’s liability classified warrants.
The following table summarizes additional information on the Company’s outstanding warrants as of September 30, 2022:

	Exercise Price	Exercise Period	Expiration Date	Warrants Outstanding
Warrant liabilities
5-Year Private Warrants	$11.50	5 years	May 29, 2025	9,403,629
Seller Warrants(1)	$39.90	7 years	October 22, 2022	12,721,901
(1)On October 22, 2022, the Seller Warrants expired pursuant to their terms and as of such time were no longer exercisable or outstanding. The remaining warrants outstanding totaled 9,403,629.
Warrant Liabilities
5-Year Private Warrants
The 5-Year Private Warrants cannot be redeemed and can be exercised on a cashless basis if the 5-Year Private Warrants are held by the initial purchasers or their permitted transferees. If the 5-Year Private Warrants are transferred to someone other than the initial purchasers or their permitted transferees (an "Unrelated Third Party"), such warrants become redeemable by the Company under substantially the same terms as the 5-Year Public Warrants. Since the original issue of private warrants, transfers to an Unrelated Third Party totaled 836,371, including 75,201 and 394,863 during the nine months ended September 30, 2022 and 2021, respectively, and therefore became classified as 5-Year Public Warrants.
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

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
to participants who may be deemed to be Restricted Persons. These shares of common stock were not prospectively adjusted for previously under the Seller Warrant provisions.
In accordance with the adjustment provisions of the Seller Warrant Agreement: (1) the exercise price of each Seller Warrant was decreased from $40.31 per share of common stock to $39.90 per share of common stock; (2) the number of shares of common stock issuable upon exercise of each Seller Warrant was increased from 0.28055 to 0.28347; and (3) as adjusted, the aggregate number of shares of common stock issuable upon full exercise of the 12,721,901 outstanding Seller Warrants was increased from 3,569,051 to 3,606,256 shares of common stock.
Pursuant to the terms of the Seller Warrant Agreement, the Seller Warrants expired on October 22, 2022, seven years following the original issuance date. As of their expiration, the Seller Warrants were no longer exercisable or outstanding.
13. Asset Retirement Obligation (“ARO”)
The following table summarizes changes in the Company’s ARO (dollars in thousands):

	September 30, 2022	December 31, 2021
Balance, beginning of period	$5,193	$4,785
Accretion	306	408
Balance, end of period	$5,499	$5,193
During the three and nine months ended September 30, 2022, the Company did not incur any additional reclamation obligations associated with additional disturbances, or other regulatory requirements. The Company estimates that no significant reclamation expenditures associated with the ARO will be made until 2047 and that reclamation work will be completed by the end of 2065. During the three and nine months ended September 30, 2022, there were no events or changes to the Company’s regulatory environment or new or additional disturbances that would require a change to the Company’s ARO due to changes in estimates. As a result, the Company did not record any adjustments to the ARO.
14. Stockholders’ Equity
Amendment to the Company’s Second Amended and Restated Certificate of Incorporation
On March 11, 2022, the Board approved an amendment to the Company’s Second Amended and Restated Certificate of Incorporation increasing the number of authorized shares of the Company’s common stock by 1,000,000,000 to a total of 1,400,000,000 (the “Certificate of Incorporation Amendment”) and directed that the Certificate of Incorporation Amendment be submitted for consideration by the stockholders of the Corporation. On March 15, 2022, AMC, 2176423 Ontario Limited, and entities affiliated with Mudrick Capital Management LP, who together constituted the holders of a majority of the issued and outstanding common stock, approved the Certificate of Incorporation Amendment by written consent. The Certificate of Incorporation Amendment became effective upon filing of the Certificate of Incorporation Amendment with the Delaware Secretary of State on April 22, 2022, 20 days after the Company commenced distribution of an Information Statement on Schedule 14C to the stockholders of the Company.
Common Stock
Private placement offering
On March 14, 2022, the Company entered into subscription agreements with AMC and 2176423 Ontario Limited pursuant to which the Company agreed to sell the entities an aggregate of 46,816,480 units at a purchase price per unit of $1.193 with each unit consisting of one share of the Company’s common stock and one warrant to purchase a share of Common Stock (“Warrants”) and the shares issuable upon exercise of the Warrants (the “Warrant Shares”), providing for a total purchase price of approximately $55.9 million (the “Private Placement Offering”). The Warrants have an exercise price of $1.068 per Warrant Share and will expire five years after issuance. On March 15, 2022, the Private Placement Offering closed and the Company received gross proceeds of $55.9 million before deducting expenses incurred in connection with therewith. Net proceeds were $53.6 million, after deducting legal and other fees of $2.3 million (including a non-cash $1.8 million financial advisor fee related to the Private Placement Offering discussed under Settlement fee below).

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
At-the-market offering
On March 15, 2022, the Company implemented an “at-the-market” offering (“ATM Program”) by entering into an At Market Issuance Sales Agreement with B. Riley Securities, Inc. (“Sales Agreement”). Under the terms of the Sales Agreement, the Company may from time to time to or through the Agent, acting as sales agent or principal, offer and sell shares of its Class A common stock, par value $0.0001 per share, having a gross sales price of up to $500.0 million. Shares of common stock sold under the Sales Agreement were issued pursuant to the Company’s shelf registration statement on Form S-3 (No. 333-257567) that the SEC declared effective on July 13, 2021, including the prospectus, dated July 13, 2021, and the prospectus supplement, dated March 15, 2022. The Company terminated the ATM Program on March 25, 2022, and received total gross proceeds, before deducting fees and expenses of the ATM Program, of $138.6 million from the sale of 89,553,584 shares of the Company’s common stock. Net proceeds, after deducting commissions and fees of $5.0 million were $133.5 million.
Stock issuance - other
Settlement fee
In February 2022, the Company engaged the financial advisor to assist with its financing efforts. During March 2022, the Company completed the Private Placement Offering, the ATM Program and entered into the Second A&R Agreement and Note Amendment without assistance from the financial advisor. As the Company completed the aforementioned equity and debt transactions during the engagement period, the Company and the financial advisor agreed to a fee of $3.5 million of which 50% is related to liability management for the Note Amendment and 50% is attributable to the Private Placement Offering. On July 26, 2022, the Company executed this settlement agreement and the engagement was terminated with no future obligations. The Company agreed to pay $1.75 million in cash and issue shares of common stock under a private placement for the remaining $1.75 million. The Company issued 1,714,678 shares of common stock on July 28, 2022 and remitted the cash payment on August 1, 2022. The number of shares of common stock issued was determined using the volume weighted average price on the Nasdaq Capital Market for the ten trading days preceding the effective date of the settlement agreement.
Salary continuation payments
The Company entered into separation agreements with former executives that provide for, among other things, continuation of such former executives’ salaries and certain benefits for periods of 12-24 months from the date of separation.
On October 6, 2021, the Company entered in a Waiver and Amendment to the Transition and Succession Agreement and Consulting Agreement with a former employee. The Waiver and Amendment amends the Transition and Succession Agreement and the Consulting Agreement between the Company and the employee, dated July 1, 2020. The Waiver and Amendment terminated the remaining unpaid cash payments to the employee pursuant to the Transition and Succession Agreement and Consulting Agreement in the aggregate amount of $0.7 million, in exchange for the issuance of an aggregate of up to 275,000 shares of the Company's common stock, of which 137,500 was issued on October 8, 2021 and 137,500 shares issued on June 30, 2022.
Equity Classified Warrants
The following table summarizes the Company’s outstanding equity classified warrants included in Additional paid-in capital on the Condensed Consolidated Balance Sheets (dollars in thousands):

	Balance at		Warrant Issuances		Transfers to an Unrelated Third Party		Balance at
	December 31, 2021						September 30, 2022
	Warrants	Amount	Warrants	Amount	Warrants	Amount	Warrants	Amount
Equity classified warrants
5-Year Public Warrants	24,811,068	$28,912	—	$—	75,201	$18	24,886,269	$28,930
Public Offering Warrants	9,583,334	12,938	—	—	—	—	9,583,334	12,938
Private Placement Offering Warrants	—	—	46,816,480	25,604	—	—	46,816,480	25,604
Total	34,394,402	$41,850	46,816,480	$25,604	75,201	$18	81,286,083	$67,472

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

	Balance at December 31, 2020		Transfers to an Unrelated Third Party		Balance at September 30, 2021
	Warrants	Amount	Warrants	Amount	Warrants	Amount
Equity classified warrants
5-Year Public Warrants	24,401,483	$28,619	394,863	$284	24,796,346	$28,903
Public Offering Warrants	9,583,334	12,938	—	—	9,583,334	12,938
Total	33,984,817	$41,557	394,863	$284	34,379,680	$41,841
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

As of March 15, 2022
Expected term (years)	5
Risk-free interest rate	2.1%
Expected volatility	118.4%
Expected dividend yield	—
The following table summarizes additional information on the Company’s outstanding warrants as of September 30, 2022:

	Exercise price	Exercise period	Expiration date	Warrants outstanding
Equity classified warrants
5-Year Public Warrants	$11.50	5 years	May 29, 2025	24,886,269
Public Offering Warrants	$10.50	5 years	October 6, 2025	9,583,334
Private Placement Offering Warrants	$1.068	5 years	March 15, 2027	46,816,480
15. Revenues
The table below is a summary of the Company’s gold and silver sales (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Amount	Ounces Sold	Amount	Ounces Sold	Amount	Ounces Sold	Amount	Ounces Sold
Gold sales	$8,456	4,817	$29,129	16,354	$21,057	11,557	$77,570	43,244
Silver sales	302	15,131	2,547	105,478	698	32,010	9,143	352,480
Total	$8,758		$31,676		$21,755		$86,713
The Company’s gold and silver sales during the three and nine months ended September 30, 2022 and 2021 were attributable to the following customers:

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Amount	Percentage	Amount	Percentage	Amount	Percentage	Amount	Percentage
Customer A	$8,665	98.9%	$4,284	13.5%	$11,163	51.3%	$7,945	9.2%
Customer B	93	1.1%	27,392	86.5%	10,592	48.7%	78,337	90.3%
Customer C	—	—%	—	—%	—	—%	431	0.5%
Total	$8,758	100.0%	$31,676	100.0%	$21,755	100.0%	$86,713	100.0%
During the third quarter of 2021, the Company received $1.6 million in sales consideration for which the Company had not satisfied its performance obligation under its contract with the customer as of September 30, 2021. Such consideration received is included in Contract liabilities.
16. Stock-Based Compensation
Performance and Incentive Pay Plan (“PIPP”)
On June 2, 2022, the Company’s stockholders approved an amendment to the PIPP which increased the number of authorized shares of common stock available for issuance by 12.0 million shares of common stock. As a result, 14,508,002 shares are authorized for issuance under the PIPP. As of September 30, 2022, all awards granted under the PIPP were in the form of restricted stock units to employees, directors, or consultants of the Company. As of September 30, 2022, there were 9,452,267 shares available for issuance under the PIPP.
For restricted stock units granted prior to August 2020, a price per share was not determined upon the grant date. The number of shares of common stock of the Company to be issued upon vesting was calculated on the vesting date, which was either the second or third anniversary of the date of the grant, or the annual date the compensation committee determined the achievement of the corporate performance targets. Such unvested restricted stock unit awards were included in Other liabilities until each vesting date when the amount was transferred to Additional paid-in capital. As of September 30, 2022, there were no remaining restricted stock unit grants outstanding required to be accounted for as Other liabilities. Prior to each vesting date, the Company estimated the number of shares of common stock to be issued upon vesting using the closing share price of its common stock on the last day of each reporting period as quoted on the Nasdaq Capital Market.
The following table summarizes the Company’s unvested share awards outstanding under the PIPP:

Nine Months Ended September 30, 2022
Unvested at beginning of year(1)	2,210,911
Granted	3,007,069
Impact of fluctuations in share price(2)	(515,198)
Canceled/forfeited	(282,500)
Vested	(1,141,980)
Unvested end of period	3,278,302
(1)Amount includes liability-based awards for which the number of units awarded was not determined until the vesting date. The number of liability-based award units included in this amount are estimated using the market value of the Company’s common shares as of the end of each reporting period.
(2)Amount represents difference between liability-based awards estimated as of the end of the previous reporting period and the number of shares of common stock issued upon vesting.
During the nine months ended September 30, 2022 and 2021, the Company reclassified $0.7 million and $0.8 million from Other liabilities, current to Additional paid-in capital for restricted stock units that vested.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
17. Income Taxes
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
The Company incurred no net income tax expense or benefit for the three and nine months ended September 30, 2022. During the three and nine months ended September 30, 2021, the Company recorded an income tax benefit of $0.1 million for discrete items related estimated tax payments submitted prior to the Recapitalization Transaction. The effective tax rate for the three and nine months ended September 30, 2022 was nil. The effective tax rate for the three and nine months ended September 30, 2021, and 2020, was 0.2% and 0.0%, respectively. The effective tax rate differed from the statutory rate during each period primarily due to changes in the valuation allowance established to offset net deferred tax assets.
18. Loss Per Share
The table below summarizes the Company’s basic and diluted loss per share calculations (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(15,849)	$(23,213)	$(46,891)	$(41,328)

Weighted average shares outstanding
Basic	199,207,092	60,114,358	159,607,217	59,989,457
Diluted	199,207,092	60,114,358	159,607,217	59,989,457

Basic loss per common share	$(0.08)	$(0.39)	$(0.29)	$(0.69)
Diluted loss per common share	$(0.08)	$(0.39)	$(0.29)	$(0.69)
Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period.
Due to the Company’s net loss during the three and nine months ended September 30, 2022 and 2021, respectively, there was no dilutive effect of common stock equivalents because the effects of such would have been anti-dilutive. The following table summarizes the shares excluded from the weighted average number of shares of common stock outstanding, as the impact would be anti-dilutive (in thousands):

	September 30,
	2022	2021
Warrants(1)	94,296	56,595
Restricted stock units	3,278	1,190
Total	97,574	57,785
(1)See Note 12 - Warrant Liabilities for adjustments to the Seller Warrants for common stock issuable upon exercise.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
19. Segment Information
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

	Three Months Ended September 30,			Nine months ended September 30,
	Hycroft Mine	Corporate and Other	Total	Hycroft Mine	Corporate and Other	Total
2022
Revenues - Note 15	$8,758	$—	$8,758	$21,755	$—	$21,755
Cost of sales	11,237	—	11,237	35,026	—	35,026
Other operating costs	7,113	3,032	10,145	8,506	11,352	19,858
Loss from operations	(9,592)	(3,032)	(12,624)	(21,777)	(11,352)	(33,129)
Interest expense, net of capitalized interest - Note 10	(3)	(4,456)	(4,459)	(9)	(13,994)	(14,003)
Interest income	153	673	826	173	673	846
Fair value adjustment to warrants - Notes 12 and 20	—	1,133	1,133	—	(482)	(482)
Commissions expense - Note 7	(936)	—	(936)	(936)	—	(936)
Gain on sale of equipment	211	—	211	813	—	813
Net loss	$(10,167)	$(5,682)	$(15,849)	$(21,736)	$(25,155)	$(46,891)

2021
Revenues - Note 15	$31,676	$—	$31,676	$86,713	$—	$86,713
Cost of sales	43,660	—	43,660	106,563	—	106,563
Other operating costs	3,362	3,313	6,675	5,082	12,271	17,353
Loss from operations	(15,346)	(3,313)	(18,659)	(24,932)	(12,271)	(37,203)
Interest expense, net of capitalized interest - Note 10	—	(5,461)	(5,461)	—	(15,176)	(15,176)
Fair value adjustment to warrants - Notes 12 and 20	—	812	812	—	10,956	10,956
Loss before income taxes	(15,346)	(7,962)	(23,308)	(24,932)	(16,491)	(41,423)
Income tax benefits	—	95	95	—	95	95
Net income (loss)	$(15,346)	$(7,867)	$(23,213)	$(24,932)	$(16,396)	$(41,328)

	September 30, 2022			December 31, 2021
	Hycroft Mine	Corporate and Other	Total	Hycroft Mine	Corporate and Other	Total
Total Assets	$115,936	$156,512	$272,448	$138,971	$3,353	$142,324

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
20. Fair Value Measurements
Recurring fair value measurements
The following table sets forth by level within the fair value hierarchy, the Company’s liabilities measured at fair value on a recurring basis (dollars in thousands).

	Hierarchy Level	September 30, 2022	December 31, 2021
Warrant liabilities
5-Year Private Warrants	2	1,128	664
Seller Warrants	2	5	5
Total		$1,133	$669
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
Seller Warrants
The Seller Warrant Agreement contains certain terms and features to reduce the exercise price and increase the number of shares of common stock each warrant is exercisable into. As a result, Seller Warrants were considered derivative financial instruments and carried at fair value. The fair value of Seller Warrants was computed by an independent third-party consultant (and validated by the Company) using a Monte Carlo simulation-based model that requires a variety of inputs, including contractual terms, market prices, exercise prices, equity volatility and discount rates. The Company updated the fair value calculation on at least an annual basis, or more frequently if changes in circumstances and assumptions indicate a change from the existing carrying value. As of October 22, 2022 the Seller Warrants expired pursuant to their terms and are no longer exercisable or outstanding.
Items disclosed at fair value
Debt, net
The Sprott Credit Agreement and the Subordinated Notes are privately held and, as such, there is no public market or trading information available for such debt instruments. As of September 30, 2022 and December 31, 2021, the fair value of the Company’s debt instruments was $126.4 million and $162.8 million, compared to the carrying value of $144.8 million and $160.3 million as of September 30, 2021 and December 31, 2020, respectively. The fair value of the principal of the Company’s debt instruments, including capitalized interest, was estimated using a market approach in which pricing information for publicly traded, non-convertible debt instruments with speculative ratings were analyzed to derive a mean trading multiple to apply to the September 30, 2022 balances.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
21. Supplemental Cash Flow Information
The following table provides supplemental cash flow information (dollars in thousands):

	Nine Months Ended September 30,
	2022	2021
Cash interest paid	$3,858	$2,153

Significant non-cash financing and investing activities:
Increase in debt from in-kind interest	7,279	13,696
Debt issuance costs paid in-kind	3,300	—
Liability based restricted stock units transferred to equity - Note 16	727	754
Stock issuance - other - Note 14	1,908	—
Mobile equipment acquired by note payable	—	538
Plant, equipment, and mine development additions included in accounts payable	—	424
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
Financial commitments and contingencies not recorded in the financial statements
As of September 30, 2022 and December 31, 2021, the Company’s off-balance sheet arrangements consisted of a net smelter royalty arrangement and a net profit royalty arrangement.
Crofoot Royalty
A portion of the Hycroft Mine is subject to a mining lease that requires a 4% net profit royalty be paid to the owner of certain patented and unpatented mining claims (“Crofoot Royalty”). The mining lease also requires an annual advance payment of $120,000 every year mining occurs on the leased claims. All advance annual payments are credited against the future payments due under the 4% net profit royalty. An additional payment of $120,000 is required for each year total tons mined on the leased claims exceeds 5.0 million tons. As the Company ceased mining operations in November 2021, the Company was not required to pay the annual advance payment of $120,000 in 2022. The total payments due under the mining lease are capped at $7.6 million, of which the Company has paid or accrued $3.0 million and included $0.6 million in Other assets in the Condensed Consolidated Balance Sheets as of September 30, 2022.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
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
At both September 30, 2022 and December 31, 2021, the estimated net present value of the Company’s net smelter royalty was $146.7 million. The net present value of the Company’s net smelter royalty was modeled using the following level 3 inputs: (i) market consensus inputs for future gold and silver prices; (ii) a precious metals industry consensus discount rate of 5.0%; and (iii) estimates of the Hycroft Mine’s life-of-mine gold and silver production volumes and timing.
23. Related Party Transaction
Certain amounts of the Company’s indebtedness have historically, and with regard to the $80.0 million of Subordinated Notes, were held by five financial institutions. As of September 30, 2022, one of the financial institutions, Mudrick Capital Management, L.P (“Mudrick”), held more than 10% of the common stock of the Company and, as a result, was considered a related party (a “Related Party” or the “Related Parties”) in accordance with ASC 850, Related Party Disclosures. For the three and nine months ended September 30, 2022, Interest expense, net of capitalized interest included $1.0 million and $3.0 million, respectively, for the debt held by the Related Party.
As of September 30, 2021, three of the financial institutions, Mudrick, Highbridge Capital Management, LLC (“Highbridge”), and Whitebox Advisors, LLC (“Whitebox”), held more than 10% of the common stock of the Company and, as a result, each was considered to be a Related Party. For the three and nine months ended September 30, 2021, Interest expense, net of capitalized interest included $1.9 million and $5.5 million, respectively, for the debt held by Related Parties.
As of September 30, 2022 and December 31, 2021, the Related Parties held a total $41.8 million and $63.8 million, respectively, of debt.
Additionally, during the three and nine months ended September 30, 2022, the Company paid $0.1 million and $1.2 million to Ausenco Engineering USA South (“Ausenco”) for work performed on preparing an Acid POX milling technical study and other engineering services. The Company’s President and Chief Executive Officer is currently a non-executive director Ausenco’s parent company board of directors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion, which has been prepared based on information available to us as of October 31, 2022, provides information that we believe is relevant to an assessment and understanding of our consolidated operating results and financial condition. The following discussion should be read in conjunction with our other reports filed with the U.S. Securities and Exchange Commission (the “SEC”) as well as our Unaudited Condensed Consolidated Financial Statements (the “Financial Statements”) and the notes thereto (the “Notes”) included in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2022. Terms not defined herein have the same meaning defined in the Financial Statements and the Notes.
Introduction to the Company
We are a U.S.-based gold and silver exploration and development company that is focused on exploring the Hycroft Mine’s claims comprising approximately 71,000 acres and developing our wholly owned Hycroft Mine in a safe, environmentally responsible, and cost-effective manner. Gold and silver sales represent 100% of our revenues and the market prices of gold and silver significantly impact our financial position, operating results, and cash flows. The Hycroft Mine is located in the State of Nevada and the corporate office is located in Winnemucca, Nevada. In February 2022, we filed the Technical Report Summary of Initial Assessment on the Hycroft Mine (“2022 Hycroft TRS”) which contemplates processing gold and silver ore using milling and pressure oxidation to process sulfide and transitional ore along with heap leaching to process oxide ore.
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
During the first nine months of 2022, we reported no lost time accidents. The Hycroft Mine’s total recordable injury frequency rate (“TRIFR”) for the trailing twelve months, which includes other reportable incidents, is one of the metrics we use to assess safety performance, and it is well below industry averages and significantly below historical levels experienced at the Hycroft Mine. During the first nine months of 2022, we continued our critical focus on safety, including allocating additional personnel, resources, workforce time, and communications to mine safety. These actions contributed to a reduction in our TRIFR to approximately 0.26 at September 30, 2022, compared with approximately 0.64 at December 31, 2021, an approximate 59% reduction. We will continue our safety efforts to reach the level of safety we expect and need to keep our workforce, contractors, and visitors safe.
For health and safety actions specific to COVID-19, refer to the Recent Developments section below.
Executive Summary
During the nine months ended September 30, 2022, we continued recovering gold and silver from ore previously placed on the leach pads and, in August 2022, determined that it was no longer economic to continue to apply cyanide solution to the leach pads. As a result, we expect to continue recovering gold and silver ounces from the drain down solutions through the end of 2022 with immaterial residual recovery of ounces through the first quarter of 2023. When the operation was re-started in 2019, mining oxide and transition ore allowed the Company to pre-strip overburden with some revenue offset to gain access to commercial scale sulfide mineralization. With the change to a milling operation, there is ample time to align the remaining pre-stripping with the start-up of commercial scale sulfide operations. We believe that this action will conserve cash and focus the Company’s time and resources on additional exploration programs and technical studies for processing the Company’s sulfide ore. The 2021 drill program concluded in the first quarter of 2022, and metallurgical analysis and variability test work is expected to continue through the first quarter of 2023. The 2022-2023 exploration program involving reverse circulation (“RC”) and core drilling began in the third quarter of 2022.
Following a review of past and recent test work and based on the currently contemplated designs and operating parameters of the alternative sulfide processing methods being studied, including the Novel Process, and milling with atmospheric alkaline oxidation or alkaline pressure oxidation (“POX”), the Company, working closely with its industry leading technical consultants, completed pit optimization runs and trade-off analyses comparing the alternative processes which reflected that an Acid POX process has significantly better economics than other processes studied. Therefore, the Company focused its study efforts and resources solely on the Acid POX Initial Assessment which was prepared by Ausenco, with an effective date of February 18,

2022. The Acid POX process included in the 2022 Hycroft TRS is a conventional crushing, grinding, and flotation circuit that generates a concentrate to be fed to an autoclave facility commonly used for refractory gold ores in this region.
Recent Developments
Project Update
2022-2023 Exploration Program
In July 2022, the Company initiated the 2022 -2023 exploration program which is the largest exploration program at the Hycroft Mine in nearly a decade. The Company’s focus during the three months ended September 30, 2022 was to follow up on higher-grade opportunities identified during the 2021 drill program to help the Company better understand the controls to mineralization. Since initiation, and through September 30, 2022, the Company has completed approximately 41,000 feet of reverse circulation RC drilling and approximately 2,300 feet of core drilling. The Company’s observations as well as the assay results received to-date have helped establish continuity in the higher-grade zones within the Vortex and Brimstone areas. These results will be used to further identify targets in upcoming drilling.

Additionally, the Company initiated targeted infill drilling within the existing deposits where there is limited drilling. Based on the geology and surrounding drill results, the Company is optimistic that the additional limited drilling could convert material currently modeled as waste to an ore classification in the resource model. This would reduce the strip ratio, haulage costs, and equipment costs, and increase revenue in the ongoing engineering and design work. Furthermore, based upon the results of the additional infill drilling, inferred mineral resources could be upgraded to higher resources classifications inside and adjacent to the current pit limits.
Finalized Initial Assessment Technical Report
The Company, along with its third-party consultants, completed and filed the 2022 Hycroft TRS with an effective date of February 18, 2022. The 2022 Hycroft TRS included an updated mineral resource estimate for the Hycroft Mine. The 2022 Hycroft TRS included measured and indicated mineral resources of 9.6 million ounces of gold and 446.0 million ounces of silver (15.5 million gold equivalent ounces) and inferred mineral resources of 5.0 million ounces of gold and 150.4 million ounces of silver (6.9 million gold equivalent ounces), which are contained in oxide, transitional, and sulfide ores.
For this study, Independent Mining Consultants, Inc. (“IMC”) developed the Hycroft Mine resource block model which includes 1981 to 2018 data from generated from 5,501 holes, representing 2,482,722 feet of drilling. The current inflationary environment and change in processing technique has resulted in increased cost assumptions and an associated higher cut-off grade partially mitigated by higher recoveries leading to a change in the mineral resource estimate, when compared with the prior model.
The mineral resources were estimated based upon results of the 2022 Hycroft TRS, as determined in accordance with the requirements of the Modernization Rules.
Update of silver assay data in the resource model
After completing the 2022 Hycroft TRS, the Company announced that a significant portion of historical drilling in the database does not include assay information for silver. With silver currently estimated to contribute 40-50% of the potential value at the Hycroft Mine under the milling process, this information is a key factor in the overall understanding of the mineral resource. The Company’s efforts are ongoing, and to date, the Company has reduced the number of samples missing silver fire assay data to approximately 28% after locating historical assay data not previously included in the block model. The remaining missing samples are scattered throughout the overall ore body. The Company also located a small portion of the pulps from historical drilling which were sent to an independent lab to re-analyze the missing silver fire assay values. These pulps relate to one hole and portions of nine other holes. The results from these pulps have been returned and are undergoing evaluation. The pulps represent a small portion of the outstanding missing silver information. As a result, the Company plans to complete targeted infill drilling during the 2022 - 2023 drill program allowing the Company to fill in the missing silver information as the Company does not expect to locate additional historical data to inform the block model. As the Company completes the planned infill drilling and updates the block model, more drilling may be required. As a result, the Company cannot determine the impact of the missing silver assay data on the block model until further information from the infill drilling is received.

2021 Drill Program and Variability Test Work
During the nine months ended September 30, 2022, the Company received the remaining results from samples previously submitted for the variability test program. These results finalized the grinding characteristics of the various ore types at the Hycroft Mine which are consistent with the processing assumptions used in the 2022 Hycroft TRS. The Company continues to provide additional flotation samples for the remaining variability test work that is designed to determine key process characteristics including flotation and POX reagent consumption, mass pull, and sulfide sulfur levels. This test work is expected to be completed in the first quarter of 2023, and the results will be incorporated into the overall design of the milling process flow sheet.
Strengthened balance sheet
During the nine months ended September 30, 2022, the Company completed the following debt and equity activities (discussed in further detail below) that strengthened the Company’s balance sheet:
•Raised gross cash proceeds of $194.4 million through a $55.9 million private placement offering and $138.6 million in an at-the-market equity offering program, before deductions of commissions, fees, and expenses.
•Amended and restated the Sprott Credit Agreement and made a prepayment of $23.9 million as required under the amended agreement.
•Amended the Subordinated Notes to extend the debt maturity by two years to December 1, 2027 with continuing 10% interest payable in-kind.
Private Placement
On March 14, 2022, the Company entered into subscription agreements (the “Subscription Agreements” and each a “Subscription Agreement”) with each of American Multi-Cinema, Inc. (“AMC”) and 2176423 Ontario Limited, an entity affiliated with Eric Sprott, (together with AMC, the “Purchasers”), pursuant to which the Company agreed to sell to the Purchasers, in a private placement, an aggregate of 46,816,480 units (“Units”) at a purchase price per Unit of $1.193, with each Unit consisting of one share of common stock, and one warrant to purchase a share of common stock and the shares issuable upon exercise of the warrants (the “Warrant Shares”), providing for a total purchase price of approximately $55.9 million (the “Private Placement”). The Warrants issued in the Private Placement have an exercise price of $1.068 per Warrant Share and will expire five years after issuance.
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
Second Amendment and Restatement of the Sprott Credit Agreement
On March 14, 2022, the Company reached an agreement in principle with the Lender to modify the terms of the Sprott Credit Agreement and other applicable loan documents. On March 30, 2022, the Company and Lender under the Sprott Credit Agreement entered into the Second Amended and Restated Credit Agreement dated March 30, 2022 (“Second A&R Agreement”), which: (i) extended the maturity date for all of the loans and other principal obligations under the Sprott Credit Facility (as such term is defined in the Second A&R Agreement) by two years, to May 31, 2027; (ii) provided for the Company to prepay principal under the Sprott Credit Facility in the amount of $10.0 million promptly upon the Company’s receipt of cash proceeds from the Private Placement offering (the “Initial Equity Proceeds Prepayment”); (iii) provided for the Company to prepay principal under the Second A&R Agreement in the amount of $13.9 million (representing 10% of the subsequent issuance of its equity interests consummated on or prior to March 31, 2022) (the “Subsequent Equity Proceeds Prepayments”); and (iv) eliminated the prepayment premiums otherwise payable with respect to the Initial Equity Proceeds Prepayment, the Subsequent Equity Proceeds Prepayments and all future prepayments of principal under the Sprott Credit Facility. In addition, the Company’s obligations: (i) to prepay principal with proceeds of asset sales were credited/offset by the $23.9 million aggregate amount of Initial Equity Proceeds Prepayment and the Subsequent Equity Proceeds Prepayments; and (ii) to maintain a minimum amount of Unrestricted Cash (as defined in the Second A&R Agreement) was increased to $15.0 million. Pursuant to the agreement in principle, the Company made the Initial Equity Proceeds Prepayment of $10.0 million and paid in-kind a $3.3 million fee in connection with the modification and capitalized it to principal on March 16, 2022; and following the execution of the Second A&R Agreement on March 30, 2022, the Company (i) paid the previously deferred additional interest payment of $0.5 million, and (ii) made the Subsequent Equity Proceeds Prepayment of $13.9 million. After giving effect to such prepayments the outstanding principal balance under the Second A&R Agreement was $57.9 million as of March 31, 2022 (before issuance discounts) including unpaid additional interest of approximately $7.1 million.
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
Amendment to the 10% Senior Secured Notes and Note Exchange Agreement
On March 14, 2022, the Company entered into an amendment to the 10% Senior Secured Notes and Note Exchange Agreement (the “Note Amendment”), with (i) certain direct and indirect subsidiaries of the Company as Guarantors; (ii) holders of the 10% Senior Secured Notes (the “Subordinated Notes”), including certain funds affiliated with, or managed by, Mudrick Capital Management, L.P, Whitebox Advisors, LLC, Highbridge Capital Management, LLC, and Aristeia Capital, LLC (collectively, the “Amending Holders”), and (iii) Wilmington Trust, National Association, in its capacity as collateral agent. The Note Amendment amends the Note Exchange Agreement dated as of January 13, 2020 (the “Note Exchange Agreement”) and the Subordinated Notes issued thereunder in order to extend the maturity date of the Subordinated Notes from December 1, 2025 to December 1, 2027. The Note Amendment also removed the requirements that a holder receive the consent of the Company and the other holders in order to transfer any Subordinated Note. The Amending Holders constituted all of the holders of the Subordinated Notes. The Note Amendment became effective upon the closing of the Private Placement Offering upon receipt of $55.9 million gross cash proceeds (before deduction of fees and expenses).
Amendment to the Company’s Second Amended and Restated Certificate of Incorporation
On March 11, 2022, the Board approved an amendment to the Company’s Second Amended and Restated Certificate of Incorporation increasing the number of authorized shares of the Company’s common stock by 1,000,000,000 to a total of 1,400,000,000 (the “Certificate of Incorporation Amendment”) and directed that the Certificate of Incorporation Amendment be submitted for consideration by the stockholders of the Corporation. On March 15, 2022, AMC, 2176423 Ontario Limited, and entities affiliated with Mudrick Capital Management LP, who together constituted the holders of a majority of the issued and outstanding common stock, approved the Certificate of Incorporation Amendment by written consent. The Certificate of Incorporation Amendment became effective upon filing of the Certificate of Incorporation Amendment with the Delaware Secretary of State on April 22, 2022, 20 days after the Company commenced distribution of an Information Statement on Schedule 14C to the stockholders of the Company.
COVID-19
The Company has implemented health and safety policies for employees, contractors, and visitors that follow the guidelines published by the Centers for Disease Control (“CDC”) and the Mine Safety and Health Administration (“MSHA”). During the nine months ended September 30, 2022, the Company’s operations faced certain limitations due to COVID-19, however the impact, while negative, did not materially or adversely impact the Company’s operations.
2022 Outlook
The Company’s current operating plan is to: (i) operate safely as the Company undertakes its 2022-2023 exploration program and continues to process the drain down solutions; (ii) advance completion of the metallurgical test work associated with the 2021 drill program and variability test work program; (iii) conduct exploration activities and targeted exploration drilling as outlined in our 2022-2023 exploration program, (iv) evaluate results from the Company’s recently initiated 2022-2023 exploration program; and (v) advance the Acid POX process development for gold and silver extraction from sulfide ores. The Company now expects to substantially complete recovery of gold and silver from the heap leach pads by the end of 2022. The Company may recover immaterial amounts of gold and silver during the first quarter of 2023.

Hycroft Mine
Operations
The following table provides a summary of operating results for the Hycroft Mine:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2022	2021	2022	2021

Ounces recovered - gold	(oz)	3,480	14,831	14,404	45,532
Ounces recovered - silver	(oz)	3,743	91,437	34,258	320,812

Ounces sold - gold	(oz)	4,817	16,354	11,557	43,244
Ounces sold - silver	(oz)	15,131	105,478	32,010	352,480

Average realized sales price - gold	($/oz)	$1,756	$1,781	$1,822	$1,794
Average realized sales price - silver	($/oz)	$19.96	$24.15	$21.82	$25.94
As shown above, ounces recovered and ounces sold decreased during the three and nine months ended September 30, 2022, compared with the same period of the prior year. These decreases reflect the Company’s decision to cease mining operations in November 2021. The Company expects to continue to recover gold and silver from the drain down solutions until such time that it is no longer economic, which is expected to be the end of 2022.
Results of Operations
Revenues
Gold revenue
The table below summarizes gold sales, ounces sold and average realized prices for the following periods (dollars in thousands, except per ounce amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Gold revenue	$8,456	$29,129	$21,057	$77,570
Gold ounces sold	4,817	16,354	11,557	43,244
Average realized price (per ounce)	$1,756	$1,781	$1,822	$1,794
During the three and nine months ended September 30, 2022, gold revenue was $8.5 million and $21.1 million, respectively, compared to $29.1 million and $77.6 million, respectively, for the comparable periods of 2021. The significant decrease in revenue during the 2022 period was attributable to the cessation of mining operations in November 2021. As a result, significantly less ore was under leach during the 2022 period as compared to the prior period of 2021.
Silver revenue
The table below summarizes silver sales, ounces sold and average realized prices for the following periods (dollars in thousands, except per ounce amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Silver revenue	$302	$2,547	$698	$9,143
Silver ounces sold	15,131	105,478	32,010	352,480
Average realized price (per ounce)	$19.96	$24.15	$21.82	$25.94

During the three and nine months ended September 30, 2022, silver revenue was $0.3 million and $0.7 million, respectively, compared to $2.5 million and $9.1 million, respectively, for the comparable period of 2021. Similar to gold revenue, the decrease in silver revenue during the first nine months of 2022 was attributable to the cessation of mining activities in November 2021.
Total cost of sales
Total cost of sales consists of Production costs, Depreciation and amortization, and Mine site period costs. The table below summarizes total cost of sales for the following periods (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Production costs	$8,803	$30,616	$22,020	$77,927
Depreciation and amortization	1,025	1,577	2,577	4,191
Mine site period costs	1,409	11,467	10,429	24,445
Total cost of sales	$11,237	$43,660	$35,026	$106,563
Production costs
For the three and nine months ended September 30, 2022, the Company recognized $8.8 million and $22.0 million, respectively, in Production costs, or $1,827 and $1,905, respectively, per ounce of gold sold, compared to $30.6 million and $77.9 million, respectively, or $1,872 and $1,802, per ounce of gold, sold during the same period of 2021. The decrease in total Production costs was primarily due to a respective decrease in gold ounces sold of 11,537 and 31,687 ounces sold.
Depreciation and amortization
Depreciation and amortization was $1.0 million and $2.6 million, respectively, or $213 and $223, respectively, per ounce of gold sold for the three and nine months ended September 30, 2022, compared to $1.6 million and $4.2 million, or $96 and $97, per ounce of gold sold, during the same periods of 2021. The increase in total depreciation and amortization costs per ounce of gold sold was largely due to a decrease of 11,537 and 31,687, respectively, of gold ounces sold during the three and nine months ended September 30, 2022 compared to the same periods of 2021.
Mine site period costs
During the three and nine months ended September 30, 2022, inclusive of depreciation and amortization, the Company recorded $1.4 million and $10.4 million, respectively, of Cost of sales for costs that were in excess of the net realizable value per ounce of gold inventories, compared to $11.5 million and $24.4 million, respectively, during the same periods of 2021. Such period costs were generally the result of costs related to activities at the Hycroft Mine that do not qualify for capitalization to production-related inventories or adjustments to production inventories that were the result of recurring or significant downtime or delays, unusually high levels of repairs, inefficient operations, overuse of processing reagents, inefficient cost-volume structures, or other unusual costs and activities, and cannot be recorded to production-related inventories based on the threshold established by the calculation of the estimated net realizable value per ounce of gold.

General and administrative
General and administrative totaled $3.0 million and $11.4 million, respectively, during the three and nine months ended September 30, 2022 compared to $3.3 million and $12.3 million, respectively, during the same period of 2021.
The decrease of $0.3 million during the three months ended September 30, 2022 was primarily due to decreases in salary and compensation costs of $0.2 million due to reduced headcount as a result of the cessation of mining operations in November 2021, legal fees and insurance related costs of $0.1 million and other costs of $0.1 million. These decreases were offset by an increase in consulting fees of $0.1 million.
The decrease of $0.9 million during the nine months ended September 30, 2022 was primarily due to decreases in salary and compensation costs of $1.7 million, insurance related fees of $0.6 million, and legal fees of $0.3 million. These decreases were partially offset by an increases in consulting fees of $1.6 million and professional dues and recruiting expenses of $0.1 million.
Projects, exploration, and development
During the three and nine months ended September 30, 2022, Projects, exploration, and development costs totaled $7.0 million and $8.2 million, respectively, compared to $2.3 million and $3.9 million, respectively, for the same period of 2021. Projects, exploration, and development were related to: (i) completing technical studies; (ii) conducting geological studies; (iii) oversight and project management; and (iv) exploration drilling, engineering, and metallurgical activities. The increase of $4.7 million during the three months ended September 30, 2022 was the result of the Company’s exploration drill program which was initiated in July 2022. There were no comparable exploration drill programs during the 2021 period. The increase of $4.3 million during the nine months ended September 30, 2022 was the result of the exploration program discussed above and additional costs incurred related to the completion of the 2022 Hycroft TRS compared to drilling costs during the nine months ended September 30, 2022 related to exploration drilling completed during the 2021 drilling program.
Interest expense, net of capitalized interest
As discussed and detailed in Note 10 - Debt, Net to the Notes to the Financial Statements, Interest expense, net of capitalized interest totaled $4.5 million and $14.0 million, respectively, during the three and nine months ended September 30, 2022, compared to $5.5 million and $15.2 million, respectively, during the same period in 2021. The decreases of $1.0 million and $1.2 million, respectively, during the three and nine months ended September 30, 2022 were the result of a decrease in the outstanding obligation for the Sprott Credit Agreement as the Company repaid portions of the balance in March 2022. This decrease was offset by an increase in the balance outstanding on the Subordinated Notes at September 30, 2022 as compared to the same periods in 2021. The higher outstanding balance for the Subordinated Notes was due to quarterly interest payments that are paid in-kind as additional indebtedness.
Interest income
Interest income totaled $0.8 million for both the three and nine months ended September 30, 2022. In July 2022, the Company invested a portion of its cash balances in AAAm rated US Government Money Market Funds that are readily convertible to cash. These investments earned the Company $0.7 million in interest during the three months ended September 30, 2022. In addition, the Company began earning interest on its Restricted cash balances in June 2022. The Company has earned $0.2 million on its Restricted cash since June 2022.
Fair value adjustments to warrants
During the three months ended September 30, 2022, the Fair value adjustments to warrants resulted in a non-cash gain of $1.1 million, as the market trading values of the publicly listed warrants decreased during the period. During the nine months ended September 30, 2022, the Fair value adjustments to warrants resulted in a non-cash loss of $0.5 million, as the market trading values of the publicly listed warrants increased during the period.
During the three and nine months ended September 30, 2021, the Fair value adjustments to warrants resulted in a non-cash gain of $0.8 million and $11.0 million, respectively, as the market trading values of the publicly listed warrants decreased, which was primarily due to a decrease in the underlying trading price of the common stock.
Refer to Note 12 - Warrant Liabilities to the Notes to the Financial Statements for further detail.

Commissions expense
During the three months ended September 30, 2022, the Company paid $0.9 million in commissions to a sales broker related to the sale of a ball mill. The commission on the sale was due upon the receipt of $1.0 million in proceeds, which occurred during August 2022. The Company did not pay any commissions during the 2021 periods.
Income taxes
The Company incurred no net income tax expense or benefit for the three and nine months ended September 30, 2022. During the three and nine months ended September 30, 2021, the Company recorded an income tax benefit of $0.1 million for discrete items related estimated tax payments submitted prior to the Recapitalization Transaction. The Company has not recorded any future income tax benefits for net losses, due to a full valuation allowance recorded against the net operating loss carryforward.
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
For additional details, refer to Note 17 - Income Taxes to the Notes to the Financial Statements.
Net loss
For the reasons discussed above, the Company recorded a net loss of $15.8 million and $46.9 million, respectively, for the three and nine months ended September 30, 2022, which included a gain from Fair value adjustments to warrants of $1.1 million and a loss of $0.5 million, respectively. The Company recorded net losses of $23.2 million and $41.3 million, respectively, for the three and nine months ended September 30, 2021, which included a gain of $0.8 million and $11.0 million, respectively, from Fair value adjustment to warrants.
Liquidity and Capital Resources
General
The Company’s unrestricted cash position at September 30, 2022 was $153.4 million as compared with $12.3 million at December 31, 2021. While the Company plans to continue processing gold and silver from the drain down solutions through the end of 2022 after ceasing mining operations and partially offset the cash that is projected to be used in operations and investing activities, the Company does not expect to generate net positive cash for the foreseeable future. Accordingly, the Company will be dependent on its unrestricted cash and other sources of cash to fund the business. As discussed in Note 14 - Stockholders’ Equity in the Notes to the Financial Statements, the Company raised gross proceeds of approximately $194.4 million in March 2022, before deduction of commissions and expenses, through the following equity financings:
•On March 14, 2022, the Company entered into the Subscription Agreements with AMC and 2176423 Ontario Limited pursuant to which the Company sold on March 15, 2022 an aggregate of 46,816,480 units, each unit consisting of one share of common stock and one warrant to purchase one share of common stock, at a purchase price of $1.193 per unit for total gross proceeds, before deduction of fees and expenses, of $55.9 million.
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

To avoid potential non-compliance with the Sprott Credit Agreement, the Company obtained a series of waivers and entered into amendments to the Sprott Credit Agreement. Please see Debt Covenants below and Note 10 - Debt, Net in the Notes to the Financial Statements for information regarding additional waivers received and modifications to the Sprott Credit Agreement, including the Second A&R Agreement.
The Company’s future liquidity and capital resources management strategy entails a disciplined approach to monitor the timing and depth of any drilling, metallurgical and mineralogical studies and the continuation of processing the remaining drain down solutions while attempting to remain in a position that allows the Company to respond to changes in the business environment, such as a decrease in metal prices or lower than forecasted future cash flows, and changes in other factors beyond the Company's control. The Company has undertaken efforts aimed at managing its liquidity and preserving its capital resources by, among other things: (i) monitoring metal prices and the impacts (near-term and future) they have on the business and cash flows; (ii) ceasing open pit mining operations to reduce net cash outflows while continuing to process drain down solutions until such time as it is no longer economic; (iii) reducing the size of the workforce to reflect the cessation of mining operations; (iv) controlling working capital and managing discretionary spending; (v) reviewing contractor usage and rental agreements for more economic options, including termination of certain agreements in accordance with their terms; (vi) decreasing Restricted Cash balances that collateralize bonds, as available; and (vii) planning the timing and amounts of capital expenditures and drilling, metallurgical and mineralogical study costs at the Hycroft Mine and deferring such items that are not expected to benefit our near term operating plans. The Company has undertaken and continues to undertake additional efforts including: (i) monetizing non-core assets and excess materials and supplies inventories; (ii) returning excess rental and leased equipment; (iii) selling certain uninstalled grinding mills that are not expected to be needed for a future milling operation; (iv) selling other uninstalled grinding mills if the proceeds contribute to enhancing a future milling operation; and (v) working with existing debt holders to adjust debt service requirements.
Cash and liquidity
The Company has placed substantially all of its cash in operating and investing accounts with a well-capitalized financial institution, thereby ensuring balances remain readily available. Due to the nature of its operations and the composition of current assets, Cash and cash equivalents, metal inventories and Accounts receivable represent substantially all of the liquid assets on hand. Additionally, the Company is provided with additional liquidity as ounces are recovered from the Ore on leach pads, processed into finished goods, and sold at prevailing spot prices to customers.
The following table summarizes projected sources of future liquidity, as recorded within the Financial Statements (dollars in thousands):

	September 30, 2022	December 31, 2021
Cash	$153,403	$12,342
Accounts receivable	978	—
Metal inventories(1)	8,294	6,693
Ore on leach pads(2)	—	10,106
Assets held-for-sale, net of option payments received of $6.4 million	3,783	11,558
Total projected sources of future liquidity	$166,458	$40,699
(1)Metal inventories contained approximately 6,707 recoverable ounces of gold that are expected to be sold within the next 12 months. Assuming a gold selling price of $1,671 per ounce (the September 30, 2022 P.M. fix) and excluding any proceeds from silver sales, the sale of all gold ounces estimated to be recovered from metal inventories would provide $11.2 million of revenue. See Note 3 - Inventories and Ore on Leach Pads to the Notes to the Financial Statements for additional information.
(2)As of September 30, 2022, the Company had recovered all previously estimated gold and silver ounces previously placed on the leach pads. See Note 3 - Inventories and Ore on Leach Pads to the Notes to the Financial Statements for additional information.

Nine months ended September 30, 2022 compared to nine months ended September 30, 2021
The following table summarizes sources and uses of cash for the following periods (dollars in thousands):

	Nine Months Ended September 30,
	2022	2021
Net loss	$(46,891)	$(41,328)
Net non-cash adjustments	14,431	10,710
Net change in operating assets and liabilities	7,161	3,568
Net cash used in operating activities	(25,299)	(27,050)
Net cash provided by (used in) investing activities	2,469	(11,908)
Net cash provided by (used in) financing activities	163,260	(3,036)
Net increase (decrease) in cash	140,430	(41,994)
Cash, cash equivalents and restricted cash, beginning of period	46,635	96,040
Cash, cash equivalents and restricted cash, end of period	$187,065	$54,046
Cash used in operating activities
During the nine months ended September 30, 2022, the Company used $25.3 million of cash in operating activities primarily attributable to a net loss of $46.9 million, the cash impact of which was equal to $32.5 million, and $7.2 million was provided by working capital, which included a $8.6 million decrease for production-related inventories as the Company continued to process the remaining gold and silver ore on its leach pads and in its drain down solutions, which was partly offset by cash used to reduce Accounts payable of $3.8 million. The largest non-cash items included in net loss during the nine months ended September 30, 2022 included a $0.5 million loss from Fair value adjustments to warrants and Non-cash portion of interest expense of $10.1 million.
For the nine months ended September 30, 2021, the Company used $27.1 million of cash in operating activities primarily attributable to a net loss of $41.3 million, the cash impact of which was equal to $30.6 million, and $3.6 million used for working capital, which included $5.4 million used to increase production-related inventories. The largest non-cash items included in net loss during the nine months ended September 30, 2021 included a $11.0 million gain from Fair value adjustments to warrants and Non-cash portion of interest expense of $13.0 million.
Cash provided by (used in) investing activities
During the nine months ended September 30, 2022, investing activities provided cash of $2.5 million primarily from the sale of assets included in Assets held for sale, for gross proceeds of $1.4 million and other mobile mine equipment and materials and supplies for gross proceeds of $2.0 million. In addition, the Company purchased equipment of $0.9 million.
For the nine months ended September 30, 2021, the Company used $11.9 million in investing activities which primarily related to expenditures of (i) $3.7 million for purchased equipment and refurbishments; (ii) $2.9 million related to metallurgical and mineralogical studies; and (iii) $2.5 million spent on the leach pad expansion project (which excluded $0.7 million of capitalized interest) to complete construction to the appropriate point at which the Company believed that there would be minimal risk of adverse impacts to the leach pad.
Cash provided by (used in) financing activities
During the nine months ended September 30, 2022, cash provided by financing activities of $163.3 million was primarily related to the equity offerings completed during the period: (i) the Private Placement offering completed on March 15, 2022 for net cash proceeds of $55.4 million, and (ii) the ATM Program completed on March 25, 2022 for net cash proceeds of $133.5 million. These amounts were offset by the required prepayments under the Second A&R Agreement of $25.5 million, including $1.6 million of additional interest.
During the nine months ended September 30, 2021, the Company repaid $0.6 million of the Additional Interest which was classified as debt under the terms of the Sprott Credit Agreement.

Future capital and cash requirements
The following table provides the Company’s gross contractual cash obligations as of September 30, 2022, which are grouped in the same manner as they are classified in the condensed consolidated statement of cash flows in order to provide a better understanding of the nature of the obligations and to provide a basis for comparison to historical information. The Company believes that the following provides the most meaningful presentation of near-term obligations expected to be satisfied using current and available sources of liquidity (dollars in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating activities:
Net smelter royalty(1)	$241,000	$500	$—	$—	$240,500
Remediation and reclamation expenditures(2)	70,100	—	—	—	70,100
Interest payments(3)	20,082	4,385	13,154	2,543	—
Crofoot Royalty(4)	4,630	—	—	—	4,630
Financing activities:
Repayments of debt principal(3)	152,047	127	237	151,683	—
Additional interest payments(5)	6,049	2,200	3,849	—	—
Total	$493,908	$7,212	$17,240	$154,226	$315,230
(1)Under the Sprott Royalty Agreement, the Company is required to pay a perpetual royalty equal to 1.5% of the Net Smelter Returns from the Hycroft Mine, payable monthly that also includes an additional amount for withholding taxes payable by the royalty holder. Amounts presented above incorporate mineral resource estimates as reported in the 2022 Hycroft TRS and are based on consensus pricing for gold and silver. See Note 11 - Deferred Gain on Sale of Royalty to the Notes to the Financial Statements for additional information.
(2)Mining operations are subject to extensive environmental regulations in the jurisdictions in which they are conducted and we are required, upon cessation of operations, to reclaim and remediate the lands that our operations have disturbed. The estimated undiscounted cash outflows of these remediation and reclamation obligations are reflected here. In the above presentation, no offset has been applied for the $58.3 million of our reclamation bonds or for the $33.7 million of cash collateral for those bonds included in Restricted Cash.
(3)Repayments of principal on debt consists of amounts due under the Sprott Credit Agreement (as amended by the Second A&R Agreement), the Subordinated Notes and notes payable for equipment purchases. Included in the repayment of the Subordinated Notes principal is interest that has been capitalized as payable in-kind on a quarterly basis, and on a monthly basis for the Sprott Credit Agreement (as amended by the Second A&R Agreement) for the first 12 months after the initial advance. Also included in the repayment of the Sprott Credit Agreement is the $3.3 million fee that has been capitalized as payable in-kind in connection with the Second A&R Agreement. See Note 10 - Debt, Net to the Notes to the Financial Statements for additional information.
(4)The Company is required to pay a 4% net profits royalty, including advance royalty payments of $120,000 in any year where mining occurs on the Crofoot claims and an additional $120,000 if tons mined from the Crofoot claim blocks exceed 5.0 million tons (“Crofoot Royalty”). See Note 22 - Commitments and Contingencies to the Notes to the Financial Statements for additional information. Amounts shown represent the current estimates of cash payment timing using consensus pricing for gold and silver.
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
The Sprott Credit Agreement (as amended by the Second A&R Agreement) contains covenants that, among other things, restrict or limit the ability of the Company to enter into encumbrances (other than Permitted Encumbrances), incur indebtedness (other than Permitted Indebtedness), dispose of its assets (other than Permitted Disposals), pay dividends, and purchase or redeem shares, as such terms are defined in the Sprott Credit Agreement (as amended by the Second A&R Agreement). The Sprott Credit Agreement (as amended by the Second A&R Agreement) requires the Company to ensure that, at all times, both its Working Capital and Unrestricted Cash are at least $10.0 million (subsequently reduced by the Waiver and Waiver Amendment and increased by the Second A&R Agreement, each as discussed below), as such terms are defined in the Sprott Credit Agreement (as amended by the Second A&R Agreement), and that at least every six months the Company demonstrates its ability to repay and meet all present and future obligations as they become due with a financial model that uses consensus gold prices discounted by 5.0%. The Subordinated Notes include customary events of default, including those relating to a failure to pay principal or interest, a breach of a covenant, representation or warranty, a cross-default to other indebtedness, and non-compliance with security documents. As of September 30, 2022, the Company was in compliance with all covenants under its debt agreements.
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
On March 14, 2022, the Company reached an agreement in principle with the Lender to modify the terms of the Sprott Credit Agreement and other applicable loan documents. On March 30, 2022, the Company and Lender under the Sprott Credit Agreement entered into the Second A&R Agreement, which: (a) extended the maturity date for all of the loans and other principal obligations under the Sprott Credit Facility by two years, to May 31, 2027; (b) provided for the Initial Equity Proceeds Prepayment in the amount of $10.0 million promptly upon the Company’s receipt of cash proceeds from the Private Placement; (c) provided for the Subsequent Equity Proceeds Prepayments in the amount of $13.9 million (representing 10% of the subsequent issuance of its equity interests consummated on or prior to March 31, 2022); and (d) eliminated the prepayment premiums otherwise payable with respect to the Initial Equity Proceeds Prepayment, the Subsequent Equity Proceeds Prepayments and all future prepayments of principal under the Sprott Credit Facility. In addition, the Company’s obligations to: (i) prepay principal with proceeds of asset sales were credited/offset by the $23.9 million aggregate amount of Initial Equity

Proceeds Prepayment and the Subsequent Equity Proceeds Prepayments; and (ii) to maintain a minimum amount of Unrestricted Cash was increased to $15.0 million. Pursuant to the agreement in principle, the Company made the Initial Equity Proceeds Prepayment of $10.0 million and paid in kind a $3.3 million fee in connection with the modification and capitalized it to principal on March 16, 2022 and following the execution of the Second A&R Agreement on March 30, 2022, the Company: (i) paid the previously deferred additional interest payment of $0.5 million; and (ii) made the Subsequent Equity Proceeds Prepayment of $13.9 million. After giving effect to such prepayments the outstanding principal balance under the Second A&R Agreement was estimated as of September 30, 2022 to be $57.9 million (before issuance discounts) including unpaid additional interest of approximately $7.1 million.
Off-balance sheet arrangements
As of September 30, 2022, the Company’s off-balance sheet arrangements consisted of a net profit royalty arrangement and a net smelter royalty arrangement (see Note 22 - Commitments and Contingencies to the Notes to the Financial Statements).
Accounting Developments
The following accounting pronouncements were adopted by the Company during the nine months ended September 30, 2022:
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
Critical Accounting Estimates
This MD&A is based on the Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these statements requires the Company to make assumptions, estimates, and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. For information on the most critical accounting estimates used to prepare the Financial Statements, see the Critical Accounting Estimates section included in Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
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
◦Risks related to delisting by Nasdaq;
◦Risks related to the transition away from LIBOR;
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
Hycroft Mining Holding Corporation management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act as of September 30, 2022.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2022 to provide such reasonable assurance that information required to be disclosed by us, including our consolidated subsidiaries, in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure and is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.
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
ITEM 1A. RISK FACTORS
Although the Company qualifies as a smaller reporting company under Item 10(f) of Regulation S-K and risk factors are not required to be included in a quarterly report, we are supplementing the risk factors previously disclosed in the 2021 Form 10-K with the following risk factors:
We received a delisting notice from the Nasdaq Stock Market and our Common Stock and Warrants could be delisted from trading unless our Common Stock price trades above $1.00 per share.
On October 3, 2022, we received a written notice from the Listing Qualifications department of The Nasdaq Stock Market (“Nasdaq”) indicating that we were not in compliance with the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) (the “Listing Rule) for continued listing on the Nasdaq Capital Market. The written notice from Nasdaq indicated that we will be provided 180 calendar days, or until April 3, 2023, in which to regain compliance. If at any time during this period the bid price of our common stock closes at or above $1.00 per share for a minimum of ten consecutive business days, the Nasdaq Staff will provide us with a written confirmation of compliance and the matter will be closed. Alternatively, if we fail to regain compliance with Rule 5550(a)(2) prior to the expiration of the 180 calendar day period, but meet the continued listing requirement for market value of publicly held shares and all of the other applicable standards for initial listing on The Nasdaq Capital Market, with the exception of the minimum bid price, and provide written notice of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary, then we may be granted an additional 180 calendar days to regain compliance with Rule 5550(a)(2). We can provide no assurance that the trading price of our Common Stock will exceed $1.00 per share for a period of ten consecutive trading days and that we will regain compliance with the $1.00 minimum bid price requirement set forth in Listing Rule for continued listing on the Nasdaq Capital Market even if we maintain compliance with the other listing requirements.

The transition away from the London Interbank Offered Rate (“LIBOR”) could have an adverse impact on us.
The financial markets are in the process of transitioning away from LIBOR to alternative benchmark rate(s), which transition is scheduled to be complete by mid-2023. The calculation of the monthly interest rate on our advances under the Sprott Credit Agreement, as amended and restated by the Second A&R Agreement, is partially based on LIBOR. The Sprott Credit Agreement, as amended and restated by the Second A&R Agreement, contains LIBOR benchmark replacement provisions. At this time, there can be no assurance as to whether any alternative benchmark or resulting interest rates may be more or less favorable than LIBOR or whether there are any other unforeseen impacts of the discontinuation of LIBOR. As a result, the consequences related to this transition could adversely affect our debt service obligations, financing costs, liquidity, financial condition, results of operations or cash flows and could impair our access to the capital markets.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On July 28, 2022, the Company issued 1,714,678 shares of common stock to a financial advisor as consideration for entering into a settlement agreement. The number of shares issued was determined using the volume weighted average price on the Nasdaq Capital Market for the 10 trading days preceding the effective date of the agreement. See Note 14 - Stockholders’ Equity for further details.
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

HYCROFT MINING HOLDING CORPORATION (Registrant)

Date: November 1, 2022	By:	/s/ Diane R. Garrett
Diane R. Garrett President, Chief Executive Officer, and Director (Principal Executive Officer)

Date: November 1, 2022	By:	/s/ Stanton Rideout
Stanton Rideout Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)