Form 10-K
period 2022-12-31
HYCROFT MINING HOLDING CORP
filed 2023-03-28
CIK 1718405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to
Commission File No. 001-38387

HYCROFT MINING HOLDING CORPORATION
(Exact name of registrant as specified in its charter)

Delaware		82-2657796
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
4300 Water Canyon Road, Unit 1 Winnemucca, Nevada 89445
(Address of principal executive offices) (Zip code)
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

Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☐	Accelerated filer
☒	Non-accelerated filer	☒	Smaller reporting company
		☒	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b)). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was $165,448,903.

As of March 27, 2023, there were 200,270,599 shares of the Company’s common stock and no shares of the Company’s preferred stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

HYCROFT MINING HOLDING CORPORATION
Annual Report on Form 10-K

Cautionary Statement Regarding Forward-Looking Statements
Certain statements in this Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”) may constitute “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, or the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included herein and public statements by our officers or representatives, that address activities, events or developments that our management expects or anticipates will or may occur in the future, are forward-looking statements, including but not limited to such things as future business strategy, plans and goals, competitive strengths and expansion and growth of our business. The words “estimate”, “plan”, “anticipate”, “expect”, “intend”, “believe” “target”, “budget”, “may”, “can”, “will”, “would”, “could”, “should”, “seeks”, or “scheduled to” and similar words or expressions, or negatives of these terms or other variations of these terms or comparable language or any discussion of strategy or intention identify forward-looking statements. Forward-looking statements address activities, events or developments that the Company expects or anticipates will or may occur in the future and are based on current expectations and assumptions. These risks may include the following and the occurrence of one or more of the events or circumstances alone or in combination with other events or circumstances, may have a material adverse effect on the Company’s business, cash flows, financial condition and results of operations. Forward-looking statements include, but are not limited to:
•Risks related to changes in our operations at the Hycroft Mine, including:
◦Risks associated with the cessation of pre-commercial scale mining operations at the Hycroft Mine;
◦Uncertainties concerning estimates of mineral resources;
◦Risks related to a lack of a completed feasibility study; and
◦Risks related to our ability to establish commercially feasible mining operations.
•Industry related risks, including:
◦Fluctuations in the price of gold and silver;
◦The intense competition within the mining industry for mineral properties, talent, contractors and consultants;
◦The commercial success of, and risks related to, our development activities;
◦Uncertainties and risks related to our reliance on contractors and consultants;
◦Availability and cost of equipment, supplies, energy, or reagents;
◦The inherently hazardous nature of mining activities, including safety and environmental risks;
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
◦Risks associated with potential legislation in Nevada that could significantly increase the costs or taxation of our operations;
◦Changes to the climate and regulations regarding climate change; and
◦Uncertainties related to the ongoing COVID-19 pandemic.
•Business-related risks, including:
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
◦Future litigation or similar legal proceedings could have a material adverse effect on our business and results of operations;
◦Risks related to technology systems and security breaches; and
◦Risks that our principal stockholders will be able to exert significant influence over matters submitted to stockholders for approval.

•Risks related to our common stock and warrants, including:
◦Volatility in the price of the Company’s common stock and warrants;
◦Risks relating to a potential dilution as a result of future equity offerings;
◦Risks relating to a short “squeeze” resulting in sudden increases in demand for the Company’s common stock;
◦Risks relating to the Company’s proposed reverse stock split;
◦Risks relating to decreased liquidity of the Company’s common stock as a result of the proposed reverse stock split;
◦Risks relating to information published by third parties about the Company that may not be reliable or accurate;
◦Risks associated with interest rate changes;
◦Volatility in the price of the Company’s common stock could subject us to securities litigation;
◦Risks associated with the Company’s current plan not to pay dividends;
◦Risks associated with future offerings of senior debt or equity securities;
◦Risks related to a potential delisting by Nasdaq;
◦Risks that warrants may expire worthless;
◦Risks that certain warrants are being accounted for as a liability;
◦Anti-takeover provisions could make a third-party acquisition of the Company difficult; and
◦Risks related to limited access to the Company’s financial information due to the fact the Company elected to take advantage of the disclosure requirement exemptions granted to emerging growth companies and smaller reporting companies.
These statements involve known and unknown risks, uncertainties, assumptions and other factors which may cause our actual results, performance or achievements to be materially different from any results, performance or achievements expressed or implied by such forward-looking statements. See our other reports filed with the Securities and Exchange Commission (the “SEC”) for more information about these and other risks. You are cautioned against attributing undue certainty to forward-looking statements. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. Although these forward-looking statements were based on assumptions that the Company believes are reasonable when made, you are cautioned that forward-looking statements are not guarantees of future performance and that actual results, performance or achievements may differ materially from those made in or suggested by the forward-looking statements contained in this 2022 Form 10-K. In addition, even if our results, performance, or achievements are consistent with the forward-looking statements contained in this 2022 Form 10-K, those results, performance or achievements may not be indicative of results, performance or achievements in subsequent periods. Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Any forward-looking statements made in this 2022 Form 10-K speak only as of the date of those statements, and we undertake no obligation to update those statements or to publicly announce the results of any revisions to any of those statements to reflect future events or developments. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, see the Risk Factors and the Summary of Risk Factors in Item 1A. Risk Factors of this 2022 Form 10-K.
PART I
ITEM 1. BUSINESS
About the Company
Hycroft Mining Holding Corporation (formerly known as Mudrick Capital Acquisition Corporation) was incorporated under the laws of the state of Delaware on August 28, 2017. In this 2022 Form 10-K, “we”, “us”, “our”, the “Company”, “Hycroft”, and "HYMC" refer to Hycroft Mining Holding Corporation and its subsidiaries. We are a U.S.-based gold and silver development company that owns the Hycroft Mine in the prolific mining region of Northern Nevada. The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements (“Financial Statements”) and Notes to the Financial Statements (“Notes”) included in Part II – Item 8. Financial Statements of this 2022 Form 10-K.
On May 29, 2020, we, consummated a business combination transaction (the “Recapitalization Transaction”) that resulted in MUDS Acquisition Sub, Inc. (“Acquisition Sub”) acquiring all of the issued and outstanding equity interests of the direct subsidiaries of Hycroft Mining Corporation (“Seller”) and substantially all of the other assets of Seller and assuming substantially all of the liabilities of Seller. In conjunction with the Recapitalization Transaction, Seller’s indebtedness existing prior to the Recapitalization Transaction was either repaid, exchanged for indebtedness of the Company, exchanged for shares of common stock or converted into shares of Seller common stock, and our post-Recapitalization Transaction indebtedness included amounts drawn under the Credit Agreement among MUDS, MUDS Holdco Inc., Allied VGH LLC, Hycroft Mining Holding Corporation, Hycroft Resources and Development, LLC Sprott Private Resource Lending II (Collector) Inc., and Sprott Resources Lending Corp. (“Sprott Credit Agreement”) and the assumption of the newly issued 10% Senior Secured Notes (“Subordinated Notes”).

Our property, the Hycroft Mine, has historically operated as an open-pit oxide mining and heap leach processing operation and is located approximately 54 miles northwest of Winnemucca, Nevada. Mining operations at the Hycroft Mine were restarted in 2019 on a pre-commercial scale and discontinued in November 2021 as a result of the then current and expected ongoing cost pressures for many of the reagents and consumables used at the Hycroft Mine and to further determine the most effective processing method for the sulfide ore. In March 2023, Hycroft, along with its third-party consultants, completed and filed the Hycroft Property Initial Assessment Technical Report Summary Humboldt and Pershing Counties, Nevada with an effective date of March 27, 2023 (the “2023 Hycroft TRS”) and prepared in accordance with the SEC’s Modernization of Property Disclosures for Mining Registrants as set forth in subpart 1300 of Regulation S-K (“Modernization Rules”). The 2023 Hycroft TRS provides an initial assessment of the mineral resource estimate utilizing a milling and pressure oxidation (“POX”) process for sulfide mineralization and heap leaching process for oxide and transition mineralization. The 2023 Hycroft TRS included: (i) additional exploration drilling results from 2021 and 2022; (ii) additional assay information associated with historical drilling that was previously missing; (iii) other updates after additional review of historical assay certificates; and (iv) other adjustments. The 2023 Hycroft TRS supersedes and replaces the Initial Assessment Technical Report Summary for the Hycroft Mine, prepared in accordance with the requirements of the Modernization Rules, with an effective date of February 18, 2022 (“2022 Hycroft TRS”) and the 2022 Hycroft TRS should no longer be relied upon. Our ongoing disclosures and many of management’s estimates and judgements as of and for the period ended December 31, 2022 are based on the 2023 Hycroft TRS. The Company will continue to build on the work to date and investigate opportunities identified through progressing the technical and data analyses leading up to the 2023 Hycroft TRS and will provide an updated technical report at an appropriate time.

During the year ended December 31, 2022, we completed processing of gold and silver ore previously placed on leach pads prior to ceasing mining operations in November 2021 and we sold 17,728 ounces of gold and 44,084 ounces of silver. As of December 31, 2022, the Hycroft Mine had measured and indicated mineral resources of 10.6 million ounces of gold and 360.7 million ounces of silver and inferred mineral resources of 3.4 million ounces of gold and 96.1 million ounces of silver, which are contained in oxide, transitional, and sulfide ores.
Segment Information
The Hycroft Mine is our only operating segment and includes the operations, development, and exploration activities and accounts for 100% of our Revenues and Production costs. Corporate and Other includes corporate General and administrative costs. See Note 19 – Segment Information to the Notes to the Consolidated Financial Statements for additional information on our segments.
Principal Products, Revenues, and Market Overview
The principal products produced during 2022 and 2021 at the Hycroft Mine were unrefined gold and silver bars (doré) and gold and silver laden carbons and slags, both of which were sent to third party refineries and sold at prevailing spot prices after adjustments for refining and other associated fees, to financial institutions or to precious metals traders. Doré bars and gold and silver laden carbons and slags were sent to refineries to produce bullion that meet the required market standards of 99.95% pure gold and 99.90% pure silver. Under the terms of our refining agreements, doré bars and gold and silver laden carbons and slags were refined for a fee, and our share of the separately recovered refined gold and refined silver were credited to our account or delivered to our buyers.
Product Revenues and Customers
In 2022, Revenues from gold and silver recovered from our pre-commercial scale heap leaching operations made up 97% and 3%, respectively, of our total revenue and, as such, we consider gold our principal product. In 2022, all of our Revenues were derived from metal sales to three customers; however, we do not believe we have any dependencies on these customers due to the liquidity of the metal markets and the availability of other metal buyers and financial institutions. As the Company ceased active mining operations in November 2021 and completed the processing of gold and silver ounces from the leach pads, we do not expect to have significant Revenues from gold and silver sales until restarting mining operations.

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
Gold and Silver Supply and Demand
The supply of gold consists of a combination of current production from mining and metal recycling and the draw-down of existing stocks of gold held by governments, financial institutions, industrial organizations and private individuals. Based on publicly available information published by the World Gold Council, gold production from mines increased 1.2% in 2022 compared with 2021 totaling approximately 3,612 metric tons (or 116.1 million troy ounces) and represented approximately 75.9% of the 2022 global gold supply of 4,755 metric tons. According to the World Gold Council, gold demand in 2022 was approximately 4,741 metric tons (or 152.4 million troy ounces) and totaled approximately $274.4 billion in value. In 2022, gold demand by sector was comprised of jewelry (46%), investments including bar and coin and ETFs (23%), central bank purchases (24%), and technology (7%).

The supply of silver consists of a combination of current production from mining (approximately 82%) and metal recycling and other (approximately 18%). Based on publicly available information, estimated silver production from mines increased approximately 2.5% in 2022 compared with 2021 totaling approximately 843 million troy ounces and represented approximately 82% of the 2022 global silver supply of 1,030 million troy ounces. Silver demand in 2022 was approximately 1,101 million troy ounces and totaled approximately $26.3 billion in value. In 2022, silver demand by sector was comprised of photovoltaics (12%), other industrial (37%), jewelry (18%), silverware (5%), photography (3%), and investments (25%).
Gold and Silver Prices
The price of gold and silver is volatile and is affected by many factors beyond our control, such as the sale or purchase of gold by central banks and financial institutions, inflation or deflation and monetary policies, fluctuation in the value of the U.S. dollar and foreign currencies, global and regional demand, and the political and economic conditions of major gold and silver producing countries throughout the world. The following table presents the annual high, low, and average afternoon fix prices for gold and silver over the past three years on the London Bullion Market (in U.S. dollars per ounce).

	GOLD PRICES			SILVER PRICES
Year	High	Low	Average	High	Low	Average
2020	$2,067	$1,474	$1,770	$28.89	$12.01	$20.55
2021	$1,943	$1,684	$1,799	$29.59	$21.53	$25.04
2022	$2,039	$1,628	$1,800	$26.18	$17.77	$21.71
2023 (through Mar. 24th)	$1,994	$1,811	$1,884	$24.44	$20.09	$22.48
On March 24, 2023, the afternoon fix price for gold and silver on the London Bullion Market was $1,994 per ounce and $23.17 per ounce, respectively.
Competition
The top 10 producers of gold comprise approximately one third of total worldwide mined gold production. We are a gold and silver development company with a single property. The Hycroft Mine has large gold and silver mineral resources included in the 2023 Hycroft TRS. We have not fully developed our milling and POX operations and we have not established our long-term production and cost structure. Our costs are expected to be determined by the location, grade and nature of our ore body, processing technologies applied to our ore, and costs including energy, reagents, labor and equipment. The metals markets are cyclical, and our ability to maintain our competitive position over the long-term is based on our ability to develop and cost effectively operate the Hycroft Mine in a safe and environmentally responsible manner.
We compete with other mining companies in connection with hiring and retaining qualified employees. There is substantial competition for qualified employees in the mining industry, some of which is with companies having substantially greater financial resources than us and a more stable history. As a result, we may have difficulty hiring and retaining qualified employees.
See Item 1A. Risk Factors — Industry Related Risks — The Company faces intense competition in the recruitment and retention of qualified employees, for additional discussion related to our current and potential competition.

Employees
At December 31, 2022, we had approximately 74 employees, of which 64 were employed at the Hycroft Mine. None of our employees are represented by unions.
We believe “the miner is the most important thing to come out of a mine” and we support that belief through our philosophy of “continuous improvement.” Our mandated mine safety and health programs include employee and contractor training, risk management, workplace inspection, emergency response, accident investigation, and program auditing. These programs are a focus for our leadership and top management and are essential at all levels to ensure that our employees, contractors, and visitors operate safely.
One of the metrics we use to measure our safety performance is the industry standard Total Recordable Injury Frequency Rate (“TRIFR”). The Hycroft Mine’s TRIFR per 200,000 man-hours worked (including contractors) was Nil (0.00) at the end of 2022, as compared to 0.64 at the end of 2021 and the mining industry average of approximately 2.02 for 2022. In 2021, we recruited new leadership from strong safety cultures in the mining industry that helped us successfully rebuild the Hycroft Mine safety culture utilizing elements in advanced safety practices and management making them the cornerstone for our safety success. We emphasize safety as a cornerstone of our corporate culture and continue with the practices, and people to elevate our safety performance in all site activities. During 2022 we continued to focus our efforts on safety with enhanced and expanded activities to further develop and reinforce our safety culture.
COVID-19
We have implemented health and safety policies for employees, contractors, and visitors that follow guidelines from the Center for Disease Control (“CDC”) and the Federal Mine Safety and Health Administration (“MSHA”). During 2022 and 2021, our operations faced certain limitations due to COVID-19 related absences, however the impact, while negative, did not materially and adversely affect our operations.
See Item 1A. Risk Factors – Industry Related Risks – The on-going effects of the coronavirus pandemic may adversely impact our business and financial condition, as well as Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional discussion related to COVID-19.
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
Environmental Regulation
Our mining projects are subject to various federal and state laws and regulations governing protection of the environment. These laws and regulations are continually changing and, in general, are becoming more restrictive. The federal laws and regulations, among other things:
•impose strict, joint and several liability on current and former owners and operators of sites and on persons who disposed of or arranged for the disposal of hazardous substances found at such sites (the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended (“CERCLA”));
•govern the generation, treatment, storage and disposal of solid waste and hazardous waste (the Resource Conservation and Recovery Act of 1976, as amended (“RCRA”));
•restrict the emission of air pollutants from many sources, including mining and processing activities (the Clean Air Act of 1970, as amended (the “Clean Air Act”));

•require federal agencies to integrate environmental considerations into their decision-making processes by evaluating the environmental impacts of their proposed actions, including the issuance of permits to mining facilities and assessing alternatives to these actions (the National Environmental Policy Act of 1970, as amended (“NEPA”));
•regulate the use of federal public lands to prevent undue and unnecessary degradation of the public lands (the Federal Land Policy and Management Act of 1976, as amended (the “FLPMA”));
•restrict and control the discharge of pollutants and dredged and fill materials into waters of the United States (the Clean Water Act of 1972, as amended (the “Clean Water Act”)); and
•regulate the drilling of subsurface injection wells (the Safe Drinking Water Act of 1974, as amended (the “Safe Drinking Water Act”) and the Underground Injection Control Program promulgated thereunder).
We cannot predict at this time what changes, if any, to federal laws or regulations may be adopted or imposed by the current governmental administration. At the state level, mining operations in Nevada are regulated by the Nevada Department of Conservation and Natural Resources, Division of Environmental Protection (the “Division”), which has the authority to implement and enforce many of the federal regulatory programs described above as well as state environmental laws and regulations. Compliance with these and other federal and state laws and regulations could result in delays in obtaining, or failure to obtain, government permits and approvals, delays in beginning or expanding operations, limitations on production levels, incurring additional costs for investigation or cleanup of hazardous substances, payment of fines, penalties or remediation costs for non-compliance, and post-mining closure, reclamation and bonding.
It is our policy to conduct business in a way that safeguards our employees, public health and the environment. We believe that our operations are, and will be, conducted in material compliance with applicable laws and regulations. However, our past and future activities in the United States may cause us to be subject to liability under such laws and regulations. For information about the risks to our business related to environmental regulation, see the following risk factors in Item 1A. Risk Factors – Industry Related Risks:
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
During the year ended December 31, 2022, the Company received a notice of non-compliance from the closure branch of the Nevada Division of Environmental Protection (“NDEP”) Bureau of Mining Regulation and Reclamation (“BMRR”) regarding a historical reclamation matter. As such, the Company has accelerated certain reclamation activities in order to regain compliance. During 2021, there was no known material non-compliance with any applicable environmental regulations on the properties now held by us. During 2022 and 2021, there were no known material environmental incidents. We did not incur material capital expenditures for environmental control facilities during 2022 and 2021 and we do not expect to incur any material expenditures in 2023 for such environmental control facilities.
Reclamation
We are required to mitigate long-term environmental impacts by amending, backfilling, stabilizing, contouring, re-sloping and re-vegetating various portions of a site after mining and mineral processing are completed, mitigating potential impacts to surface water and groundwater resources. These reclamation efforts will be conducted in accordance with detailed plans, which must be reviewed and approved by the appropriate regulatory agencies. Our reclamation obligations at the Hycroft Mine are secured by surface management surety bonds that meet the financial assurance requirements of the State of Nevada and the Bureau of Land Management (“BLM”). Our most recent reclamation cost estimate was approved by the BLM and the State of Nevada in July 2020. As of December 31, 2022, our surface management surety bonds totaled $58.7 million, of which $58.3 million secures the financial assurance requirements for the Hycroft Mine, and $0.4 million secures the financial assurance requirements for the adjacent water supply well field and exploration within the project boundary. The Company began performing reclamation activities on its Crofoot leach pad beginning in 2022 and expects to complete the reclamation activities in 2028. No additional material reclamation expenditures are expected to be incurred until after mining and mineral processing are completed. If we incur additional long-term environmental impacts from future mining activities, we will likely have additional reclamation obligations as well as additional financial assurance requirements. For our existing obligations, as well as any future obligations we may incur we may choose to engage in reclamation activities before mining and mineral processing are completed, but these expenses are not anticipated to be material to the overall reclamation obligation. When we perform reclamation work in the future, the work will be planned to conform to our mining operations and will be required to be documented when completed under our governing permits with the government regulatory agencies. The reclamation obligation would be adjusted accordingly as allowed under current regulations, and the financial assurance requirements would be adjusted to account for the completed reclamation work. If we are required to comply with material unanticipated financial assurance requirements in the future, our financial position could be adversely affected, or our posted financial assurance may be insufficient. For financial information about our estimated future reclamation costs, see Note 13 – Asset Retirement Obligation to the Notes to the Consolidated Financial Statements.
Mine Safety and Health Administration Regulations
Safety and health are core values which is why we have mandatory mine safety and health programs that include employee and contractor training, risk management, workplace inspection, emergency response, accident investigation and program auditing. We consider these programs to be essential at all levels within Hycroft to ensure that our employees, contractors, and visitors only operate in a safe and healthy workplace.
Our operations and exploration properties are subject to regulation by MSHA under the Federal Mine Safety and Health Act of 1977, as amended (the “Mine Act”). Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended (the “Dodd-Frank Act”), issuers are required to disclose specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities in periodic reports. MSHA inspects our mines on a regular basis and issues various citations and orders when it believes a violation has occurred under the Mine Act. The number of citations and orders charged against mining operations in the U.S., and the dollar penalties assessed for such citations, have generally increased in recent years. The Dodd-Frank Act requires us to provide certain mine safety disclosure, which we have done in Part I – Item 4. Mine Safety Disclosures of this 2022 Form 10-K.
Property Interests and Mining Claims
Our development activities are conducted in the State of Nevada. Mineral interests in Nevada may be owned by the United States, the State of Nevada, or private parties. Where prospective mineral properties are held by the United States, mineral rights may be acquired through the location of unpatented mineral claims upon unappropriated federal land. Where prospective mineral properties are owned by the State of Nevada or private parties, some type of property acquisition agreement or access agreement is necessary in order for us to explore or develop such property. Mining claims are subject to the same risk of defective title that is common to all real property interests. Additionally, mining claims are self-initiated and self-maintained and, therefore, possess some unique vulnerabilities not associated with other types of property interests. It is impossible to ascertain the validity of unpatented mining claims solely from an examination of the public real estate records and, therefore, it can be difficult or impossible to confirm that all of the requisite steps have been followed for location and maintenance of a claim. For general information about our mineral properties and mining claims, see Item 2. Properties. For information about the risks to our business related to our property interests and mining claims, see the following risk factors in Item 1A. Risk Factors – Industry Related Risks:
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
Technical Report Summaries (“TRS”) and Qualified Persons
The scientific and technical information concerning our mineral projects in this 2022 Form 10-K have been reviewed and approved by third-party “qualified persons” under the Modernization Rules, including Ausenco Engineering South USA, Inc. (“Ausenco”), Independent Mining Consultants, Inc, (“IMC”), and WestLand Engineering & Environmental Services, Inc. (“WestLand”). For a description of the key assumptions, parameters and methods used to estimate mineral resources included in this 2022 Form 10-K, as well as data verification procedures and a general discussion of the extent to which the estimates may be affected by any known environmental, permitting, legal, title, taxation, sociopolitical, marketing or other relevant factors, please review the 2023 Hycroft TRS incorporated by reference herein.

Available Information
Our corporate headquarters is located at 4300 Water Canyon Road, Unit 1 Winnemucca, Nevada 89445, and our telephone number is (775) 304-0260. Our website is www.hycroftmining.com. We make available on this website (under “Investors” and then under “SEC Filings”), free of charge, our proxy statements used in conjunction with stockholder meetings, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and Section 16 beneficial ownership reports (as well as any amendments to those reports) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, our Code of Business Conduct & Ethics applicable to all of our officers, directors, employees, consultants and advisors; our Code of Conduct of Senior Financial Officers; and our Board committee charters are available, free of charge, on our website. In addition, paper copies of these documents will be furnished to any stockholder, upon request, free of charge.
ITEM 1A. RISK FACTORS
You should carefully review and consider the following risk factors and the other information contained in this 2022 Form 10-K. Investing in the Company’s common stock or warrants is speculative and involves a high degree of risk due to the nature of the business and the present stage of exploration and advancement of the Company’s mineral properties. The Company may face additional risks and uncertainties that are not presently known, or that are currently deemed immaterial, which may also impair the Company’s business or financial condition. If any of those risks actually occur, the business, financial condition, and results of operations would suffer. The risks discussed below also include forward-looking statements, and actual results may differ substantially from those discussed in these forward-looking statements. See also Cautionary Statement Regarding Forward-Looking Statements in this 2022 Form 10-K. The following discussion should be read in conjunction with the Financial Statements and Notes.
Summary of Risk Factors:
The following list provides a summary of risk factors discussed in further detail below:
Risks related to changes in the Company’s operations at the Hycroft Mine, including:
•Risks associated with cessation of mining operations at the Hycroft Mine;
•Uncertainties concerning estimates of mineral resources;
•Risks relating to a lack of a completed pre-feasibility or feasibility study; and
•Risks related to the Company’s ability to establish commercially feasible mining operations.
Industry-related risks, including:
•Fluctuations in the prices of gold and silver;
•The intense competition in the recruitment and retention of qualified employees and contractors within the mining industry;
•The commercial success of, and risks relating to, the Company’s development activities;
•Uncertainties and risks related to reliance on contractors and consultants;
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
•Potential challenges to mineral properties titles;
•Inadequate insurance to cover all business risks;
•Risks associated with proposed legislation that could significantly increase the cost of mine development on the Company’s unpatented mining claims;
•Risks associated with regulations and pending legislation involving climate change could result in increased costs, which could have a material adverse effect the Company’s business;
•Changes to the climate and regulations regarding climate change; and
•Continued uncertainties relating to the COVID-19 pandemic or other pandemics.

Business-related risks, including:
•Risks related to the Company’s ability to raise capital on favorable terms or at all;
•The loss of key personnel or the Company’s failure to attract and retain personnel;
•Risks related to the Company’s substantial indebtedness, including operating and financial restrictions under existing indebtedness, cross-acceleration and the Company’s ability to generate sufficient cash to service the indebtedness;
•Risks related to having sufficient liquidity to service current indebtedness without a material cash flow;
•The costs related to land reclamation requirements;
•Future litigation or similar legal proceedings could have a material adverse effect on the Company’s business and results of operations;
•Risks related to technology systems and security breaches; and
•Risks that principal stockholders will be able to exert significant influence over matters submitted to stockholders for approval.
Risks related to the Company’s common stock and warrants, including:
•Volatility in the price of the Company’s common stock and warrants;
•Risks relating to a potential dilution as a result of future equity offerings;
•Risks relating to a short “squeeze” resulting in sudden increases in demand for the Company’s common stock;
•Risks relating to the Company’s proposed reverse stock split;
•Risks relating to decreased liquidity of the Company’s common stock as a result of the proposed reverse stock split;
•Risks relating to information published by third parties about the Company that may not be reliable or accurate;
•Risks associated with interest rate changes;
•Volatility in the price of the Company’s common stock could subject it to securities litigation;
•Risks associated with the Company’s current plan not to pay dividends;
•Risks associated with future offerings of senior debt or equity securities;
•Risks related to delisting by Nasdaq;
•Risks warrants may expire worthless;
•Risks that certain warrants are being accounted for as a liability;
•Anti–takeover provisions could make a third-party acquisition of the Company difficult; and
•Risks related to limited access to the Company’s financial information due to the fact the Company elected to take advantage of the disclosure requirement exemptions granted to emerging growth companies and smaller reporting companies.
Risks Related to Changes in the Hycroft Mine’s Operations
The Company has mineral resources at the Hycroft Mine, but the mine may not be brought into production.
The Company is not currently conducting commercial mining operations at the Hycroft Mine. There is no certainty that the mineral resources estimated at the Hycroft Mine will be mined or, if mined, processed profitably. The Company has no specific plans and cannot currently predict when the Hycroft Mine may be back in production. The commercial viability of the Hycroft Mine is dependent on many factors, including metal prices, the availability of and ability to raise capital for development, government policy and regulation and environmental protection, which are beyond the Company’s control. The Company may not generate commercial-scale revenues until the Hycroft Mine is back in production.
The figures for the Company’s mineral resources are estimates based on interpretation and assumptions and the Hycroft Mine may yield less mineral production or less profit under actual conditions than is currently estimated.
Unless otherwise indicated, mineral resource figures in the Company’s filings with the SEC, press releases, and other public statements made from time to time are based upon estimates made by the Company’s personnel and independent geologists. These estimates are imprecise and depend upon geologic interpretation and statistical inferences drawn from drilling and sampling analysis, which may prove to be inaccurate. There can be no assurance that mineral resources or other mineralization figures will be accurate or that this mineralization could be mined or processed profitably.
Because the Company has not completed a feasibility study or recommenced commercial production at the Hycroft Mine, mineral resource estimates may require adjustments or downward revisions based upon further exploration or advancement work or actual production experience. In addition, the grade of ore ultimately mined, if any, may differ from that indicated by drilling results. There can be no assurance that recovery of minerals in small-scale tests will be duplicated in large-scale tests under on-site conditions or in production scale.
Until mineral resources are mined and processed, the quantity of ore and grades must be considered as an estimate only. In addition, the quantity of mineral resources may vary depending on metal prices, which largely determine whether mineral resources are classified as ore (economic to mine) or waste (uneconomic to mine). Current mineral resource estimates were calculated using sales prices of $1,900 per ounce of gold price and $24.50 per ounce of silver. A material decline in the current price of gold or silver or material changes in processing methods or cost assumptions could require a reduction in mineral resource estimates. Any material reductions in estimates of mineral resources, or of the Company’s ability to upgrade these mineral resources to mineral reserves and extract these mineral resources, could have a material adverse effect on the Company’s prospects, and restrict its ability to successfully implement strategies for long-term growth. In addition, the Company cannot provide assurances that gold and silver recoveries experienced in small-scale laboratory tests will be duplicated in larger scale tests under on-site conditions or during production.
The Company has not completed a feasibility study for the proposed processing method for the Hycroft Mine and actual capital costs, operating costs, production, and economic returns may differ significantly from those the Company has anticipated. There are no assurances future advancement activities by the Company, if any, will lead to a favorable feasibility study or profitable mining operations.

The Company completed and issued the 2023 Hycroft TRS which replaced the 2022 Hycroft TRS. The 2023 Hycroft TRS provides an initial assessment of the mineral resource estimate and is not a feasibility study for the Hycroft Mine. Typically, a company will not make a production decision until it has completed a feasibility study. Feasibility studies derive estimates of cash operating costs based upon, among other things:
•anticipated tonnage, grades and metallurgical characteristics of the mineral reserves to be mined and processed;
•anticipated recovery rates of gold and other metals from the mineral reserves;
•cash operating costs of comparable facilities and equipment; and
•anticipated climatic conditions and environmental protection measures.
Completing a feasibility study for the Hycroft Mine will require significant additional work and study to reduce the range of uncertainty associated with the study’s estimates and conclusions. Cash operating costs, production, and economic returns, and other estimates contained in studies or estimates prepared by or for the Company may differ significantly from those anticipated by the Company. In addition, if estimated costs are too high, there may be further delays or a cancellation of advancement at the Hycroft Mine.
There is no certainty that a feasibility study for the Hycroft Mine will be completed or, if completed, that it will result in sufficiently favorable estimates of the economic viability of the Hycroft Mine to justify a construction decision.
The Company may not be able to successfully establish mining operations or profitably produce precious metals.
The Company currently has no commercial mining operations or sustaining revenue from the exploration, development and care and maintenance operations currently conducted at the Hycroft Mine. Mineral exploration and advancement involve a high degree of risk and few properties that are explored are ultimately developed into producing mines. The future advancement of the Hycroft Mine will require obtaining permits and financing and the construction and operation of the mine, processing plants, and related infrastructure. The Company’s ability to establish mining operations or profitably produce precious metals from the Hycroft Mine will be affected by:
•timing and cost, which can be considerable, of the construction of additional mining and processing facilities;
•availability and costs of skilled labor and mining equipment;
•availability and cost of appropriate refining arrangements;
•necessity to obtain additional environmental and other governmental approvals and permits, and the timing of those approvals and permits;
•availability of funds to finance equipment purchases, construction, and advancement activities;
•management of an increased workforce and coordination of contractors;
•potential opposition from non-governmental organizations, environmental groups, or local groups, which may delay or prevent advancement activities; and

•potential increases in construction and operating costs due to changes in the cost of fuel, power, labor, materials and supplies and foreign exchange rates.
It is common in new mining operations to experience unexpected problems and delays during advancement, construction, start-up commissioning, and transition to commercial operations. In addition, delays in the commencement of mineral production often occur. Accordingly, there are no assurances that, if the Company decides to initiate construction or mining activities, that it will be able to successfully establish mining operations or profitably produce gold and silver at the Hycroft Mine.
Industry-Related Risks
The market prices of gold and silver are volatile. A decline in gold or silver prices could result in decreased revenues, decreased net income, increased losses, and decreased cash inflows which may negatively affect the business.
Gold and silver are commodities. Their prices fluctuate and are affected by many factors beyond the Company’s control, including interest rates, expectations regarding inflation, speculation, currency values, central bank activities, governmental decisions regarding the disposal of precious metals stockpiles, global and regional demand and production, political and economic conditions and other factors. The prices of gold and silver, as quoted by The London Bullion Market Association on December 31, 2022 and December 31, 2021, were $1,813.75 and $1,805.85 per ounce for gold, respectively, and $23.945 and $23.085 per ounce for silver, respectively. The prices of gold and silver may decline in the future. A substantial or extended decline in gold or silver prices would adversely impact the Company’s financial position. In addition, sustained lower gold or silver prices may materially adversely affect the Company’s business, including:
•halting, delaying, modifying, or canceling plans for the mining of oxide, transitional, and sulfide ores or the development of new and existing projects;
•reducing existing mineral resources by removing ore from mineral resources that can no longer be economically processed at prevailing prices; and
•causing the Company to recognize an impairment to the carrying values of its long-lived assets.
The Company faces intense competition in the recruitment and retention of qualified employees and contractors.
The mining industry is intensely competitive for employees and contractors, and includes several large established mining companies with substantial mining capabilities and with greater financial and technical resources than the Company’s. The Company competes with other mining companies in the recruitment and retention of qualified managerial and technical employees as well as contractors. If unable to successfully attract and retain qualified employees and contractors, the Company’s exploration and development programs and/or operations may be slowed or suspended, which may materially adversely impact the Company’s financial condition, and results of operations.
The Company cannot be certain that future development activities will be commercially successful.
Substantial expenditures are required to construct and operate the Hycroft Mine including additional equipment and infrastructure that is typically seen in milling and POX operations to allow for extraction of gold and silver from the sulfide mineral resource, to further develop the Hycroft Mine to establish mineral reserves and identify new mineral resources through exploration drilling and analysis. In 2023, the Company expects to continue to advance its POX evaluation reflected in the 2023 Hycroft TRS. In conjunction with the 2023 Hycroft TRS, the Company intends to focus its technical efforts for 2023 on, among other things, (1) completing metallurgical testing including bench top autoclave tests and reviewing the results thereof; (2) following-up on higher grades encountered during the 2021 drill program to improve the overall grade of mineral resources; and (3) assessing the potential to convert material currently considered waste and upgrade inferred material to a higher resource classification in the designed pits through Phase 2 of the 2022-2023 exploration drill program. The Company cannot provide any assurance that an economic process can be developed for the sulfide mineral resource using POX or other similar sulfide extraction processes, that any mineral resources discovered will be in sufficient quantities and grades to justify commercial operations or that the funds required for development can be obtained on a timely or economic basis.
Several factors, including costs, actual mineralization, consistency and reliability of ore grades, and commodity and reagent quantities and prices affect successful project development. The efficient operation of processing facilities, the existence of competent operational management, as well as the availability and reliability of appropriately skilled and experienced consultants also can affect successful project development. The Company can provide no assurance that the development and advancement of the Hycroft Mine sulfide processing operations will result in economically viable mining operations.

The Company’s reliance on third-party contractors and consultants to conduct exploration and development projects exposes the Company to risks.
In connection with the exploration and development of the Hycroft Mine, the Company contracts and engages third party contractors and consultants to assist with aspects of the projects. As a result, the Company is subject to a number of risks, some of which are outside its control, including:
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
In addition, the Company may incur liability to third parties as a result of the actions of contractors or consultants. The occurrence of one or more of these risks could increase the Company’s costs, interrupt or delay exploration or development activities or the ability to access its mineral resources, and materially adversely affect the Company’s liquidity, results of operations and financial position.
A shortage of equipment and supplies and/or the time it takes such items to arrive at the Hycroft Mine could adversely affect the Company’s ability to operate.
The Company is dependent on various supplies and equipment to engage in exploration and development activities. The shortage of supplies, equipment, and parts and/or the time it takes such items to arrive at the Hycroft Mine could have a material adverse effect on the Company’s ability to explore and develop the Hycroft Mine. Such shortages could also result in increased costs and cause delays in exploration and development projects.
Mining development and processing operations pose inherent risks and costs that may negatively impact the Company’s business.
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
These occurrences could result in damage to, or destruction of, the Company’s properties or production facilities, personal injury or death, environmental damage, delays in future mining or processing, increased future production costs, long-lived asset impairments, monetary losses and legal liability, any of which could have a material adverse effect on future development plans, the Company’s ability to raise additional capital, and/or the Company’s financial condition, results of operations and liquidity.

Environmental regulations could require the Company to make significant expenditures or expose the Company to potential liability.
To the extent the Company becomes subject to environmental liabilities, the payment of such liabilities, or the costs that may be incurred, including costs to remedy environmental pollution, would reduce funds otherwise available to the Company and could have a material adverse effect on the Company’s financial condition, results of operations, and liquidity. If unable to fully remedy an environmental violation or release of hazardous substances, the Company might be required to suspend operations or enter into interim compliance measures pending completion of the required remedy or corrective action. The environmental standards that may ultimately be imposed at a mine site can vary and may impact the cost of remediation. Actual remedial costs may exceed the financial accruals that have been made for such remediation. Additionally, the timing of the remedial costs may be materially different from the current remediation plan. The potential exposure may be significant and could have a material adverse effect on the Company’s financial condition and results of operations.
Moreover, governmental authorities and private parties may bring lawsuits based upon damage to property or natural resources and injury to persons resulting from the environmental, health and safety impacts of the Company’s past and current operations, which could lead to the imposition of substantial fines, remediation costs, penalties, injunctive relief and other civil and criminal sanctions. Substantial costs and liabilities, including those required to restore the environment after the closure of mines, are inherent in mining operations. The Company cannot provide any assurance that any such law, regulation, enforcement or private claim will not have a material negative effect on the Company’s business, financial condition or results of operations.
The Company relies upon numerous governmental permits that are difficult to obtain, and the Company may not be able to obtain or renew all of the required permits, or such permits may not be timely obtained or renewed.
In the ordinary course of business, the Company is required to obtain and renew governmental permits for the current limited operations at the Hycroft Mine. Additional governmental permits are needed to accomplish the long-term plans to mine sulfide ores under plans yet to be developed. Obtaining or renewing the necessary governmental permits is a complex and time-consuming process involving costly undertakings by the Company. The duration and success of efforts to obtain and renew permits are contingent upon many variables not within the Company’s control, including the interpretation of applicable requirements implemented by the permitting authority and intervention by third parties in any required environmental review. The Company may be unable to obtain or renew necessary permits on a timely basis or at all, and the cost to obtain or renew permits may exceed the Company’s estimates. Failure to comply with permit terms may result in injunctions, fines, suspension or revocation of permits and other penalties. The Company can provide no assurance that it has been, or will at all times be, in full compliance with all of the terms of its permits or that the Company has all required permits. The costs and delays associated with compliance with these permits and with the permitting process could alter all or a portion of any mine plan proposed in the future, delay or stop the Company from proceeding with the development of the Hycroft Mine or increase the costs of development or production, any or all of which may materially adversely affect the Company’s business, prospects, results of operations, financial condition and liquidity.

Failure to comply with environmental regulations could result in penalties and costs.
While the Company is not conducting active mining operations at the Hycroft Mine, the facilities and prior operations have been and are, and the Company’s future development plans may continue to be, subject to extensive federal and state environmental regulation, including those enacted under the following laws:
•Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended;
•Resource Conservation and Recovery Act of 1976, as amended;
•Clean Air Act of 1963, as amended;
•National Environmental Policy Act of 1970, as amended;
•Clean Water Act of 1972, as amended;
•Safe Drinking Water Act of 1974, as amended;
•Federal Land Policy and Land Management Act of 1976, as amended; and
•Bald and Golden Eagle Protection Act of 1940, as amended.
Additional regulatory authorities may also have or have had jurisdiction over some of the Company’s operations and mining projects including the Environmental Protection Agency, NDEP, the U.S. Fish and Wildlife Service, BLM, and the Nevada Department of Wildlife (“NDOW”).

These environmental regulations require the Company to obtain various permits, approvals and licenses and also impose standards and controls relating to development and production activities. For instance, the Company is required to hold a Nevada Reclamation Permit with respect to the Hycroft Mine. This permit mandates concurrent and post-mining reclamation of mines and requires the posting of reclamation bonds sufficient to guarantee the cost of mine reclamation. Changes to the amount required to be posted for reclamation bonds could materially affect the Company’s financial position, results of operations, cash flows and liquidity. Also, the U.S. Fish and Wildlife Service may designate critical habitat and suitable habitat areas it believes are necessary for survival of a threatened or endangered species. A critical habitat or suitable habitat designation could result in further material restrictions to land use and may materially delay or prohibit land access for development. For example, the Company had to obtain certain permits associated with mining in the area of an eagle habitat. Failure to obtain such required permits or failure to comply with federal and state regulations could also result in delays in beginning or expanding exploration, future operations, incurring additional costs for investigation or cleanup of hazardous substances, payment of penalties for non-compliance or discharge of pollutants, and post-mining closure, reclamation, and bonding, all of which could have a material adverse impact on the Company’s financial performance, results of operations, and liquidity.
Compliance with current and future government regulations may cause the Company to incur significant costs.
Mining operations are subject to extensive federal and state legislation governing matters such as mine safety, occupational health, labor standards, prospecting, exploration, production, exports, toxic and hazardous substances, explosives, management of natural resources, land use, water use, air emissions, waste disposal, environmental review, and taxes. While the Company has ceased mining operations at the Hycroft Mine, continued compliance with these regulations and other legislation relating to regulation obligations with respect to the Hycroft Mine and its future exploration and development could require significant financial outlays to comply with these laws. The enactment of new legislation or more stringent enforcement of current legislation may also increase these costs, which could have a material negative effect on the Company’s financial position, results of operations, and liquidity. The Company can provide no assurances that it will be able to adapt to these regulatory developments on a timely or cost-effective basis. Violations of these laws, regulations and other regulatory requirements could lead to substantial fines, penalties or other sanctions, including possible shutdown of future operations, as applicable.
There are uncertainties as to title matters in the mining industry. Any defects in such title could cause the Company to lose its rights in mineral properties and jeopardize the business.
The Hycroft Mine consists of private mineral rights, leases covering private lands, leases of patented mining claims, and unpatented mining claims. Areas of the Hycroft Mine are unpatented mining claims located on lands administered by the BLM Nevada State office to which the Company has only possessory title. Because title to unpatented mining claims is subject to inherent uncertainties, it is difficult to determine conclusively ownership of such claims. These uncertainties relate to such things as sufficiency of mineral discovery, proper location and posting and marking of boundaries, and possible conflicts with other claims not determinable from descriptions of record. The Company believes a substantial portion of all mineral exploration, development and mining in the United States now occurs on unpatented mining claims, and this uncertainty is inherent in the mining industry.
The present status of the Company’s unpatented mining claims located on public lands allows the Company the right to mine and remove valuable minerals, such as precious and base metals, from the claims conditioned upon applicable environmental reviews and permitting programs. The Company is generally allowed to use the surface of the land solely for purposes related to mining and processing the mineral-bearing ores. However, legal ownership of the land remains with the United States. The Company remains at risk that the mining claims may be forfeited either to the United States or to rival private claimants due to failure to comply with statutory requirements. Prior to 1994, a mining claim locator who was able to prove the discovery of valuable, locatable minerals on a mining claim, and to meet all other applicable federal and state requirements and procedures pertaining to the location and maintenance of federal unpatented mining claims, had the right to prosecute a patent application to secure fee title to the mining claim from the Federal government. The right to pursue a patent, however, has been subject to a moratorium since October 1994, through federal legislation restricting the BLM from accepting any new mineral patent applications. If the Company does not obtain fee title to its unpatented mining claims, the Company can provide no assurance that it will be able to obtain compensation in connection with the forfeiture of such claims.
There may be challenges to title to the mineral properties in which the Company holds a material interest. If there are title defects with respect to any properties, the Company may be required to compensate other persons or perhaps reduce its interest in the affected property. Also, in any such case, the investigation and resolution of title issues would divert management’s time from ongoing business operations.

The Company’s insurance may not cover all of the risks associated with the business.
The mining industry is subject to risks and hazards, including, but not limited to, environmental hazards, industrial accidents, the encountering of unusual or unexpected geological formations, slide-ins, flooding, earthquakes and periodic interruptions due to inclement or hazardous weather conditions. These occurrences could result in damage to, or destruction of, mineral properties, equipment or facilities, personal injury or death, environmental damage, long-lived asset impairments, monetary losses and possible legal liability. Insurance fully covering many of these risks is not generally available to the Company and if it is, the Company may elect not to obtain it because of the high premium costs or commercial impracticality. Any liabilities incurred for these risks and hazards could be significant and could materially and adversely affect the Company’s results of operations, cash flows, and financial condition.
Legislation has been proposed periodically that could, if enacted, significantly affect the cost of mine development on the Company’s unpatented mining claims.
Members of the U.S. Congress have periodically introduced bills which would supplant or alter the provisions of the Mining Law of 1872. Such bills have proposed, among other things, to either eliminate or greatly limit the right to a mineral patent and to impose a federal royalty on production from unpatented mining claims. Such proposed legislation could change the cost of holding unpatented mining claims and could significantly impact the Company’s ability to develop mineralized material on unpatented mining claims. A majority of the Company’s mining claims at the Hycroft Mine are unpatented claims. Although the Company is unable to predict what legislated royalties might be, the enactment of these proposed bills could adversely affect the potential for development of the Company’s unpatented mining claims and the economics of any future mine operations on federal unpatented mining claims. Passage of such legislation could materially adversely affect the Company’s financial performance and results of operations.
Regulations and pending legislation governing issues involving climate change could result in increased operating costs, which could have a material adverse effect on the Company’s business.
A number of governments or governmental bodies have introduced or are contemplating regulatory changes in response to various climate change interest groups and the potential impact of climate change. Legislation and increased regulation regarding climate change could materially increase the Company’s costs, and the costs of its suppliers, for further exploration and development of the Hycroft Mine, including costs related to increased energy requirements, capital equipment, environmental monitoring and reporting and other costs to comply with such regulations. Any adopted future climate change regulations could also negatively impact the Company’s ability to compete with companies situated in areas not subject to such regulations. Given the political significance and uncertainty around the impact of climate change and how it should be dealt with, the Company cannot predict how legislation and regulation will affect its financial condition, operating performance and ability to compete. Furthermore, even without such regulation, increased awareness, and any adverse publicity in the global marketplace about potential impacts on climate change by the Company or other companies in the mining industry could cause reputational harm.
Climate change could have an adverse impact on the Company’s cost of operations.
The potential physical impacts of climate change on the Company’s development activities or future operations are highly uncertain and would be particular to the areas in which the Company operates. These climate changes may include changes in rainfall and storm patterns and intensities, water shortages, and changing temperatures. These changes in climate could materially adversely affect mining operations, including by affecting the moisture levels and pH of ore on leach pads, could materially and adversely affect the cost to construct and operate the Hycroft Mine, and materially and adversely affect the Company’s financial performance and operations.
The on-going effects of the coronavirus pandemic may adversely impact our business and financial condition.
The effects of the COVID-19 pandemic have largely abated. However, the remaining on-going effects are uncertain. In the future, the pandemic could begin worsening again in the U.S. and elsewhere, creating renewed uncertainty. The worsening of the current COVID-19 pandemic could continue to, and future similar epidemics or pandemics could also, materially and negatively impact the Company’s business including without limitation, employee health, workforce productivity, insurance premiums, ability to travel, the availability of industry experts and personnel, restrictions or delays to current and future drill and work programs and/or the timing to process drilling and other metallurgical testing, and other factors that will depend on future developments beyond the Company’s control, which may have a material and adverse effect on its business, financial condition and results of operations. Additionally, the Company’s financial condition and results could be adversely and materially impacted due to pandemic closures or restrictions requested or mandated by governmental authorities, disruption to supply chains, and credit losses when vendors or counterparties fail to satisfy their obligations to the Company.

Business-Related Risks
The Company will need to raise additional capital, but such capital may not be available on favorable terms or at all.
The exploration and development of the Hycroft Mine for mining and processing mineral resources will require significant investment. Failure to obtain sufficient financing may result in the delay or indefinite postponement of exploration, development, or production at the Hycroft Mine. The covenants in the Sprott Credit Agreement could significantly limit the Company’s ability to secure new or additional credit facilities, increase the cost of borrowing, and make it difficult or impossible to raise additional capital on favorable terms or at all.
The Company’s primary future cash requirements for 2023 will be to fund working capital needs, capital and project expenditures, satisfying debt service required under the Sprott Credit Agreement, and other corporate expenses so the Company can continue to develop the Hycroft Mine by conducting targeted exploration drilling and completing the necessary technical studies to determine the likely timeline to bring the sulfide mineral resources into commercial scale operation. As of December 31, 2022, the Company had unrestricted cash of $142.0 million. Stockholders are cautioned that expectations regarding the Company’s liquidity and capital resources are based on a number of assumptions that are believed to be reasonable but could prove to be incorrect. For example, the Company’s expectations are based on assumptions regarding commodity prices, anticipated costs and other factors that are subject to a number of risks, many of which are beyond the Company’s control. If the Company’s assumptions prove to be incorrect, it may require additional financing sooner than expected to continue to operate the business, which may not be available on favorable terms or at all and which could have a material adverse effect on the Company’s results of operations, financial condition, and liquidity.
If the Company loses key personnel or is unable to attract and retain additional personnel, the Company may be unable to develop the business.
The Company’s development in the future will be highly dependent on the efforts of key management employees, specifically, Diane Garrett, its President and Chief Executive Officer, Stanton Rideout, its Executive Vice President and Chief Financial Officer, and other key employees the Company may hire in the future. The Company will need to recruit and retain other qualified managerial and technical employees to build and maintain its operations. If the Company is unable to successfully recruit and retain such persons, the Company’s development and growth plans could be significantly curtailed.
The Sprott Credit Agreement imposes significant operating and financial restrictions that may limit the Company’s ability to operate its business.
The Sprott Credit Agreement imposes significant operating and financial restrictions on the Company and its restricted subsidiaries. These restrictions limit the Company’s ability and the ability of restricted subsidiaries to, among other things, as applicable:
•incur additional debt;
•pay dividends or make other restricted payments, including certain investments;
•create or permit certain liens;
•sell assets;
•engage in certain transactions with affiliates; and
•consolidate or merge with or into other companies, or transfer all or substantially all of the Company’s assets or the assets of its restricted subsidiaries.
These restrictions could limit the Company’s ability to finance future operations or capital needs, make acquisitions or pursue available business opportunities.
In addition, the Sprott Credit Agreement requires the Company to comply with a number of customary covenants, including:
•covenants related to the delivery of monthly, quarterly and annual consolidated financial statements, budgets and annual projections;
•maintaining required insurance;
•compliance with laws (including environmental);
•compliance with Employee Retirement Income Security Act of 1974, as amended (“ERISA”);
•maintenance of ownership of 100% of the Hycroft Mine;

•restrictions on consolidations, mergers or sales of assets;
•limitations on liens;
•limitations on issuance of certain equity interests;
•limitations on issuance of additional indebtedness;
•limitations on transactions with affiliates; and
•other customary covenants.
The Company has received several waivers to date from covenant obligations under the Sprott Credit Agreement. The Company can make no assurances that it will satisfy these covenants or that its lenders will continue to waive any future failure to do so. A breach of any of the covenants under the Sprott Credit Agreement could result in a default. See Note 10 – Debt, Net to the Notes to the Financial Statements for further information. If a default occurs under the Sprott Credit Agreement and/or the Royalty Agreement among the Company, Hycroft Resources and Development, LLC, a wholly owned subsidiary of the Company, and Sprott Private Resource Lending II (CO) Inc. (the “Sprott Royalty Agreement”), the lenders could elect to declare the debt, together with accrued interest and other fees, to be immediately due and payable and proceed against the collateral securing that debt, which, in the case of the Sprott Credit Agreement and the Sprott Royalty Agreement, constitutes all or substantially all of the Company’s assets.
The Company’s substantial indebtedness could adversely affect its financial condition.
As of December 31, 2022, the Company had substantial outstanding indebtedness under the Sprott Credit Agreement and the Subordinated Notes. Subject to the limits and terms contained in the Sprott Credit Agreement, if the Company is unable to incur additional debt or grant additional security interests from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes, then the risks related to the Company’s high level of debt could intensify. This high level of debt and royalty payment obligations could:
•make it more difficult for the Company to satisfy obligations with respect to its outstanding debt;
•require a substantial portion of the Company’s cash flows to be dedicated to debt service and/or royalty payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions and other general corporate purposes;
•limit the Company’s ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements;
•increase vulnerability to commodity price volatility, including increases in prices of commodities the Company purchases and decreases in prices of gold and silver that the Company sells, each as part of operations, general adverse economic and industry conditions;
•limit flexibility in planning for and reacting to changes in the industry in which the Company competes;
•place the Company at a disadvantage compared to other, less leveraged competitors; and
•increase the Company’s cost of borrowing.
Any of the above-listed factors could have an adverse effect on the Company’s business, financial condition and results of operations, the Company’s ability to meet payment obligations under the debt, and the price of the Company’s common stock. The Sprott Credit Agreement contains restrictive covenants that limit the Company’s ability to engage in activities that may be in the Company’s long-term best interests. Failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of nearly all of the Company’s debt.
If the Company defaults on its obligations to pay any of its indebtedness or otherwise defaults under the agreements governing the indebtedness, lenders could accelerate such debt and the Company may be subject to restrictions on the payment of other debt obligations or cause a cross-acceleration.
Any default under the agreements governing the Company’s indebtedness that is not waived by the required lenders or holders of such indebtedness, and the remedies sought by the holders of such indebtedness, could prevent the Company from paying principal, premium, if any, and interest on other debt instruments. If unable to generate sufficient cash flow or otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on indebtedness and royalty payment obligations, or if otherwise fail to comply with the various covenants in any agreement governing the indebtedness, the Company would be in default under the terms of the agreements governing such indebtedness and other indebtedness under the cross-default and cross-acceleration provisions of such agreements. In the event of such default:

•the lenders or holders of such indebtedness could elect to terminate any commitments thereunder, declare all the funds borrowed thereunder due and payable and, if not promptly paid, in the case of the Company’s secured debt, institute foreclosure proceedings against company assets; and
•even if the lenders or holders do not declare a default, they may be able to cause all of the Company’s available cash to be used to repay indebtedness owed to them.
As a result of such default and any actions the lenders may take in response thereto, the Company could be forced into bankruptcy or liquidation.
The Company may not have sufficient cash or may not be able to generate sufficient cash to service outstanding indebtedness and may be forced to take other actions to satisfy indebtedness obligations, which may not be successful.
The Company’s ability to make scheduled payments on its debt, including pursuant to the Sprott Credit Agreement and Subordinated Notes, and royalty obligations or refinance debt obligations (if necessary) depends on its financial condition, which is subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond the Company’s control, including the market prices of gold and silver. The Company may be unable to maintain a level of cash flow sufficient to permit it to pay the principal, premium, if any, and interest on the Company’s indebtedness and royalty obligations.
If cash flows and capital resources are insufficient to fund the Company’s debt service obligations and royalty obligations, it could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets, seek additional debt or equity capital or restructure or refinance indebtedness. The Company may be unable to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow the Company to meet its scheduled debt service obligations. The Sprott Credit Agreement restricts the Company’s ability to dispose of assets and use the proceeds from those dispositions and may also restrict the ability to raise debt to be used to repay other indebtedness when it becomes due. The Company may be unable to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service and royalty payment obligations then due.
The Company’s inability to generate sufficient cash flows to satisfy its debt and royalty obligations, or to refinance indebtedness on commercially reasonable terms or at all, would materially and adversely affect the Company’s financial position and results of operations and the ability to satisfy its obligations.
If the Company cannot make scheduled payments on its debt, it will be in default and the lenders under the Sprott Credit Agreement and the Sprott Royalty Agreement could foreclose against the assets securing its borrowings and the Company could be forced into bankruptcy or liquidation.
Land reclamation requirements for the Hycroft Mine may be burdensome and expensive and include requirements that the Company provide financial assurance supporting those requirements.
Land reclamation requirements are generally imposed on companies with mining operations to minimize long-term effects of land disturbance. Reclamation may include requirements to control dispersion of potentially deleterious effluents, treat ground and surface water to drinking water standards, and reasonably re-establish pre-disturbance landforms and vegetation.
To carry out reclamation obligations imposed on the Company in connection with its activities at the Hycroft Mine, the Company must allocate financial resources that might otherwise be spent on further development programs. The Company has established a provision for its reclamation obligations on the Hycroft Mine, as appropriate, but this provision may be inadequate. If required to carry out unanticipated reclamation work, the Company’s financial position could be adversely affected.
The Company is also required by U.S. federal and state laws and regulations to provide financial assurance sufficient to allow a third party to implement approved reclamation plans for the Hycroft Mine if the Company is unable to do so. Third party financial assurances may not be available to the Company or the Company may elect not to obtain it because of the high costs, associated collateral requirements may be too expensive, or it may be commercially impractical, which could materially adversely affect the Company’s financial position.

Future litigation or similar legal proceedings could have a material adverse effect on the Company’s business and results of operations.
Lawsuits and other administrative or legal proceedings may arise in the course of the Company’s operations. The Company may also face heightened regulatory or other public scrutiny as a result of going public via a transaction with a special purpose acquisition company. These sorts of lawsuits or proceedings can involve substantial costs, including the costs associated with investigation, litigation and possible settlement, judgment, penalty or fines. In addition, lawsuits and other legal proceedings may be time-consuming and may require a commitment of management and personnel resources that will be diverted from the Company’s normal business operations. Although the Company generally maintains insurance to mitigate certain costs, there can be no assurance that costs associated with lawsuits or other legal proceedings will not exceed the limits of the Company’s insurance policies. Moreover, the Company may be unable to continue to maintain its existing insurance policies at a reasonable cost, if at all, or to secure additional coverage, which may result in costs associated with lawsuits and other legal proceedings being uninsured. The Company’s business, financial condition, and results of operations could be adversely affected if a judgment, penalty or fine is not fully covered by insurance.
The Company is dependent upon information technology systems that are subject to disruption, damage, failure, and risks associated with implementation and integration.
The Company is dependent upon information technology systems to conduct its operations. The information technology systems are subject to disruption, damage or failure from a variety of sources, including, without limitation, computer viruses, security breaches, cyber-attacks, natural disasters and defects in design. Cybersecurity incidents are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in systems, extortion to prevent or the unauthorized release of confidential or otherwise protected information and the corruption of data. Given the unpredictability of the timing, nature and scope of information technology disruptions, the Company could potentially be subject to operational downtimes, operational delays, extortion, the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, other manipulation or improper use of systems and networks or financial losses from remedial actions, any of which could have a material adverse effect on the Company’s cash flows, financial condition or results of operations.
The Company could also be adversely affected by system or network disruptions if new or upgraded information technology systems are defective, not installed properly or not properly integrated into its operations. System modification failures could have a material adverse effect on the Company’s operations, financial position and results of operations and could, if not successfully implemented, adversely impact the effectiveness of the Company’s internal controls over financial reporting.
The two largest stockholders of the Company can exert significant influence over matters submitted to stockholders for approval, which could delay or prevent a change in corporate control or result in the entrenchment of management or the Board of Directors, possibly conflicting with the interests of the Company’s other stockholders.
As of March 27, 2023, 2176423 Ontario Limited, an entity affiliated with Eric Sprott (“Eric Sprott”) and American Multi-Cinema, Inc. (“AMC”) owned approximately 9% and 12%, respectively, of the Company’s outstanding voting securities, respectively, and each have the right to acquire 23,408,240 additional shares, respectively, of common stock upon the exercise of warrants held by them. In addition, AMC has the right to receive an additional 61,189 shares of common stock upon vesting of restricted stock units granted to AMC for their Board of Directors representative. Because of their significant stockholdings, each of Eric Sprott and AMC could exert significant influence in determining the outcome of corporate actions requiring stockholder approval and otherwise influence the business. This influence could have the effect of delaying or preventing a change in control of the Company or entrenching management or the Board of Directors, which could conflict with the interests of other stockholders and, consequently, could adversely affect the market price of the Company’s common stock.
Risks related to the Company’s Common Stock and Warrants
The market prices and trading volume of shares of the Company’s common stock have recently experienced, and may continue to experience, extreme volatility, which could cause purchasers of the Company’s common stock to incur substantial losses.
The market prices and trading volume of shares of the Company’s common stock have recently experienced, and may continue to experience, extreme volatility, which could cause purchasers to incur substantial losses. For example, during 2022, the market price of the Company’s common stock fluctuated from an intra-day low of $0.28 per share on March 2, 2022 to an intra-day high of $3.10 on March 29, 2022, and the last recorded sales price of the Company’s common stock on Nasdaq on March 27, 2023 was $0.3852 per share.

•During the three months ended March 31, 2022, for example, daily trading volume ranged from approximately 78,900 to 386,186,700 shares. Within the month of March 2022, the market price of the Company’s common stock fluctuated from an intra-day low of $0.28 on March 2, 2022 to an intra-day high of $3.10 on March 29, 2022.
•The Company believes the historical volatility may reflect market and trading dynamics unrelated to the Company’s underlying business, or macro or industry fundamentals, and it is unknown how long these dynamics will last. Under the circumstances investing in the Company’s common stock may cause stockholders to incur the risk of losing all or a substantial portion of their investment.
•Extreme fluctuations in the market price of the Company’s common stock has been accompanied by reports of strong and atypical retail investor interest, including on social media and online forums. The market volatility and trading patterns the Company has experienced creates several risks for stockholders, including the following:
◦the market price of the Company’s common stock has experienced and may experience in the future rapid and substantial increases or decreases unrelated to the Company’s financial performance or prospects, or macro or industry fundamentals, and substantial increases may be significantly inconsistent with the risks and uncertainties the Company continues to face;
◦factors in the public trading market for the Company’s common stock include the sentiment of retail investors (including as may be expressed on financial trading and other social media sites and online forums), the direct access by retail investors to broadly available trading platforms, the amount and status of short interest in the Company’s securities, access to margin debt, trading in options and other derivatives on the Company’s common stock and any related hedging and other trading factors;
◦the Company’s market capitalization, as implied by various trading prices, currently reflects valuations that diverge significantly from those seen prior to recent volatility, and to the extent these valuations reflect trading dynamics unrelated to the Company’s financial performance or prospects, purchasers of its common stock could incur substantial losses if there are declines in market prices driven by a return to earlier valuations; and
◦to the extent volatility in the Company’s common stock is caused, as has widely been reported, by a “short squeeze” in which coordinated trading activity causes a spike in the market price of its common stock as traders with a short position make market purchases to avoid or to mitigate potential losses,stockholders purchase at inflated prices unrelated to the Company’s financial performance or prospects, and may thereafter suffer substantial losses as prices decline once the level of short-covering purchases has abated.
The market price of the Company’s shares of common stock and publicly-traded warrants may fluctuate widely.
The trading price of the Company’s common stock and warrants listed for trading may fluctuate substantially and may be lower than their current prices. The market prices and trading volume of shares of the Company’s common stock have experienced, and may experience in the future, extreme volatility, which could cause purchasers of the Company’s common stock to incur substantial losses. The Company may continue to incur rapid and substantial increases or decreases in its stock price in the foreseeable future that may not coincide in timing with the disclosure of news or developments by or affecting the Company. Accordingly, the market price of shares of the Company’s common stock may fluctuate dramatically, and may decline rapidly, regardless of any developments in the Company’s business. Overall, there are various factors, many of which are beyond the Company’s control, that could negatively affect the market price of the Company’s common stock or result in fluctuations in the price or trading volume of the Company’s common stock, including:
•publication of research reports by analysts or others about the Company or the precious metals market, which may be unfavorable, inaccurate, inconsistent or not disseminated on a regular basis;
•changes in market interest rates that may cause purchasers of shares of the Company’s common stock to demand a different yield;
•changes in market valuations of similar companies;
•market reaction to any additional equity, debt or other securities that the Company may issue in the future, and which may or may not dilute the holdings of existing stockholders;
•actual or anticipated variations in the Company’s annual or quarterly results of operations;
•additions or departures of key personnel or Board of Directors members;
•actions by institutional or significant stockholders;
•short interest in the Company’s stock and the market response to such short interest;
•the dramatic increase in the number of individual holders of the Company’s stock and their participation in social media platforms targeted at speculative investing;

•speculation in the press or investment community about the Company or industry;
•strategic actions by the Company or its competitors, such as acquisitions or other investments;
•the ongoing impacts and developments relating to the COVID-19 pandemic;
•legislative, administrative, regulatory or other actions affecting the Company or industry;
•investigations, proceedings, or litigation that involve or affect the Company; and
•general market, economic and political conditions, such reductions in precious metals prices, increases in fuel and other commodity prices used in business operations, currency fluctuations, and acts of war or terrorism.
In addition, in the past, following periods of volatility in the overall market and the market prices of particular companies’ securities, securities class action litigations have often been instituted against these companies. Litigation of this type, if instituted against the Company, could result in substantial costs and a diversion of management’s attention and resources. Any adverse determination in any such litigation or any amounts paid to settle any such actual or threatened litigation could require the Company to make significant payments.
You may experience dilution as a result of future equity offerings.
On March 14, 2022, the Company entered into definitive agreements to issue 46,816,480 units in a private placement, with each unit consisting of one share of the Company’s common stock and one warrant to purchase one share of common stock. In addition, the Company conducted an “at-the-market” registered public offering in which it sold 89,553,584 additional shares of common stock. The private placement and the “at-the-market” registered public offering substantially increased the number of issued and outstanding shares of common stock. In the future, the Company may issue additional shares of common stock to raise cash to bolster the Company’s liquidity, to pay indebtedness, for working capital, to finance strategic initiatives and future acquisitions or for other purposes. The Company may also issue securities convertible into, or exchangeable for, or that represent the right to receive, shares of common stock. The Company may also acquire interests in other companies or other assets by using a combination of cash and shares of common stock or using only shares of common stock. The Company may sell shares or other securities in any other offering at a price per share that is less than the prices per share paid by stockholders, and stockholders purchasing shares or other securities in the future could have rights superior to existing stockholders. The price per share at which the Company sells additional shares of common stock, or securities convertible into, exercisable or exchangeable for shares of common stock, in future transactions may be higher or lower than the prices per share paid by stockholders. Additional equity offerings may dilute the holdings of existing stockholders or reduce the market price of the Company’s common stock, or both. Any of these events may dilute the ownership interests of current stockholders, reduce earnings per share or have an adverse effect on the price of shares of the Company’s common stock. Further, sales of substantial amounts of the Company’s common stock, or the perception that these sales could occur, could have a material adverse effect on the price of the Company’s common stock.
A “short squeeze” due to a sudden increase in demand for shares of the Company’s common stock that largely exceeds supply and/or focused investor trading in anticipation of a potential short squeeze have led to, may be currently leading to, and could again lead to, extreme price volatility in shares of the Company’s common stock.
Stockholders may purchase shares of the Company’s common stock to hedge existing exposure or to speculate on the price of the Company’s common stock. Speculation on the price of the Company’s common stock may involve long and short exposures. To the extent aggregate short exposure exceeds the number of shares of common stock available for purchase on the open market, stockholders with short exposure may have to pay a premium to repurchase shares of the Company’s common stock for delivery to lenders of the Company’s common stock. Those repurchases may, in turn, dramatically increase the price of shares of the Company’s common stock until additional shares are available for trading or borrowing. This is often referred to as a “short squeeze.” A short squeeze and/or focused investor trading in anticipation of a short squeeze have led to, and could again lead to volatile price movements in shares of the Company’s common stock that may be unrelated or disproportionate to the Company’s financial performance or prospects and, once stockholders purchase the shares of the Company’s common stock necessary to cover their short positions, or if investors no longer believe a short squeeze is viable, the price of the Company’s common stock may rapidly decline. Stockholders that purchase shares of the Company’s common stock during a short squeeze may lose a significant portion of their investment. The Company cautions stockholders against investing in the Company’s common stock, unless stockholders are prepared to incur the risk of losing all or a substantial portion of their investment.

There can be no assurance that the Company’s proposed reverse stock split will increase the price of the Company’s common stock.
At the annual meeting of the Company’s stockholders to be held on May 24, 2023, the Company will ask stockholders to approve (among other proposals) a proposal to approve the amendment of the Company’s Second Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), to effectuate a reverse stock split of the Company’s outstanding shares of common stock, at a ratio of no less than 1-for-10 and no more than 1-for-25, with such ratio to be determined at the sole discretion of the Board, and with such action to be effected at such time and date, if at all, as determined by the Board of Directors (the “Reverse Stock Split”).
The Company expects that the Reverse Stock Split will increase the per share trading price of the Company’s common stock. However, the effect of the Reverse Stock Split on the per share trading price of the Company’s common stock cannot be predicted with any certainty, and the history of reverse stock splits for other companies is varied. It is possible that the per share trading price of the common stock after the Reverse Stock Split will not increase in the same proportion as the reduction in the number of the Company’s outstanding shares of common stock following the Reverse Stock Split. In addition, although the Company believes the Reverse Stock Split may enhance the marketability of the Company’s common stock to certain potential investors, there can be no assurance that, if implemented, the Company’s common stock will be more attractive to investors. Even if the Reverse Stock Split is implemented, the per share trading price of the Company’s common stock may decrease due to factors unrelated to the Reverse Stock Split, including the Company’s future performance. If the Reverse Stock Split is consummated and the per share trading price of the common stock declines, the percentage decline as an absolute number and as a percentage of our overall market capitalization may be greater than would occur in the absence of the Reverse Stock Split. Despite approval of the Reverse Stock Split by the Company’s stockholders and the implementation thereof by the Board of Directors, there is no assurance that the price of the Company’s common stock would be, or remain, following the Reverse Stock Split at a level high enough to enable us the Company to comply with the Minimum Bid Price Requirement or to attract capital investment in the Company.
The proposed Reverse Stock Split may decrease the liquidity of the Company’s common stock and result in higher transaction costs.
The liquidity of the Company’s common stock may be negatively impacted by the Reverse Stock Split, given the reduced number of shares that will be outstanding after the Reverse Stock Split, particularly if the per share trading price does not increase as a result of the Reverse Stock Split. In addition, if the Reverse Stock Split is implemented, it may increase the number of stockholders who own “odd lots” of fewer than 100 shares of common stock. Brokerage commissions and other costs of transactions in odd lots are generally higher than the costs of transactions of more than 100 shares of common stock. Accordingly, the Reverse Stock Split may not result in increasing the marketability of the Company’s common stock.
Information available in public media that is published by third parties, including blogs, articles, online forums, message boards and social and other media may include statements not attributable to the Company and may not be reliable or accurate.
The Company has received, and may in the future receive, a high degree of media coverage that is published or otherwise disseminated by third parties, including blogs, articles, online forums, message boards and social and other media. This includes coverage that is not attributable to statements made by the Company’s directors, officers or employees. Investors should read carefully, evaluate and rely only on the information contained in documents filed by the Company with the SEC in determining whether to purchase shares of the Company’s common stock. Information provided by third parties may not be reliable or accurate and could materially impact the trading price of the Company’s common stock which could cause stockholders to incur losses on their investments.
Increases in market interest rates may cause potential investors to seek higher returns and therefore reduce demand for the Company’s common stock, which could result in a decline in the Company’s stock price.
One of the factors that may influence the price of the Company’s common stock is the return on the Company’s common stock (i.e., the amount of distributions as a percentage of the price of the Company’s common stock) relative to market interest rates. An increase in market interest rates, which are currently at low levels relative to historical rates, may lead prospective purchasers of the Company’s common stock to expect a return, which the Company may be unable or choose not to provide. Further, higher interest rates would likely increase the Company’s borrowing costs and potentially decrease the cash available. Thus, higher market interest rates could cause the market price of the Company’s common stock to decline.

Volatility in the price of the Company’s common stock may subject it to securities litigation.
As discussed above, historically, the market for the Company’s common stock has been characterized by significant price volatility when compared to seasoned issuers, and the Company expects that its share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. The Company may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.
The Company does not anticipate paying common stock dividends in the foreseeable future.
The Company currently plans to invest all available funds and future cash flows, if any, in the development and growth of its business. The Company has never paid dividends on its common stock and currently has no plans to do so. The Company’s debt agreements contain provisions that restrict its ability to pay dividends. As a result, a rise in the market price of the Company’s common stock, which is uncertain and unpredictable, is the only source of potential gain for the foreseeable future and stockholders should not rely on an investment in the Company’s common stock for dividend income.
Future offerings of debt, which would be senior to the Company’s common stock upon liquidation, and/or preferred equity securities, which may be senior to its common stock for purposes of distributions or upon liquidation, could adversely affect the market price of its common stock.
In the future, the Company may attempt to increase capital resources by making additional offerings of debt or preferred equity securities, including convertible or non-convertible senior or subordinated notes, convertible or non-convertible preferred stock, medium-term notes and trust preferred securities. Upon liquidation, holders of the Company’s debt securities and shares of preferred stock and lenders with respect to other borrowings will receive distributions of available assets prior to the holders of common stock. In addition, any preferred stock the Company may issue could have a preference on liquidating distributions or a preference on distribution payments that could limit the Company’s ability to make a distribution to the holders of its common stock. Since the Company’s decision to issue securities in any future offering will depend on market conditions and other factors beyond its control, the Company cannot predict or estimate the amount, timing, or nature of future offerings. Thus, stockholders bear the risk of future offerings reducing the market price of the Company’s common stock.
The Company received a delisting notice from the Nasdaq Stock Market and the Company’s common stock and warrants could be delisted from trading unless the common stock price trades above $1.00 per share.
As previously disclosed, on October 3, 2022, the Company received notice (the “Notice”) from the Nasdaq Stock Market LLC (“Nasdaq”) that the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2), as the minimum bid price of our common stock had been below $1.00 per share for 30 consecutive business days. The Notice had no immediate effect on the listing of the Company’s common stock, which continues to trade at this time on the Nasdaq Capital Market under the symbol “HYMC.” In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has 180 calendar days, or until April 3, 2023, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for at least ten consecutive business days during this 180-calendar day period. In the event the Company does not regain compliance by April 3, 2023, the Company may be eligible for an additional 180 calendar day grace period if it meets the continued listing requirement for market value of publicly held shares ($1 million) and all other initial listing standards for the Nasdaq Capital Market, with the exception of the minimum bid price, and provide written notice to Nasdaq of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split. The Company’s Board of Directors has approved an amendment to the Company’s certificate of incorporation that would effect a reverse stock split. The amendment must be approved by stockholders. The Company expects to submit the amendment to stockholders at its annual meeting of stockholders to be held on May 24, 2023.
If the Company does not regain compliance within the allotted compliance period(s), Nasdaq will provide notice that the Company’s common stock will be subject to delisting from the Nasdaq Capital Market. In that event, the Company may appeal such delisting determination to a hearings panel. Further, if the Company does regain compliance, the Company cannot provide assurance that the trading price of its common stock will not fall below $1.00 per share for a period of 30 consecutive trading days and that it will not receive another notice that it was not in compliance with the $1.00 minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on the Nasdaq Capital Market or that it will be able to regain compliance with the minimum bid price requirement, even if it maintains compliance with the other listing requirements.

There is no guarantee that the Company’s outstanding warrants will ever be in the money, and they may expire worthless.
The Company’s outstanding warrants have a strike price that is higher than the last recorded sales price of the Company’s common stock on Nasdaq on March 27, 2023. Specifically, the Company has 34,289,898 warrants outstanding that expire on May 29, 2025 that entitle holders to purchase one share of the Company’s common stock at an exercise price of $11.50, 9,583,334 warrants outstanding that expire on October 6, 2025 that entitle holders to purchase one share of the Company’s common stock at an exercise price of $10.50 per share and 46,816,480 warrants outstanding that expire on March 15, 2027 that entitle holders to purchase one share of the Company’s common stock at an exercise price of $1.068 per share.
Certain of the Company’s warrants are being accounted for as a warrant liability and are recorded at fair value with changes in fair value each period reported in earnings, which could increase the volatility in the Company’s net income (loss) and may have an adverse effect on the market price of the Company’s common stock.
In addition to other securities, warrants to purchase shares of the Company’s common stock were issued in a private placement to the SPAC sponsor and underwriter (the “5-Year Private Warrants”) in the aggregate amount of 7,740,000 shares of common stock at an exercise price of $11.50 per share on May 29, 2020, and concurrently with the closing of the Recapitalization Transaction, as part of a forward purchase unit offering, the Company issued an additional 2,500,000 5-Year Private Warrants to the SPAC sponsor at an exercise price of $11.50 per share.
The Company determined that the 5-Year Private Warrants are a liability required to be marked-to-market with the non-cash fair value adjustments recorded in earnings at each reporting period. Changes in the trading price of the Company’s common stock and the fair value of the 5-Year Private Warrants could result in significant volatility in the warrant liability and net income (loss) in the Company’s Consolidated Statements of Operations. Once the 5-Year Private Warrants are sold to a third-party, they are classified as public warrants and are no longer marked-to-market.
Anti-takeover provisions contained in the Company’s charter and bylaws, as well as provisions of Delaware law, could impair a takeover attempt.
The Company’s charter contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. The Company is also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together, these provisions may make it more difficult to remove management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for the Company’s securities. These provisions include:
•no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•the right of the Company’s Board of Directors to appoint a director to fill a vacancy created by the expansion of the Board of Directors or the resignation, death or removal of a director in certain circumstances, which prevents stockholders from being able to fill vacancies on the Company’s Board of Directors;
•a prohibition on stockholders calling a special meeting and the requirement that a meeting of stockholders may only be called by members of the Company’s Board of Directors, which may delay the ability of stockholders to force consideration of a proposal or to take action, including the removal of directors;
•the ability of the Company’s Board of Directors to determine whether to issue shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
•limiting the liability of, and providing indemnification to, the directors and officers; and
•advance notice procedures that stockholders must comply with in order to nominate candidates to the Company’s Board of Directors or to propose matters to be acted upon at a meeting of stockholders, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of the Company.
The Company is an “emerging growth company” and a “smaller reporting company,” and the applicable reduced disclosure requirements may make the Company’s common stock less attractive to stockholders.
The Company qualifies as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”). As such, the Company elected to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, (ii) the exemptions from say-on-pay, say-on-

frequency and say-on-golden parachute voting requirements and (iii) reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements. As a result, the Company’s stockholders may not have access to certain information they deem important. The Company will remain an emerging growth company until the earliest of (i) the last day of the fiscal year (a) following February 12, 2023, the fifth anniversary of the IPO, (b) in which the Company has total annual gross revenue of at least $1.07 billion or (c) in which the Company is deemed to be a large accelerated filer, which means the market value of its common stock held by non-affiliates exceeds $700 million as of the last business day of the Company’s prior second fiscal quarter, and (ii) the date on which the Company has issued more than $1.0 billion in non-convertible debt during the prior three-year period.
In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as the Company qualifies as an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
The Company is also a “smaller reporting company”, and will remain a smaller reporting company until the fiscal year following the determination that the Company’s voting and non-voting common stock held by non-affiliates is $250 million or more measured on the last business day of the second fiscal quarter, or the Company’s annual revenues are $100 million or more during the most recently completed fiscal year and the voting and non-voting common stock held by non-affiliates is $700 million or more measured on the last business day of the second fiscal quarter. Similar to emerging growth companies, smaller reporting companies are able to provide simplified executive compensation disclosure and have certain other reduced disclosure obligations, including, among other things, being required to provide only two years of audited consolidated financial statements. The Company’s stockholders may find its common stock less attractive as a result of the status as an “emerging growth company” and “smaller reporting company” and the Company’s reliance on the reduced disclosure requirements afforded to these companies.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
The Company’s sole property is the Hycroft Mine. The Hycroft Mine is an existing gold and silver operation located 54 miles northwest of Winnemucca in Humboldt County and Pershing County, Nevada. The Hycroft Mine is accessible via Nevada State Route 49 (Jungo Road), an all-weather, unpaved road that is maintained by Humboldt County and the Company. A major east–west railway runs immediately adjacent to the property.
The Hycroft Mine straddles Townships 34, 35, 35½ and 36 North and Ranges 28, 29 and 30 East (MDB&M) with an approximate latitude 40°52’ north and longitude 118°41’ west. The mine is situated on the western flank of the Kamma Mountains on the eastern edge of the Black Rock Desert.
The Hycroft Mine consists of 30 private parcels with patented claims that comprise approximately 1,787 acres, and 3,247 unpatented mining claims that encompass approximately 62,298 acres. The combined patented and unpatented claims comprise approximately 64,085 acres.
Existing facilities on-site include two administration buildings, a mobile maintenance shop, a light vehicle maintenance shop, a warehouse, three Heap Leach Pads – Crofoot, North, and Brimstone – primary, secondary and tertiary crushing systems, two Merrill-Crowe process plants and a refinery. Slopes on the historic Crofoot Heap Leach Pad are being re-graded in accordance with the reclamation plan approved by the BLM. It is considered that the other existing components of the mine property may be utilized for future development. The Hycroft Mine operates under permit authorizations from the BLM, NDEP, NDOW, Nevada Department of Water Resources (“NDWR”), and County agencies.

Hycroft Technical Report Summary
On March 28 2023, the Company, along with its third-party consultants, completed and filed the 2023 Hycroft TRS prepared in accordance with the Modernization Rules. The 2023 Hycroft TRS provides an initial assessment of the mineral resource estimate utilizing a milling and POX process for sulfide mineralization and heap leaching process for oxide and transition mineralization. As a result of additional information, including historical assay certificates and drilling results obtained during 2022 and included in the 2023 Hycroft TRS, the 2023 Hycroft TRS supersedes and replaces the 2022 Hycroft TRS. Accordingly, the 2022 Hycroft TRS should no longer be relied upon. In addition, see the sections entitled “Cautionary Note to U.S. Investors Regarding Mineral Resources”, “Cautionary Note Regarding Forward-Looking Statements”, and “Risk Factors” when reviewing the information set forth in this Section.
The information that follows relating to the Hycroft Mine is derived, for the most part, from, and in some instances is an extract from, the 2023 Hycroft TRS. Portions of the following information are based on assumptions, qualifications and procedures that are not fully described herein. Reference should be made to the full text of the 2023 Hycroft TRS, incorporated herein by reference as Exhibit 96.1 to this 2022 Form 10-K and made a part hereof.
During 2022, the Company, together with its consultants, continued to advance work on the mill and POX process to treat the Hycroft sulfide mineral resource. The mill and POX process remains the focus of ongoing work, as it generates higher gold and silver recoveries in sulfide bearing ores. Recoveries become a critical factor in developing and optimizing the mineral economics of the deposit. POX recoveries will be further verified with ore-specific variability testing. As that work progressed in 2022, the Company continued to identify additional opportunities that may yield significant economic benefits to the project.
Upon furnishing the 2023 Hycroft TRS, the Hycroft Mine had measured and indicated mineral resources of 10.6 million ounces of gold and 360.7 million ounces of silver and inferred mineral resources of 3.4 million ounces of gold and 96.1 million ounces of silver, which are contained in oxide, transitional, and sulfide ores.
Overview and Highlights
The 2023 Hycroft TRS summarizes the results of an initial assessment and supports the disclosure of mineral resources at the Hycroft Mine utilizing a milling and POX process for sulfide mineralization and heap leaching process for oxide and transition mineralization. The work has been prepared at the request of the Company and completed by third-party consultants including Ausenco, IMC, and WestLand. Employees of IMC and Ausenco who have worked on and approved this mineral resource estimate are Qualified Persons as defined under the Modernization Rules.
After evaluating the information obtained, and carefully considering the numerous and significant opportunities developed during the assessment process that warrant follow-up analysis and work, coupled with the highly inflationary environment for equipment and cost inputs, the Company filed the 2023 Hycroft TRS. The 2023 Hycroft TRS supersedes all previous technical studies. The Company will continue to build on the work to date and investigate opportunities identified through progressing the technical and data analyses leading up to the 2023 Hycroft TRS and will provide an updated technical report at an appropriate time.
The mineral resource is based upon information provided by the Company which has been checked and validated wherever possible by IMC. The calculations and interpretations presented here are the work of IMC, who takes responsibility for the published mineral resource.
Hycroft Mine
For a detailed discussion of the Hycroft Mine’s operating and production data, see Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Hycroft Mine.
The Hycroft Mine and related facilities are located approximately 54 miles northwest of Winnemucca, Nevada. Winnemucca, a city with a population of approximately 8,431 (2020 Census data), is a commercial community on Interstate 80, 164 miles northeast of Reno. The mine property straddles Townships 34, 35, 351∕2 and 36 North and Ranges 28, 29 and 30 East (MDB&M) with an approximate latitude 40°52’ north and longitude 118°41’ west.

The following shows the location of our properties.

Hycroft Regional Claim Map
N
W
E
S
0 0.5 1 2 3 4
Miles
Legend
All_Claims
Hycroft Claims
Rose Bud Claims
Hycroft Patent Claims
N
OREGON
IDAHO
Winnemucca
Carlin Trend
Independence Group
Hycroft
Jungo Rd
SR447
Gerlach
CALIFORNIA
SR49
80
Elko
80
Reno
Rabbit Creek Trend
UTAH
Battle Mtn/ Eureka Trend
NEVADA
Hycroft
Gold Trends
Las Vegas
ARIZONA

Additionally, the following map shows the current property and facilities layout.
The town is served by a transcontinental railroad and has a municipal airport. Access to the Hycroft Mine from Winnemucca is by Jungo Road, formerly designated as State Route 49, a good-quality, unpaved road, and a short access road to the main entrance of the mine. Well-maintained mine and exploration roads provide access throughout the property. Access is also possible from Imlay, Gerlach and Lovelock by unpaved roads intersecting Interstate 80 and Nevada State Route 447. The majority of the Hycroft Mine’s employees live in the Winnemucca area. The site receives electrical power provided by NV Energy from the northwestern Nevada power grid. Initial surveys indicate that the town of Winnemucca has the required infrastructure (shopping, emergency services, schools, etc.) to support the maximum workforce and dependents. The Hycroft Mine currently has water rights which are believed adequate to support potential future operations. The Hycroft Mine is situated on the eastern edge of the Black Rock Desert and on the western flank of the Kamma Mountains between Winnemucca and Gerlach, Nevada. There are no streams, rivers or major lakes in the general area. Elevations in the Hycroft Mine area range between 4,500 and 5,500 feet above sea level.
The climate of the region is arid, with precipitation averaging 7.7 inches per year. Average temperatures during the summer range from 50°F to 90°F and average winter temperatures range from 20°F to 40°F.

The Hycroft Mine consists of 30 private parcels with patented claims that comprise approximately 1,787 acres, and 3,247 unpatented lode and placer mining claims that encompass approximately 62,298 acres. The combined patented and unpatented claims comprise approximately 64,000 acres. The Hycroft Mine’s patented claims occupy private lands and its unpatented claims occupy public lands, administered by the BLM. These claims are governed by the laws and regulations of the U.S. federal government and the State of Nevada. To maintain the patented claims in good standing, we must pay the annual property tax payments to the county in which the claims are held. To maintain the unpatented claims in good standing, we must file a notice of intent to maintain the claims within the county and pay the annual mineral claim filing fees to the BLM. Such filing fees amounted to $0.6 million in 2022. As long as we file the annual notice and pay the claim filing fees, there is no expiration date for our unpatented claims.
A portion of the Hycroft Mine is subject to a mining lease requiring us to pay 4% net profit royalty to the owner of certain patented and unpatented mining claims, subject to a maximum of $7.6 million, of which $3.3 million has been satisfied and $4.3 million remained outstanding as of December 31, 2022. There is no expiration date on the net profit royalty.
The Hycroft Mine is also subject to the Sprott Royalty Agreement and that requires us to pay a perpetual royalty equal to 1.5% of the Net Smelter Returns, as such term is defined in such agreement, from the Hycroft Mine. There is no expiration and no limit on the amount that can be paid on the Sprott Royalty Agreement.
The Hycroft Mine was formerly known as the Crofoot-Lewis open pit mine, which was a small heap leaching operation that commenced in 1983. Vista Gold Corp., a corporation incorporated under the laws of the Yukon Territory (“Vista”), acquired the Crofoot-Lewis claims and mine in 1987 and 1988. During this first operating period the mine produced over 1.0 million ounces of gold and 2.5 million ounces of silver. The mine production continued until it was placed on a care and maintenance program in December 1998 due to low gold prices. Hycroft Mining Corporation (“HMC”) acquired the Hycroft Mine in 2007 pursuant to an arrangement agreement where Vista transferred its Nevada mining properties to HMC’s predecessor. HMC restarted the Hycroft Mine in 2008 and suspended mining operations on July 8, 2015. During 2016, HMC was actively processing and producing gold from the ore within the heap leach pads. On January 1, 2017, Hycroft Mining Corporation (“HMC” or “Seller”) went into a care and maintenance mode when it stopped adding lime to the leach pads and continued to operate in a care and maintenance mode throughout 2017 and 2018. Prior to restarting operations, production of gold and silver was a byproduct of HMC’s maintenance activities on the Hycroft Mine. In December 2018 HMC began restart activities, including the rehabilitation of the crushing facility and construction of a new leach pad, with active mining operations beginning in the second quarter of 2019 with six haul trucks, two hydraulic shovels and one wheel loader. Initial gold and silver production occurred in August 2019 and continued until active mining operations were ceased at the Hycroft Mine in November 2021.
On site facilities include an administration building, mobile maintenance shop, light vehicle maintenance shop, warehouse, five leach pads, crushing system, two Merrill-Crowe process plants and a refinery. The components for a second refinery are on-site and will be constructed as part of the expansion of mining activities. The crushing system was refurbished as part of the restart activities and all other facilities are operational with the exception of the North Merrill-Crowe plant, which will be rehabilitated and brought online when required. The gross carrying value of plant and equipment associated with the Hycroft Mine as of December 31, 2022, was $86.6 million.
Geology and Mineralization
The Hycroft Mine is located on the western flank of the Kamma Mountains. The deposit is hosted in a volcanic eruptive breccia and conglomerates associated with the Tertiary Kamma Mountain volcanics. The volcanics are mainly acidic to intermediate tuffs, flows and coarse volcanoclastic rocks. Fragments of these units dominate the clasts in the eruptive breccia. The Central Fault and East Fault control the distribution of mineralization. A post-mineral range-front fault separates the ore-body from the adjacent Pleistocene Lahontan Lake sediments in the Black Rock Desert. The geological events have created a physical setting ideally suited to the open-pit, heap-leach mining operation at the Hycroft Mine. The heap leach method is widely used in the southwestern United States and allows the economical treatment of oxidized low-grade ore deposits in large volumes. The Company is currently contemplating a milling and POX process that is commonly used worldwide to treat refractory sulfide ores.
The deposit is typically broken into six major zones based on geology, mineralization, and alteration. These zones include Brimstone, Vortex, Central, Bay, Boneyard, and Camel. Breaks between the zones are major faults.
Mineralization at the Hycroft Mine has been deposited through multiple phases. An early silica sulfide flooding event deposited relatively low-grade gold and silver mineralization generally along bedding. This mineralization is crosscut by later, steeply dipping quartz alunite veins. Late-stage silver bearing veins are found in the Vortex zone and at depth in the Central area. Late to present supergene oxidation along faults has liberated precious metals from sulfide mineralization and further enriched gold and silver mineralization, along water table levels.
The known gold mineralization extends for a distance of three miles in a north-south direction by 1.5 miles in an east-west direction. Mineralization extends to a depth of less than 330 feet in the outcropping to near-outcropping portion of the deposit on the northwest side to over 2,500 feet in the Vortex deposit in the east.
Drilling
The Hycroft Mine mineral resource model includes data from 1981 to 2022 and includes 5,601 holes, representing 2,588,826 feet of drilling, of which 171 holes were added during 2021 and 2022. At this time, there are 5,532 drill holes in the resource model area which includes holes drilled to define stockpiles.

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
Any expansion of the Hycroft Mine necessary to exploit any additional mineral resources that may be established through our exploration drilling program beyond the mineral resources in the 2023 Hycroft TRS, will require us to obtain all permits, approvals and consents of regulatory agencies responsible for the use and development of mines in Nevada.

Measured, Indicated and Inferred Mineral Resources
Our mineral resource estimates are calculated in accordance with the Modernization Rules. Measured, indicated and inferred mineral resources may not be comparable to similar information regarding mineral resources disclosed in accordance with the guidance of other countries. The estimates of mineral resources may be materially affected if mining, metallurgical, or infrastructure factors change from those currently anticipated at the Hycroft Mine. Estimates of inferred mineral resources have significant geological uncertainty and it should not be assumed that all or any part of an inferred mineral resource will be converted to the measured or indicated categories. Mineral resources that are not mineral reserves do not meet the threshold for reserve modifying factors, such as estimated economic viability, that would allow for conversion to mineral reserves. The Hycroft Mine contains a large precious metals deposit, based on measured and indicated mineral resource size. The mineral resource estimates were prepared by, and are the responsibility of, IMC, as set forth in the 2023 Hycroft TRS.
The following description of the Hycroft Mine’s measured, indicated and inferred mineral resources does not purport to be complete and is subject to, and qualified in its entirety by reference to, the full text of the 2023 Hycroft TRS, incorporated by reference as Exhibit 96.1 to this 2022 Form 10-K and made a part hereof.

Hycroft Mine – Summary of Gold and Silver Mineral Resources as of March 27, 2023
Classification	Cutoff Grade $ Net of Process	Approximate Cutoff, AuEq oz/ton	Ktons	Au oz/ton	Ag oz/ton	Sulfide Sulfur%	Au Contained Ounces (000)	Ag Contained Ounces (000)

Heap Leach Resource
Measured	$0.01	0.002	94,162	0.008	0.17	2.14	753	15,725
Indicated	$0.01	0.002	59,751	0.007	0.13	1.78	436	7,529
Meas + Ind	$0.01	0.002	153,913	0.008	0.15	2.00	1,189	23,254
Inferred	$0.01	0.002	46,118	0.007	0.14	1.62	337	6,549

Flotation Mill + Concentrate by POX and Cyanide Leach Process
Measured	$0.01	0.010	402,735	0.013	0.50	1.78	5,236	200,965
Indicated	$0.01	0.010	346,308	0.012	0.39	1.58	4,156	136,445
Meas + Ind	$0.01	0.010	749,043	0.013	0.45	1.69	9,391	337,410
Inferred	$0.01	0.010	249,494	0.012	0.36	1.52	3,019	89,568

Combined Mineral Resources Leach Plus Process Plant
Measured	$0.01	0.002 - 0.010	496,897	0.012	0.44	1.85	5,989	216,690
Indicated	$0.01	0.002 - 0.010	406,059	0.011	0.35	1.61	4,592	143,947
Meas + Ind	$0.01	0.002 - 0.010	902,956	0.012	0.40	1.74	10,581	360,664
Inferred	$0.01	0.002 - 0.010	295,612	0.011	0.33	1.54	3,356	96,117
Total material in the Pit (tons) =								3.631 billion
Notes:
•Cutoffs grades were determined by income – process cost = NPR = NSR – Process Opex. Cutoff grade is the minimum grade required for a mineral to be economically mined and processed to retrieve the metal for commercial sale. The cutoff grade for Hycroft is determined by assessing each mine block for gold and silver content and then applying a cost for extraction of these metals from that block by employing commercial mining practices and using the crushing, grinding, flotation, pressure oxidation and cyanide leaching circuit for oxidized flotation concentrate process to create a gold/silver doré bar. Process costs include the environmental practices for placing waste and tailing material in properly designed facilities that can be remediated in the future.
•Numbers in the table have been rounded to reflect the accuracy of the estimate and may not sum due to rounding.
•Mineral resources are contained within a computer-generated optimized pit. Total material in that pit is 3.631 billion tons.
•All units are imperial. Ktons refers to 1,000 short tons of 2,000 lbs. Gold and silver grades are in troy ounces/short ton.

For comparison, as of December 31, 2021, the Hycroft Mine’s estimate of gold and silver mineral resources as reported in the 2022 Hycroft TRS, are provided in the below table.

Hycroft Mine – Summary of Gold and Silver Mineral Resources as of February 18, 2022
Classification	Cutoff Grade $ Net of Process	Approximate Cutoff, AuEq oz/ton	Ktons	Au oz/ton	Ag oz/ton	Sulfide Sulfur%	Au Contained Ounces (000)	Ag Contained Ounces (000)

Heap Leach Resource
Measured	$0.01	0.003	97,086	0.008	0.30	2.75	777	29,417
Indicated	$0.01	0.003	36,046	0.007	0.29	2.10	252	10,417
Meas + Ind	$0.01	0.003	133,132	0.008	0.30	2.57	1,029	39,834
Inferred	$0.01	0.003	101,314	0.008	0.09	1.77	811	9,118

Flotation Mill + Concentrate by POX and Cyanide Leach Process
Measured	$0.01	0.011	372,226	0.013	0.65	1.86	4,839	240,830
Indicated	$0.01	0.011	314,866	0.012	0.53	1.65	3,778	165,305
Meas + Ind	$0.01	0.011	687,092	0.013	0.59	1.76	8,617	406,135
Inferred	$0.01	0.011	349,659	0.012	0.40	1.19	4,196	141,262

Combined Mineral Resources Leach Plus Process Plant
Measured	$0.01	0.003 - 0.011	469,312	0.012	0.58	2.04	5,616	270,247
Indicated	$0.01	0.003 - 0.011	350,912	0.011	0.50	1.70	4,030	175,722
Meas + Ind	$0.01	0.003 - 0.011	820,224	0.012	0.54	1.90	9,646	445,969
Inferred	$0.01	0.003 - 0.011	450,973	0.011	0.33	1.32	5,007	150,380
Total material in the Pit (tons) =								3.516 billion
Notes:
•Cutoffs grades were determined by income – process cost = NPR = NSR – Process Opex. Cutoff grade is the minimum grade required for a mineral to be economically mined and processed to retrieve the metal for commercial sale. The cutoff grade for Hycroft is determined by assessing each mine block for gold and silver content and then applying a cost for extraction of these metals from that block by employing commercial mining practices and using the crushing, grinding, flotation, pressure oxidation and cyanide leaching circuit for oxidized flotation concentrate process to create a gold/silver doré bar. Process costs include the environmental practices for placing waste and tailing material in properly designed facilities that can be remediated in the future.
•Numbers in the table have been rounded to reflect the accuracy of the estimate and may not sum due to rounding.
•Mineral resources are contained within a computer-generated optimized pit. Total material in that pit is 3.516 billion tons.
•All units are imperial. Ktons refers to 1,000 short tons of 2,000 lbs. Gold and silver grades are in troy ounces/short ton.
During 2022, the Company and IMC spent significant effort toward the verification of the drill hole database. That work included:
•Detailed comparison of certificates of assay versus the assay data base which resulted in substantial update and correction to the data base.

•Analysis of the QAQC data used by the Company and previous owners from 2005 to 2022. This work was completed in two stages representing different time periods.
•Analysis of Diamond Drilling (“DDH”) versus Reverse Circulation (“RC”) with the post 2005 drilling to confirm that the two methods can be comingled and utilized for the estimation of mineral resources.
•Comparison of the pre-2005 drilling versus post-2005 drilling to verify the application of the older data. The pre-2005 data has no QAQC information that can be used to verify its reliability.
Based on this work, changes were made to the drill hole database that were included in the estimate of mineral resources reported in the 2023 Hycroft TRS. As a result of the changes discussed below, the Hycroft Mine’s measured and indicated gold mineral resources increased by 0.9 million ounces and its measured and indicated silver mineral resources decreased by 85.3 million ounces. In addition, the Hycroft Mine’s inferred gold mineral resources decreased by 1.7 million ounces and its silver inferred mineral resources decreased by 54.3 million ounces.
The reasons for the change in mineral resources are as follows:
•Additional drilling assay results from 2021 and the assay results received through December 9, 2022 have been added to the database. This data came from 171 holes containing 23,804 gold fire assays and 23,780 silver fire assays.
•The February 2022 resource statement reflected downward adjustments for reported bias in grade estimation from pre-2000 gold fire assay values. Detailed review of historical assay certificates confirmed that the database used to develop the mineral resource corresponds to the original assay certificates, therefore the downward adjustment was removed.
•Approximately 165,000 silver fire assay samples previously included in the database as “no assay” results were found to have trace level assay values. As a result, the “no assay” sample values were replaced with the lower “trace sample” values. “Trace assay” sample values are less than the grade of economic mineralization. (“No assay” sample values allow the model to estimate the mineralization in the area between two drill holes with known mineralization values. “Trace assay” values are approximately one-half the detection limit of the calibrated laboratory instrument used in assessing assay samples.)
•Detailed analysis of the earliest drilling at Hycroft from 1982 to 1987 indicated that the assays were high biased. As a result, the historical assays from this period have been adjusted downward and taking a conservative approach, the resource from this time period has been classified as inferred material only.
•Economic changes include a reduction of process costs by 3% due to more detailed analysis and an increase of metal prices from $1800/oz gold and $23.00/oz silver to $1,900/oz gold and $24.50/oz silver.
•Minor changes to block model estimation methods are also incorporated.
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
•assumed prices for gold of $1,900 per ounce and for silver of $24.50 per ounce;
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
•variable ore processing costs based on geometallurgical domains and sulfur content; and
•general and administrative cost $0.44 per ton.
See Table 11-14 in Section 11 of the 2023 Hycroft TRS for a more detailed presentation of the economic parameters for mineral resource estimation.

Mineral resources are not mineral reserves and detailed economic considerations have not been applied. Modifying factors for mine and process design have not been applied.
Internal Controls and Material Assumptions
IMC developed and updated the block model for the 2023 Hycroft TRS. Below is the summary of the work and checks they used to develop the block model.
The Hycroft Mine resource model includes data from 1981 to 2022 and includes 5,601 holes, representing 2,588,826 feet of drilling. The drill hole collar locations are shown in the 2023 Hycroft TRS and later in this text. At this time, there are 5,323 drill holes in the resource model area of which 188 have been drilled to define stockpiles or the Crofoot leach pad.
In addition to drilling activity, the Company has also conducted geophysical surveys, soil and rock chip sampling programs, field mapping, historical data compilation, and regional reconnaissance at the Hycroft Mine site. These efforts are designed to improve the understanding of the known mineralization, as well as provide data for further exploration of the greater property position.
A soil sampling grid was conducted over the Vortex and Brimstone areas historically (1,797 samples) and was extended approximately 5,200 feet north and 29,600 feet south of the mine in 2011-2012 (1,834 samples). The soil sampling program was conducted primarily along the East Fault exposure, which is a primary ore-controlling feature at Vortex and Brimstone. Soil samples are taken on an evenly spaced grid, and screened for coarse material and wind-blown material, resulting in a fraction between 2 mm and 180 µm being prepped for analysis. These samples are considered representative of local soil geochemistry and are used to guide the regional exploration effort.
Rock chip sampling has been conducted both historically in the active mine area, and on a regional basis (2008–present). A database of 2,416 samples has been compiled, covering the greater land position. Au values range from 0 to 0.372 ppm, while Ag values range from 0 to 71.8 ppm. Rock chip samples have been taken on most outcrops, with a focus on alteration and potential mineralization. These samples are used as a guide to exploration and are point samples only.
The land position has been surveyed with both gravity and induced polarity (“IP”) geophysical techniques by Hycroft. The current ground-based gravity survey covers approximately 130 square miles, centered on the mine site. Gravity indicates several structural features and density changes. Gravity has also defined the basin edge to the west, approximately 4 miles west of the Brimstone Pit.
Ground IP surveys were run over the mine site and Vortex in 2007 and extended outward in 2011 to cover approximately 24 square miles. The survey results focus on chargeability anomalies, that potentially identify sulfide material (> approximately 1.5%) at depth, and resistivity anomalies, that potentially identify silicification at depth.
In 2022 a hyperspectral imaging flyover of the Hycroft property was conducted by SpecTIR Advanced Hyperspectral Solutions. Both Longwave Infrared (“LWIR”) and Shortwave Infrared (“SWIR”) imaging was collected with the intent of helping identify key minerals on the surface to focus reconnaissance mapping and soils programs.
Field mapping was historically carried out in all active mine areas. Mapping focuses on structure, bedding, joints, lithology, and alteration. The near mine data is incorporated into the three-dimensional geology model, while the regional work is focused on defining exploration targets for future drilling. A regional geology map covering the land position was compiled in 2012.
The drill hole database was assembled over many years by multiple companies using at least four different drill methods.
There are stockpiles and historical leach pads at the Hycroft Mine that are within the block model area. Many of those have been drilled after the original excavation of hard rock by sonic or rotary methods. The stockpile holes have been used to estimate the stockpile and leach pad areas, they have not been used to estimate in-situ rock. In total, the Hycroft Mine database contains 5,601 drill holes with 500,214 sample intervals. Within the area of the block model, there are 5,532 drill holes with 490,452 drill intervals amounting to 2,537,335 feet of drilling.
The block model was verified by several methods before being used to determine mineral resource, including:
•detailed Visual Checks of Drilling versus Block Estimates;
•swath Plots; and
•IMC Smear Check.

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
Quality assurance and quality control methods utilized in the 2023 Hycroft TRS included the use of a test by IMC to understand the amount of grade smoothing within the block model and to confirm that the model grades are not high biased, referred to internally as the “smear check.”
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
Cautionary Note to U.S. Investors Regarding Mineral Resources. The mineral resource estimates included herein or incorporated by reference herein, including in the 2023 Hycroft TRS, have been prepared in accordance with the requirements of the Modernization Rules as set forth in subpart 1300 of Regulation S-K which became widely applicable on January 1, 2021. These disclosures differ in material respects from the prior requirements set forth in Industry Guide 7, including in that mineral resource information was not permitted and mineral resources have been calculated in accordance with the provision of subpart 1300 of Regulation S-K. These standards differ significantly from the disclosure requirements of Industry Guide 7 in that mineral resource information contained herein may not be comparable to similar information disclosed by U.S. companies that have not implemented the Modernization Rules promulgated by the SEC. Under SEC standards, mineralization, such are mineral resources, may not be classified as a “mineral reserve” unless the determination has been made that the mineralization could be economically and legally produce or extracted at the time of the reserve determination. The term “economically,” as was used in the SEC’s Industry Guide 7 definition of mineral reserves, means that profitable extraction or production has been established or analytically demonstrated in a feasibility study to be viable and justifiable under reasonable investment and market assumptions. The term “legally” as used in the SEC’s Industry Guide 7 definition of mineral reserves, does not imply that all permits needed for mining and processing have been obtained or that other legal issues have been completely resolved. However, for a reserve to exist, we must have a justifiable expectation, based on applicable laws and regulations, that issuance of permits or resolution of legal issues necessary for mining and processing at a particular deposit will be accomplished in the ordinary course and in a timeframe consistent with our current mine plans. The terms “Mineral Resource”, “Measured Mineral Resource”, “Indicated Mineral Resource” and “Inferred Mineral Resource” are defined and used in accordance with the Modernization Rules. You are specifically cautioned not to assume that any part or all of the mineral deposits (including mineral resources) in these categories will ever be converted into mineral reserves, as defined by the SEC. You are further cautioned that, except for any portion of mineral resources, as applicable, classified as mineral reserves, mineral resources do not have demonstrated economic value. Inferred mineral resources have a high degree of uncertainty as to their existence as to whether they can be economically or legally mined. Under the Modernization Rules, estimates of inferred mineral resources may not form the basis of an economic analysis. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. A significant amount of exploration must be completed in order to determine whether an inferred mineral resource may be upgraded to a higher category. Therefore, you are cautioned not to assume that all or any part of an inferred mineral resource exists, that it can be economically or legally mined, or that it will ever be upgraded to a higher category. Likewise, you are cautioned not to assume that all or any part of measured or indicated mineral resources will be upgraded to mineral reserves.
Technical Report Summaries and Qualified Persons
The scientific and technical information concerning the Hycroft Mine in this 2022 Form 10-K has been reviewed and approved by third-party “Qualified Persons” under the Modernization Rules, including Ausenco, IMC, and WestLand. For a description of the key assumptions, parameters and methods used to estimate mineral resources included in this 2022 Form 10-K, as well as data verification procedures and a general discussion of the extent to which the estimates may be affected by any known environmental, permitting, legal, title, taxation, sociopolitical, marketing or other relevant factors, please review the 2023 Hycroft TRS.

ITEM 3. LEGAL PROCEEDINGS
From time to time the Company may be involved in various legal actions related to our business, some of which are class action lawsuits. The Company does not believe, based on currently available information, that contingencies related to any pending or threatened legal matter will have a material adverse effect on the Company’s consolidated financial statements, although a contingency could be material to the Company’s results of operations or cash flows for a particular period depending on its results of operations and cash flows for such period. Regardless of the outcome, litigation can have a material adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors.
Warrant Holder Litigation
On January 10, 2023, Plaintiff Travus Pope (“Plaintiff”) filed a complaint (the “Complaint”) in the Delaware Chancery Court (the “Court”) against the Company. The Complaint included two claims: (i) breach of contract; and (ii) declaratory relief. Plaintiff challenges the method by which the Company calculated mechanical adjustments to his 16 expired warrants. The Company believes Plaintiff’s Complaint is without merit. On January 30, 2023, the Company filed its Motion to Dismiss the Complaint. On February 14, 2023, Plaintiff filed an Amended Complaint, wherein Plaintiff listed additional alleged facts, but did not add additional claims for relief, maintaining the breach of contract and declaratory claims for relief. The Company believes Plaintiff’s amended Complaint is without merit. On February 28, 2023, the Company filed its Motion to Dismiss the Amended Complaint. Currently, the Company is awaiting the Court’s briefing schedule to be issued in order that the Company’s Motion to Dismiss can be fully briefed.
ITEM 4. MINE SAFETY DISCLOSURES
The Company believes “the miner is the most important thing to come out of a mine” and it supports that belief through its philosophy of “continuous improvement.” The Company’s mandated mine safety and health programs include employee and contractor training, risk management, workplace inspection, emergency response, accident investigation, and program auditing. These programs are a focus for the Company’s leadership and top management and are essential at all levels to ensure that its employees, contractors, and visitors operate safely. The Company’s goal for these programs is to have zero workplace injuries and occupational illnesses and it will focus on continuous improvement of its programs and practices to achieve this goal and is implementing programs and practices to align its safety culture with that goal.
One of the metrics the Company uses to measure its safety performance is the industry standard TRIFR. The Hycroft Mine’s TRIFR per 200,000 man-hours worked (including contractors) was 0.00 at the end of 2022, as compared to 0.64 at the end of 2021 and the mining industry average of approximately 2.02 for 2022. In 2022, the Company recruited new leadership from strong safety cultures in the mining industry that helped it successfully rebuild the Hycroft Mine safety culture utilizing elements in advanced safety practices and management making them the cornerstone for its safety success. The Company emphasizes safety as a cornerstone of its corporate culture and continues with the practices, and people to elevate its safety performance in all site activities.
The operation of the Hycroft Mine is subject to regulation by MSHA under the Mine Act. MSHA inspects the Hycroft Mine on a regular basis and issues various citations and orders when it believes a violation has occurred under the Mine Act. Following passage of The Mine Improvement and New Emergency Response Act of 2006, MSHA significantly increased the numbers of citations and orders charged against mining operations. The dollar penalties assessed for citations issued has also increased in recent years.
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this 2022 Form 10-K.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The Company’s common stock began publicly trading on the Nasdaq Capital Market under the symbol “HYMC” on June 1, 2020. Prior to that time, shares of Class A common stock traded on the Nasdaq Capital Market under the symbol “MUDS”.
On March 27, 2023, the last reported sale price of the Company’s common stock on the Nasdaq Capital Market was $0.3852. As of March 27, 2023, there were 200,270,599 shares of the Company’s common stock issued and outstanding, and it had 233 registered stockholders of record.
Dividend Policy
The Company has never paid dividends on its common stock and currently has no plans to do so. The Sprott Credit Agreement contains provisions that restrict the Company’s ability to pay dividends. For additional information on these restrictions, see Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Debt covenants and Note 10 – Debt, Net to the Notes to the Financial Statements.
Issuer Purchases of Equity Securities
During the year ended December 31, 2022, the Company did not purchase any of its equity securities that are registered under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Sprott Credit Agreement contains provisions that restrict the Company’s ability to repurchase or redeem capital stock.
Unregistered Sales of Equity Securities and Use of Proceeds
On July 28, 2022, the Company issued 1,714,678 shares of common stock to a financial advisor as consideration for entering into a settlement agreement. The number of shares of common stock issued was determined using the volume weighted average price on the Nasdaq Capital Market for the 10 trading days preceding the effective date of the agreement. See Note 14 – Stockholders’ Equity to the Notes to the Financial Statements for further details.
On November 28, 2022, the Company entered into a Note Purchase and Sale Agreement (the “Highbridge Agreement”) with Highbridge MSF International Ltd. (“Highbridge”) whereby the Company agreed to purchase and Highbridge agreed to sell, $11.1 million (including $0.2 million in accrued unpaid interest) of Subordinated Notes. The purchase of the Subordinated Notes was completed in two transactions: (i) cash consideration of $5.6 million; and (ii) the issuance of 500,000 shares of common stock with a grant date fair value of $0.4 million. In addition, the Company paid $0.1 million in legal fees related to the Highbridge Agreement. The purchase of the Subordinated Notes represented a discount of approximately 42% to the face value of the debt. See Note 10 – Debt, Net to the Notes to the Financial Statements for further details.
ITEM 6. [RESERVED]
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion provides information that we believe is relevant to an assessment and understanding of our consolidated operating results and financial condition. The following discussion should be read in conjunction with our other reports filed with the SEC, as well as our Financial Statements and the Notes. Terms not defined herein have the same meaning defined elsewhere in this 2022 Form 10-K.

Introduction to the Company
We are a gold and silver development company that owns the Hycroft Mine in the prolific mining region of Northern Nevada. We are focused on exploring the Hycroft Mine’s claims comprising approximately 64,085 acres and developing the Hycroft Mine in a safe, environmentally responsible, and cost-effective manner. Gold and silver sales represent 100% of our Revenues and the market prices of gold and silver significantly impact our financial position, operating results, and cash flows. We ceased mining activities in November 2021, and as of December 31, 2022 we completed processing of gold and silver ore previously placed on leach pads. We do not expect to generate revenues from gold and silver sales until after developing the Hycroft Mine and recommencing mining operations.
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
During the year ended 2022, we reported no lost time accidents. The Hycroft Mine’s TRIFR for the trailing twelve months, which includes other reportable incidents, is one of the metrics we use to assess safety performance, and it is well below industry averages and significantly below historical levels experienced at the Hycroft Mine. During the year ended 2022, we continued our critical focus on safety, including allocating additional personnel, resources, workforce time, and communications to mine safety. These actions contributed to a reduction in our TRIFR to Nil (0.00) at December 31, 2022, compared with approximately 0.64 at December 31, 2021, a reduction of 100%. We plan to advance our safety performance through continuous improvement programs and efforts to keep our workforce, contractors, and visitors safe.

For health and safety actions specific to COVID-19, see the Recent Developments section below.
Executive Summary

During the year ended December 31, 2022, we continued processing gold and silver from ore previously placed on the leach pads and, in August 2022, determined that it was no longer economic to continue to apply cyanide solution to the leach pads. As a result, we completed processing of gold and silver ore as of December 31, 2022. When the operation was re-started in 2019, mining oxide and transition ore allowed the Company to pre-strip overburden with some revenue offset to gain access to commercial scale sulfide mineralization. With the anticipated change to a milling operation, there is ample time to align the remaining pre-stripping with the start-up of commercial scale sulfide operations. We believe that this action conserves cash and focuses the Company’s time and resources on targeted higher-grade exploration opportunities and technical studies for processing the Company’s sulfide ore. The 2021 drill program concluded in the first quarter of 2022, and metallurgical analysis and variability test work is expected to continue through the second quarter of 2023. The 2022-2023 exploration program involving reverse circulation (“RC”) and core drilling began in the third quarter of 2022 and the Company completed Phase 1 in December 2022.
Following a review of past and recent test work and based on the currently contemplated designs and operating parameters of the alternative sulfide processing methods being studied and milling with atmospheric alkaline oxidation or POX, the Company, working closely with its industry leading technical consultants, completed pit optimization runs and trade-off analyses comparing the alternative processes which reflected that a POX process has significantly better economics than other processes studied. The POX process included in the 2023 Hycroft TRS is a conventional crushing, grinding, and flotation circuit that generates a concentrate to be fed to an autoclave facility commonly used for refractory gold ores in this region.
Recent Developments
Project Update
2022-2023 Exploration Drill Program
In July 2022, the Company launched its 2022-2023 exploration drill program which is the largest exploration program at the Hycroft Mine in nearly a decade and comprises approximately 30,000 meters of RC drilling and 7,500 meters of core drilling. The overall focus of the 2022-2023 exploration drill program is to improve the understanding of the higher-grade intercepts identified during the 2021 drill program, better understand the mineralization controls, test exploration targets outside the currently known deposits, and develop opportunities to mine higher-grade ore early in the mine plan enhancing the project’s economics.
During the year ended December 31, 2022, the Company completed Phase 1 of the 2022-2023 exploration drill program. The objectives of Phase 1 were:
•Drilling within the current known resource, to establish continuity between higher-grade zones identified in 2021;
•Converting mineralization previously classified as waste in the Camel and Central zones into ore grade mineralization;
•Upgrading mineralization previously classified as inferred into measured and indicated in the Camel and Central zones;
•Expanding mineralization to the east at least 150 meters beyond the known resource boundary opening a new target area for near-mine exploration; and
•Establishing that the high-grade silver deposit, Vortex, continues to deliver high-grade silver mineralization over significant intercepts.
Approximately 25,000 meters of RC drilling and 4,000 meters of core drilling was completed during Phase 1 of the 2022-2023 exploration drill program.
Finalized Initial Assessment Technical Report
The Company, along with its third-party consultants, completed and filed the 2023 Hycroft TRS with an effective date of March 27, 2023. The 2023 Hycroft TRS included a mineral resource estimate for the Hycroft Mine. The 2023 Hycroft TRS included measured and indicated mineral resources of 10.6 million ounces of gold and 360.7 million ounces of silver (15.2 million gold equivalent ounces) and inferred mineral resources of 3.4 million ounces of gold and 96.1 million ounces of silver (4.6 million gold equivalent ounces), which are contained in oxide, transitional, and sulfide ores.
For this study, IMC developed the Hycroft Mine resource block model which includes 1981 to 2022 data generated from 5,601 holes, representing 2,588,826 feet of drilling. Changes to the drill hole database for additional verification work completed during 2022 along with additional drilling conducted during 2021 and 2022 led to a change in the mineral resource estimate, when compared with the mineral resource estimate contained in the 2022 Hycroft TRS.
The mineral resources were estimated based upon results of the 2023 Hycroft TRS, as determined in accordance with the requirements of the Modernization Rules.
Metallurgical and Variability Test Work
During 2022, the Company continued the metallurgical and variability test work necessary for designing a sulfide milling operation. This work will establish: (i) a comprehensive and current understanding of how each geologic domain will perform during operations; and (ii) the processing components and reagents required to optimize gold and silver recoveries. The Company is working with consultants to complete this work and expects to receive all test results in April 2023. These results, and results from the 2022-2023 exploration drill program, will be used for designing the mine plan, the type and size of the mill circuit configuration, and the ore haul truck size specifications, among other engineering requirements.
Strengthened Balance Sheet
During the year ended December 31, 2022, the Company completed the following debt and equity activities (discussed in further detail below) that strengthened the Company’s balance sheet:
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
•Entered into a Note Purchase and Sale Agreement, which reduced the outstanding principal amount of 10% Subordinated Notes by $11.1 million in exchange for (i) payment of $5.6 million and (ii) issuance of 500,000 shares of the Company’s Class A common stock, par value $0.0001 per share.
•Further reduced the Sprott Credit Agreement principal amount through a voluntary $1.1 million prepayment.

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
The closing of the sales of securities pursuant to the Subscription Agreements occurred on March 15, 2022 for gross proceeds to the Company of approximately $55.9 million before deducting expenses incurred in connection with the Private Placement. The Company intends to use the proceeds for general corporate purposes, which may include the repayment, refinancing, redemption or repurchase of existing indebtedness, working capital or capital expenditures and other investments, which may include additional technical evaluations and studies, advancement to a pre-feasibility and/or feasibility study and additional targeted exploration for higher grades at the Hycroft Mine.
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
Amendment to the 10% Senior Secured Notes and Note Exchange Agreement
On March 14, 2022, the Company entered into an amendment to the 10% Senior Secured Notes and Note Exchange Agreement (the “Note Amendment”), with (i) certain direct and indirect subsidiaries of the Company as Guarantors; (ii) holders of the Subordinated Notes, including certain funds affiliated with, or managed by, Mudrick Capital Management, L.P, Whitebox Advisors, LLC, Highbridge Capital Management, LLC, and Aristeia Capital, LLC (collectively, the “Amending Holders”), and (iii) Wilmington Trust, National Association, in its capacity as collateral agent. The Note Amendment amends the Note Exchange Agreement dated as of January 13, 2020 (the “Note Exchange Agreement”) and the Subordinated Notes issued thereunder in order to extend the maturity date of the Subordinated Notes from December 1, 2025 to December 1, 2027. The Note Amendment also removed the requirements that a holder receive the consent of the Company and the other holders in order to transfer any Subordinated Note. The Amending Holders constituted all of the holders of the Subordinated Notes. The Note Amendment became effective upon the closing of the Private Placement Offering upon receipt of $55.9 million gross cash proceeds (before deduction of fees and expenses).
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

Subordinated Notes Purchase and Sprott Credit Agreement Prepayment
On November 28, 2022, the Company entered into the Highbridge Agreement with Highbridge whereby the Company agreed to purchase and Highbridge agreed to sell, $11.0 million in aggregate principal amount and $0.2 million in accrued unpaid interest of the Subordinated Notes. The purchase of the Subordinated Notes was completed in two transactions: (i) cash consideration of $5.6 million; and (ii) the issuance of 500,000 shares of common stock with a grant date fair value of $0.4 million. The purchase of the Subordinated Notes represented a discount of approximately 42% to the face value of the debt.
In addition, the Company prepaid principal in the amount of $1.1 million for the Sprott Credit Agreement.
COVID-19
The Company has implemented health and safety policies for employees, contractors, and visitors that follow the guidelines published by the CDC and MSHA. During the year ended December 31, 2022, the Company’s operations faced certain limitations due to COVID-19, however the impact, while negative, did not materially or adversely impact the Company’s operations.
2023 Outlook
The Company’s current operating plan is to: (i) operate safely as the Company undertakes Phase 2 of its 2022-2023 exploration program; (ii) complete the metallurgical test work associated with the 2021 drill program and variability test work program; (iii) complete the evaluation of results from Phase 1 of the Company’s 2022-2023 exploration program; and (iv) advance the POX process development for gold and silver extraction from sulfide ores.
Hycroft Mine
Operations
The following table provides a summary of operating results for the Hycroft Mine:

		Year Ended December 31,
		2022	2021

Ounces recovered – gold	(oz)	14,032	57,668
Ounces recovered – silver	(oz)	37,281	355,967

Ounces sold – gold	(oz)	17,728	56,045
Ounces sold – silver	(oz)	44,084	397,546

Average realized sales price – gold	($/oz)	$1,819	$1,794
Average realized sales price – silver	($/oz)	$22.23	$25.66
As shown above, ounces recovered and ounces sold decreased during the year ended December 31, 2022, compared with the prior year. These decreases reflect the Company’s decision to cease mining operations in November 2021. The Company continued to recover gold and silver from the drain down solutions through August 2022 when it was determined that it was no longer economic to continue adding cyanide to the leach pads. The Company recovered the remaining gold and silver ounces from the drain down solutions as of December 31, 2022.

Results of Operations
Revenues
Gold revenue
The table below summarizes gold sales, ounces sold and average realized prices for the following periods (dollars in thousands, except per ounce amounts):

	Year Ended December 31,
	2022	2021
Gold revenue	$32,249	$100,532
Gold ounces sold	17,728	56,045
Average realized price (per ounce)	$1,819	$1,794
During the years ended December 31, 2022 and 2021, gold revenue was $32.2 million and $100.5 million, respectively. The significant decrease in revenue during 2022 was attributable to the cessation of mining operations in November 2021. As a result, significantly less ore was under leach during 2022 as compared to 2021. The Company recovered the remaining gold ounces in the drain down solutions as of December 31, 2022 and does not expect to have additional significant Revenues in 2023.
Silver revenue
The table below summarizes silver sales, ounces sold and average realized prices for the following periods (dollars in thousands, except per ounce amounts):

	Year Ended December 31,
	2022	2021
Silver revenue	$980	$10,202
Silver ounces sold	44,084	397,546
Average realized price (per ounce)	$22.23	$25.94
During the years ended December 31, 2022 and 2021, silver revenue was $1.0 million and $10.2 million, respectively. Similar to gold revenue, the decrease in silver revenue during the year ended 2022 was attributable to the cessation of mining activities in November 2021. The Company recovered the remaining silver ounces in the drain down solutions as of December 31, 2022 and does not expect to have additional significant Revenues in 2023.
Total cost of sales
Total cost of sales consists of Production costs, Depreciation and amortization, Mine site period costs and Write-down of inventories. The table below summarizes total cost of sales for the following periods (dollars in thousands):

	Year Ended December 31,
	2022	2021
Production costs	$30,756	$102,750
Depreciation and amortization	3,361	8,544
Mine site period costs	13,720	38,166
Asset retirement obligation adjustments	4,701	—
Write-down of materials and supplies inventories	1,051	7,990
Write-down of ore on leach pads	—	5,888
Total cost of sales	$53,589	$163,338
Production costs
For the year ended December 31, 2022, the Company recognized $30.8 million in Production costs, or $1,735 per ounce of gold sold, compared to $102.8 million, respectively, or $1,833 per ounce of gold, sold during the same period of 2021. The decrease in total Production costs was primarily due to a respective decrease in gold ounces sold of 38,317 ounces as well as a decrease due to the cessation of mining activities in 2021 which resulted in less costs capitalized to inventory and expensed upon sale.
Depreciation and amortization
Depreciation and amortization was $3.4 million, or $190 per ounce of gold sold for the year ended December 31, 2022, compared to $8.5 million, or $152 per ounce of gold sold, during the same period of 2021. The decrease in total Depreciation and amortization costs per ounce of gold sold was largely due to a decrease of 38,317 of gold ounces recovered and sold during the year ended December 31, 2022 compared to the same period of 2021.
Mine site period costs
During the year ended December 31, 2022, the Company recorded $13.7 million of Cost of sales for costs related to maintaining and operating the Hycroft Mine that do not qualify for capitalization to production-related inventories.
During the year ended December 31, 2021, the Company recorded $38.2 million of Cost of sales for costs that were in excess of the net realizable value per ounce of gold inventories. Such period costs were generally the result of costs related to activities at the Hycroft Mine that do not qualify for capitalization to production-related inventories or adjustments to production inventories that were the result of recurring or significant downtime or delays, unusually high levels of repairs, inefficient operations, overuse of processing reagents, inefficient cost-volume structures, or other unusual costs and activities, and cannot be recorded to production-related inventories based on the threshold established by the calculation of the estimated net realizable value per ounce of gold.
Asset retirement obligation adjustments
During the year ended December 31, 2022, the Company recorded a change in estimate to its Asset Retirement Obligation of $4.7 million. The change in estimate was the result of updated cost assumptions related to regulatory changes, updated assumptions for regulatory changes requiring additional sloping and expected timing of reclamation activities associated with the Crofoot leach pad prior to recommencing operations. In accordance with the change in estimate, the Company recorded an expense of $4.7 million as the Company does not have mineral reserves and accordingly all costs are expensed as incurred.
Write-down of materials and supplies inventories
We recorded a Write-down of materials and supplies inventories of $1.1 million for the year ended December 31, 2022 for obsolete and slow-moving materials and supplies inventories. The Company evaluates its materials and supplies inventories and records write-downs for items not expected to be used in the next 12 months.
We recorded a Write-down of materials and supplies inventories of $8.0 million for the year ended December 31, 2021 related to the following:
•A write-down of Inventories of $5.9 million for obsolete and slow-moving materials and supplies inventories. As a result of ceasing mining operations, it was determined that certain materials and supplies were not expected to be used in the next 12 months and, accordingly, a reserve was placed against these items.
•A loss of $2.1 million related to a firm purchase commitment for crusher liners that the Company agreed to purchase under consignment over a period of three years beginning in August 2020. This loss relates to the unfulfilled commitment obligation and has been reduced to reflect the Company’s negotiated settlement with the supplier.
Write-down of ore on leach pads
We recorded a write-down of the non-current portion of Ore on leach pads of $5.9 million for the year ended December 31, 2021 that included $5.5 million for Production costs and $0.4 million of capitalized depreciation and amortization costs related to 3,612 ounces of gold contained in the over liner material on the new larger leach pad which the Company began constructing in 2020. As the 2022 Hycroft TRS did not include mineral reserves, it was determined that the recoverability of these ounces was dependent upon additional work and technical studies and, as a result, it was determined that the ounces and related capitalized amounts should be written-off.

General and administrative
General and administrative totaled $14.4 million and $14.6 million, respectively, during the years ended December 31, 2022 and 2021. The decrease of $0.3 million during the year ended December 31, 2022 was primarily due to decreases in salary and compensation costs, including fees paid to our Directors of $1.1 million due to a decrease in headcount after ceasing operations in November 2021, that was partially offset by an increase in legal and consulting fees of $0.8 million as the Company recorded settlement expense of $1.5 million related to a financial advisor that was partially offset by reduced legal fees of $0.6 million.
Projects, exploration, and development
During the years ended December 31, 2022 and 2021, Projects, exploration, and development costs totaled $18.4 million and $13.6 million, respectively. Projects, exploration, and development were related to: (i) completing technical studies; (ii) conducting geological studies; (iii) oversight and project management; and (iv) exploration drilling, engineering, and metallurgical activities. The increase of $4.8 million during the year ended December 31, 2022 was primarily the result of Phase 1 of the 2022-2023 exploration program discussed above compared to drilling costs during the year ended December 31, 2022 related to exploration drilling completed during the 2021 drilling program.
Write-off of deposit
During the year ended December 31, 2021, the Company determined that additional equipment was no longer expected to be purchased under the current mine plan. Accordingly, a full reserve was applied against the $0.9 million deposit previously paid by the Company to an equipment supplier. See Note 5 – Prepaids and Other, Net to the Notes to the Financial Statements for further detail.
Accretion
We recorded $0.4 million of Accretion during both of the years ended December 31, 2022 and 2021, which related to our Asset retirement obligation and future reclamation costs. See Note 13 – Asset Retirement Obligation to the Notes to the Financial Statements for further detail.
Impairment loss on assets held for sale
We did not record Impairment loss on assets held for sale for the year ended December 31, 2022 as the Company estimated the fair value of the Assets held for sale and determined that the fair value estimate exceeded the carrying value. We recorded $1.8 million of Impairment loss on assets held for sale during the year ended December 31, 2021, as the Company determined that the carrying value of its Assets held for sale exceeded the estimated fair value. See Note 7 – Assets Held For Sale to the Notes to the Financial Statements for further detail.
Interest expense, net of capitalized interest
As discussed and detailed in Note 10 – Debt, Net, Interest expense, net of capitalized interest to the Notes to the Financial Statements totaled $18.5 million and $20.6 million, respectively, during the years ended December 31, 2022 and 2021. The decrease of $2.1 million during the year ended December 31, 2022 was the result of a decrease in the outstanding obligation for the Sprott Credit Agreement as the Company repaid portions of the balance in March 2022 and November 2022. This decrease was offset by an increase in the balance outstanding on the Subordinated Notes at December 31, 2022 as compared to the same periods in 2021. The higher outstanding balance for the Subordinated Notes was due to quarterly interest payments that are paid in-kind as additional indebtedness. Additionally, the Company capitalized interest of $0.7 million during the year ended December 31, 2021 to its leach pad construction. The Company ceased construction on the new leach pad in February 2021 and, as a result, no further interest was capitalized.
Interest income
Interest income totaled $2.3 million for the year ended December 31, 2022. In July 2022, the Company invested a portion of its cash balances in AAAm rated U.S. Government Money Market Funds that are readily convertible to cash. These investments earned the Company $1.9 million in interest during the year ended December 31, 2022. In addition, the Company began earning interest on a portion of its Restricted cash balances in June 2022. The Company has earned $0.4 million on its Restricted cash since June 2022.

Gain on extinguishment of debt
During the year ended December 31, 2022, the Company recognized a Gain on extinguishment of debt of $5.0 million related to the purchase of $11.1 million of the Subordinated Notes (such amount included accrued interest of $0.2 million) in two transactions: (i) the Company paid cash consideration of $5.6 million; and (ii) the Company issued 500,000 shares of common stock with a grant date fair value of $0.4 million. In addition, the Company paid $0.1 million in legal fees. Total consideration, including legal fees, of $6.1 million was paid which represented a discount of approximately 42% to the face value of the debt.
Fair value adjustments to warrants
During the year ended December 31, 2022, the Fair value adjustments to warrants resulted in a non-cash gain of $0.2 million, as the market trading values of the publicly listed warrants decreased during the period.
During the year ended December 31, 2021, the Fair value adjustments to warrants resulted in a non-cash gain of $14.4 million, as the market trading values of the publicly listed warrants decreased, which was primarily due to a decrease in the underlying trading price of the common stock.
See Note 12 – Warrant Liabilities to the Notes to the Financial Statements for further detail.
Gain (loss) on sale of equipment and materials and supplies inventories, net of commissions
The Company recognized a Gain on sale of equipment and supplies, net of commissions of $3.9 million for the year ended December 31, 2022. Subsequent to ceasing mining operations in November 2021, the Company implemented an asset recovery program in order to monetize non-core assets and excess materials and supplies inventories. In addition, the Company sold an uninstalled regrind mill and ball mill that are not expected to be needed for a future milling operation. In conjunction with the sale of the ball mill, the Company paid commissions of $1.1 million to an equipment broker.
Income taxes
The Company incurred Nil net Income tax benefit or expense for the year ended December 31, 2022. During the year ended December 31, 2021, the Company recorded an Income tax benefit of $1.5 million which was the result of the Company carrying back its net operating losses to periods that the Company paid income tax prior to the Recapitalization Transaction. The Company has not recorded any future Income tax benefit for net losses, due to a full valuation allowance recorded against the net operating loss carryforward.
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
For additional details, see Note 17 – Income Taxes to the Notes to the Financial Statements.

Liquidity and Capital Resources
General
The Company’s unrestricted cash position at December 31, 2022 was $142.0 million as compared with $12.3 million at December 31, 2021. As discussed in Note 14 – Stockholders’ Equity in the Notes to the Financial Statements, the Company raised gross proceeds of approximately $194.4 million in March 2022, before deduction of commissions and expenses, through the following equity financings:
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
•In order to amend the Sprott Credit Agreement to facilitate these financings and extend the maturity of this agreement, the Company prepaid $23.9 million in March 2022.
In late 2021 and early 2022, to avoid potential non-compliance with the Sprott Credit Agreement, the Company obtained a series of waivers and entered into amendments to the Sprott Credit Agreement. See Debt Covenants below and Note 10 – Debt, Net in the Notes to the Financial Statements for information regarding additional waivers received and modifications to the Sprott Credit Agreement, including the Second A&R Agreement.
As the Company completed recovering gold and silver ounces previously placed on the leach pad in 2022, the Company does not expect to generate net positive cash for the foreseeable future. Accordingly, the Company will be dependent on its unrestricted cash and other sources of cash to fund the business. Historically, the Company has been dependent on various forms of debt and equity financing to fund its business. While the Company has been successful in the past raising funds through equity and debt financings, no assurance can be given that additional financing will be available to it in amounts sufficient to meet the Company’s needs or on terms acceptable to the Company. In the event that funds are not available, the Company may be required to materially change its business plan.
The Company’s future liquidity and capital resources management strategy entails a disciplined approach to monitor the timing and extent of any drilling, metallurgical and mineralogical studies while attempting to remain in a position that allows the Company to respond to changes in the business environment, such as a decrease in metal prices or lower than forecasted future cash flows, and changes in other factors beyond the Company’s control. The Company has undertaken efforts aimed at managing its liquidity and preserving its capital resources by, among other things: (i) monitoring metal prices and the impacts (near-term and future) they have on the business and cash flows; (ii) ceasing open pit mining operations to reduce net cash outflows; (iii) reducing the size of the workforce to reflect the cessation of mining operations; (iv) controlling working capital and managing discretionary spending; (v) reviewing contractor usage and rental agreements for more economic options, including termination of certain agreements in accordance with their terms; (vi) decreasing Restricted Cash balances that collateralize bonds, as available; and (vii) planning the timing and amounts of capital expenditures and drilling, metallurgical and mineralogical study costs at the Hycroft Mine and deferring such items that are not expected to benefit our near term operating plans. The Company has undertaken and continues to undertake additional efforts including: (i) monetizing non-core fixed assets and excess materials and supplies inventories; (ii) returning excess rental and leased equipment; (iii) selling uninstalled mills that are not expected to be needed for a future milling operation; and (iv) working with existing debt holders to adjust debt service requirements.
In addition, the Company will continue to evaluate alternatives to raise additional capital necessary to fund the future development of the Hycroft Mine and will continue to explore other strategic initiatives to enhance stockholder value.
Cash and liquidity
The Company has placed substantially all its cash in operating and investment accounts with well-capitalized financial institutions, thereby ensuring balances remain readily available. The Company uses AAAm rated U.S. Government Money Market Funds for its cash investments. Due to the nature of its operations and the composition of current assets, Cash and cash equivalents, Accounts receivable, Income tax receivable and Assets held-for-sale represent substantially all of the liquid assets on hand.

The following table summarizes projected sources of future liquidity, as recorded within the Financial Statements (dollars in thousands):

	December 31, 2022	December 31, 2021
Cash	$141,984	$12,342
Accounts receivable	2,771	—
Income tax receivable	1,530	1,530
Metal inventories(1)	—	6,693
Ore on leach pads(1)	—	10,106
Assets held-for-sale, net of payments received of $1.1 million (2)	6,098	11,558
Total projected sources of future liquidity	$152,383	$42,229
(1)As of December 31, 2022, the Company had recovered all estimated gold and silver ounces previously placed on the leach pads and sold all remaining metal inventories. See Note 3 – Inventories and Ore on Leach Pads to the Notes to the Financial Statements for additional information.
(2)In August 2022, the Company entered into an Equipment Purchase Agreement, as amended to sell one ball mill and one semi-autogenous (“SAG”) mill, and amended that agreement in December 2022 to also sell a sub-station transformer for a total of $13.6 million of which the Company has received payments totaling $1.1 million. Under the terms of the agreement, the final payment for the ball mill and SAG mill was due December 31, 2022 and the buyer was permitted to extend the payment of all or any portion of the final payment of $12.5 million up to and including June 30, 2023 provided that the buyer pays the Company interest at a rate of 5% per annum on any outstanding balance for the ball mill and SAG mill from January 1, 2023 through March 31, 2023 and 7.5% per annum on any outstanding balance from April 1, 2023 until June 30, 2023.
Year ended December 31, 2022 compared to year ended December 31, 2021
The following table summarizes sources and uses of cash for the following periods (dollars in thousands):

	Year Ended December 31,
	2022	2021
Net loss	$(60,828)	$(88,564)
Net non-cash adjustments	16,304	30,829
Net change in operating assets and liabilities	9,669	20,697
Net cash used in operating activities	(34,855)	(37,038)
Net cash provided by (used in) investing activities	8,337	(6,873)
Net cash provided by (used in) financing activities	155,849	(5,494)
Net increase (decrease) in cash	129,331	(49,405)
Cash, cash equivalents and restricted cash, beginning of period	46,635	96,040
Cash, cash equivalents and restricted cash, end of period	$175,966	$46,635
Cash used in operating activities
During the year ended December 31, 2022, the Company used $34.9 million of cash in operating activities primarily attributable to a net loss of $60.8 million, the cash impact of which was equal to $39.5 million, and $9.7 million was provided by working capital, which included a $15.8 million decrease for production-related inventories as the Company processed the remaining gold and silver ore on its leach pads and in its drain down solutions, which was partly offset by cash used to reduce Accounts payable of $3.8 million. The largest non-cash items included in net loss during the year ended December 31, 2022 included a $5.0 million Gain on extinguishment of debt, Non-cash portion of interest expense of $13.1 million and Asset retirement obligation adjustments of $4.7 million.
For the year ended December 31, 2021, the Company used $37.0 million of cash in operating activities primarily attributable to a net loss of $88.6 million, the cash impact of which was equal to $57.7 million, and $20.7 million provided by working capital, which included $29.0 million used to increase production-related inventories. The largest non-cash items included in net income during the year ended December 31, 2021 included Impairment charges and write-downs of $17.3 million related to the Write-down of inventories, Write-down of non-current ore on leach pads, Write-down of deposits and Impairment on equipment not in use, a $14.4 million gain from Fair value adjustments to warrants and Non-cash portion of interest expense of $16.8 million.

Cash provided by (used in) investing activities
During the year ended December 31, 2022, investing activities provided cash of $8.3 million primarily from the sale of assets previously held for sale, for net proceeds of $6.6 million and other mobile mine equipment and materials and supplies for net proceeds of $2.7 million. In addition, the Company purchased equipment of $1.0 million.
For the year ended December 31, 2021, the Company used $6.9 million in investing activities which primarily related to expenditures of (i) $2.7 million for purchased equipment and refurbishments; (ii) $2.5 million spent for the leach pad expansion project (which excludes $0.7 million of capitalized interest) to complete construction to the appropriate point in which we believe there would be minimal risk of adverse impacts to the leach pad.
Cash provided by (used in) financing activities
During the year ended December 31, 2022, cash provided by financing activities of $155.8 million was primarily related to the equity offerings completed during the period: (i) the Private Placement offering completed on March 15, 2022 for net cash proceeds of $55.4 million, and (ii) the ATM Program completed on March 25, 2022 for net cash proceeds of $133.5 million. These amounts were offset by prepayments under the Sprott Credit Agreement of $25.0 million, Additional Interest (which is classified as debt) payments under the Sprott Credit Agreement of $2.2 million, the purchase of $11.1 million Subordinated Notes for $5.6 million and payments on equipment notes payables of $0.1 million.
During the year ended December 31, 2021 we repaid $5.4 million of the principal and Additional Interest under the terms of our Sprott Credit Agreement.
Future capital and cash requirements
The following table provides the Company’s gross contractual cash obligations as of December 31, 2022, which are grouped in the same manner as they are classified in the Consolidated Statement of Cash Flows in order to provide a better understanding of the nature of the obligations and to provide a basis for comparison to historical information. The Company believes that the following provides the most meaningful presentation of near-term obligations expected to be satisfied using current and available sources of liquidity (dollars in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating activities:
Net smelter royalty(1)	$240,506	$6	$—	$—	$240,500
Remediation and reclamation expenditures(2)	76,795	—	4,717	4,890	67,188
Interest payments(3)	18,925	4,288	12,865	1,772	—
Crofoot Royalty(4)	4,495	151	—	—	4,344
Financing activities:
Repayments of debt principal(3)	153,479	127	205	153,147	—
Additional interest payments(5)	5,499	2,200	3,299	—	—
Total	$499,699	$6,772	$21,086	$159,809	$312,032
(1)Under the Sprott Royalty Agreement, the Company is required to pay a perpetual royalty equal to 1.5% of the Net Smelter Returns from the Hycroft Mine, payable monthly that also includes an additional amount for withholding taxes payable by the royalty holder. Amounts presented above incorporate mineral resource estimates as reported in the 2023 Hycroft TRS and are based on consensus pricing for gold and silver. See Note 11 – Deferred Gain on Sale of Royalty to the Notes to the Financial Statements for additional information.
(2)Mining operations are subject to extensive environmental regulations in the jurisdictions in which they are conducted and we are required, upon cessation of operations, to reclaim and remediate the lands that our operations have disturbed. The estimated undiscounted and inflated cash outflows of these remediation and reclamation obligations are reflected here. In the above presentation, no offset has been applied for the $58.3 million of our reclamation bonds or for the $34.0 million of cash collateral for those bonds included in Restricted Cash.
(3)Repayments of principal on debt consists of amounts due under the Sprott Credit Agreement (as amended by the Second A&R Agreement), the Subordinated Notes and notes payable for equipment purchases. Included in the repayment of the Subordinated Notes principal is interest that has been capitalized as payable in-kind on a quarterly basis, and on a monthly basis for the Sprott Credit Agreement (as amended by the Second A&R Agreement) for the first 12 months after the initial advance. Also included in the repayment of the Sprott Credit Agreement is the $3.3 million fee that has been capitalized as payable in-kind in connection with the Second A&R Agreement. See Note 10 – Debt, Net to the Notes to the Financial Statements for additional information.
(4)The Company is required to pay a 4% net profits royalty, including advance royalty payments of $120,000 in any year where mining occurs on the Crofoot claims and an additional $120,000 if tons mined from the Crofoot claim blocks exceed 5.0 million tons (“Crofoot Royalty”). See Note 23 – Commitments and Contingencies to the Notes to the Financial Statements for additional information. Amounts shown represent the current estimates of cash payment timing using consensus pricing for gold and silver.
(5)Additional interest payments consist of repayments of additional interest under the Sprott Credit Agreement (as amended by the Second A&R Agreement), commencing February 28, 2021 (with the first cash payment due three months after such date) and ending on the maturity date. See Note 10 – Debt, Net to the Notes to the Financial Statements for additional information.
In addition, the Company may enter into service agreements from time-to-time with drilling contractors or other consultants to perform work on or related to the Hycroft Mine. In general, these agreements are on an as-needed basis and do not have ongoing commitments and, as such, have not been included in the table above/
Debt covenants
The Company’s debt agreements contain representations and warranties, events of default, restrictions and limitations, reporting requirements, and covenants that are customary for agreements of these types.
The Sprott Credit Agreement (as amended by the Second A&R Agreement) contains covenants that, among other things, restrict or limit the ability of the Company to enter into encumbrances (other than Permitted Encumbrances), incur indebtedness (other than Permitted Indebtedness), dispose of its assets (other than Permitted Disposals), pay dividends, and purchase or redeem shares, as such terms are defined in the Sprott Credit Agreement (as amended by the Second A&R Agreement). The Sprott Credit Agreement (as amended by the Second A&R Agreement) requires the Company to ensure that, at all times, both its Working Capital and Unrestricted Cash is at least $15.0 million and its Working Capital is at least $10.0 million, as such terms are defined in the Sprott Credit Agreement (as amended by the Second A&R Agreement), and that at least every six months the Company demonstrates its ability to repay and meet all present and future obligations as they become due with a financial model that uses consensus gold prices discounted by 5.0%. The Subordinated Notes include customary events of default, including those relating to a failure to pay principal or interest, a breach of a covenant, representation or warranty, a cross-default to other indebtedness, and non-compliance with security documents. As of December 31, 2022, the Company was in compliance with all covenants under its debt agreements.
On February 28, 2022, the Company entered into the February 2022 Waiver and Amendment with the Lender amending the November 2021 Waiver. Pursuant to the February 2022 Waiver and Amendment, the Lender: (i) waived the Company’s obligation under the Sprott Credit Agreement (as then amended in 2020) to maintain at least $9.0 million of Unrestricted Cash on the last day of each calendar month during the period ending May 10, 2022 (the “Waiver Period”), provided that, the Company maintained at least $7.5 million of Unrestricted Cash on the last day of February 2022 and at least $9.0 million on the last day of each month thereafter during the Waiver Period; (ii) waived all obligations of the Company to prepay the facility with the net cash proceeds of any Mill Asset Sales (as defined in the February 2022 Waiver and Amendment) until the earlier of: (a) the date on which the Company completes a private placement or other offering or issuance of its equity securities (the “Offering Date”); and (b) March 31, 2022; and (iii) extended the payment due date for the additional February interest payment and the February principal payment until the earlier of: (a) the Offering Date; and (b) March 31, 2022. Further, pursuant to the February 2022 Waiver and Amendment, any failure by the Company to comply with the terms of the preceding sentence would constitute an immediate Event of Default under the Credit Agreement.
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
In addition, in November 2022, the Company prepaid an additional principal amount of $1.1 million for the Sprott Credit Agreement. After giving effect to such prepayments discussed above, the outstanding principal balance under the Second A&R Agreement was as of December 31, 2022 to be $55.2 million (before issuance discounts) including unpaid additional interest of approximately $5.5 million.
Off-balance sheet arrangements
As of December 31, 2022, the Company’s off-balance sheet arrangements consisted of a net profit royalty arrangement and a net smelter royalty arrangement (see Note 23 – Commitments and Contingencies to the Notes to the Financial Statements).

Accounting Developments
The following accounting pronouncements were adopted by the Company during the year ended December 31, 2022:
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
Although other estimates are used in preparing our financial statements, we believe that the following accounting estimates are the most critical to understanding and evaluating our reported financial results. For information on all of our significant accounting policies, see Note 2 – Summary of Significant Accounting Policies to the Notes to the Financial Statements.
Impairment of long-lived assets
Estimate Required:
Our long-lived assets consist of Plant and equipment, net. We review and evaluate our long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Events that may trigger a test for recoverability include, but are not limited to, significant adverse changes to projected Revenues, costs, or future expansion plans or changes to federal and state regulations (with which we must comply) that may adversely impact our current or future operations. An impairment is determined to exist if the total projected future cash flows on an undiscounted basis are less than the carrying amount of a long-lived asset group. An impairment loss is measured and recorded based on the excess carrying value of the impaired long-lived asset group over fair value.
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
Impact of Change in Estimate:
The estimates and assumptions used to determine the fair value of our long-lived assets as of December 31, 2022 were based on sales transactions of comparable assets. We compared the $113.0 million estimated fair value, after allocating the fair value to other assets and liabilities, to the carrying value of our Plant and equipment, net of $54.8 million, and given the large surplus between the estimated fair value of the Company and the carrying value of our Plant and equipment, net a change in the estimates used in the mark-based approach would be unlikely to result in an impairment as of December 31, 2022.
Asset retirement obligation
Estimate Required:
We will be required to perform reclamation activity at the Hycroft Mine in the future. As a result of this requirement, an Asset retirement obligation has been recorded on our Consolidated Balance Sheets that is based on our expectation of the costs that will be incurred years in the future. Any underestimate or unanticipated reclamation costs or any changes in governmental reclamation requirements could require us to record or incur additional reclamation costs. We accrue an Asset retirement obligation when they become known, are probable and can be reasonably estimated. Whenever a previously unrecognized Asset retirement obligation becomes known, or a previously estimated reclamation cost is increased or decreased, the amount of that liability and any additional cost will be recorded at that time and could materially reduce our consolidated net income attributable to stockholders.
Impact of Change in Estimate:
Based on the proposed 34-year mine plan which was the basis of our operations when we ceased mining activities in November 2021, and which we believe remains the best estimate for the life of mine, the Company expects to perform substantially all of its reclamation activities beginning in 2047 upon the estimated closure of the Hycroft Mine. In addition, the Company expects to perform reclamation activities for its Crofoot heap leach pad beginning in 2026 and continuing through 2028. If the reclamation activities expected to be performed upon closure of the Hycroft Mine were to begin ten years earlier or later than currently assumed our reclamation liability would increase or decrease by approximately $3.7 million and $1.7 million, respectively. Adjustments may occur due to a change in estimate due to timing, costs assumptions, or regulatory requirements.
Warrant liabilities
Estimate Required:

We account for the 5-Year Private Warrants to purchase shares of our common stock that are not indexed to our own stock as liabilities at fair value on the Consolidated Balance Sheets. The warrants are subject to remeasurement at each balance sheet date, and any change in fair value is recognized as a component of Other income (expense), net on the Consolidated Statement of Operations. We will continue to adjust the liability for changes in fair value of the 5-Year Private Warrants until the earlier of the (i) exercise or expiration of the 5-Year Private Warrants or (ii) the transfer of any 5-Year Private Warrants to any person who is not a permitted transferee, at which time the applicable Warrant liabilities will be extinguished. The terms of the 5-Year Private Warrants are substantially identical to the 5-Year Public Warrants except the 5-Year Private Warrants, while held by the SPAC sponsor and/or SPAC underwriter and their permitted transferees, are precluded from mandatory redemption and are entitled to exercise on a cashless bases at the holder’s election. Accordingly, we use a Black-Scholes model with an appropriate estimate of volatility considering volatility of the 5-Year Public Warrants and using a Monte Carlo simulation model to incorporate the redemption and cashless exercise features in the 5-Year Private Warrants. Increases (decreases) in the assumptions result in a directionally similar impact to the fair value of the Warrant liabilities.

Impact of Change in Estimate:

A $0.01 increase or decrease in the fair value estimate of 5-Year Private Warrants would increase or decrease the Warrant liabilities, by $0.1 million with the offset in Other income (expense).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As the Company qualifies as smaller reporting company under Item 10(f) of Regulation S-K, quantitative and qualitative disclosures about market risk are not required, and such are omitted from this filing.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Hycroft Mining Holding Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Hycroft Mining Holding Corporation (the “Company”) as of December 31, 2022, the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Moss Adams LLP
Dallas, Texas
March 28, 2023

We have served as the Company’s auditor since 2022.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Hycroft Mining Holding Corporation

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Hycroft Mining Holding Corporation (the “Company”) as of December 31, 2021; the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year ended December 31, 2021; and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and the results of its operations and its cash flows for the year ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

We served as the Company’s auditor from 2015 to 2022.
/s/ Plante & Moran, PLLC
Southfield, Michigan
March 30, 2022

HYCROFT MINING HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share and per share amounts)

	December 31, 2022	December 31, 2021

Assets:
Cash and cash equivalents	$141,984	$12,342
Accounts receivable	2,771	—
Income tax receivable	1,530	1,530
Interest receivable	459	—
Inventories – Note 3	2,808	11,069
Ore on leach pads – Note 3	—	10,106
Prepaids and deposits, net – Note 4	2,840	2,342
Current assets	152,392	37,389
Plant and equipment, net – Note 5	54,832	58,484
Restricted cash – Note 6	33,982	34,293
Other assets – Note 4	600	600
Assets held for sale – Note 7	7,148	11,558
Total assets	$248,954	$142,324
Liabilities:
Accounts payable and accrued expenses	$5,644	$9,430
Contract liabilities – Note 8	1,050	—
Debt, net – Note 10	2,328	16,666
Deferred gain on sale of royalty – Note 11	—	125
Other liabilities – Note 9	3,011	5,044
Current liabilities	12,033	31,265
Debt, net – Notes 10 and 20	132,690	143,638
Deferred gain on sale of royalty – Note 11	29,837	29,714
Warrant liabilities – Notes 12 and 20	786	669
Asset retirement obligation – Note 13	10,302	5,193
Other liabilities – Note 9	—	339
Total liabilities	$185,648	$210,818
Commitments and contingencies – Note 23
Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 1,400,000,000 shares authorized; 200,270,599 issued and outstanding at December 31, 2022, and 60,433,395 issued and outstanding at December 31, 2021 – Note 14	$20	$6
Additional paid-in capital – Note 14	733,437	540,823
Accumulated deficit	(670,151)	(609,323)
Total stockholders’ equity (deficit)	63,306	(68,494)
Total liabilities and stockholders’ equity (deficit)	$248,954	$142,324
The accompanying notes are an integral part of these consolidated financial statements.

HYCROFT MINING HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share amounts)

	Year Ended December 31,
	2022	2021
Revenues – Note 15	$33,229	$110,734
Cost of sales:
Production costs	30,756	102,750
Depreciation and amortization	3,361	8,544
Mine site period costs – Note 2	13,720	38,166
Asset retirement obligation adjustments – Note 13	4,701	—
Write-down of non-current ore on leach pads – Note 3	—	5,888
Write-down of materials and supplies inventories – Note 3	1,051	7,990
Total cost of sales	53,589	163,338
Operating expenses:
General and administrative	14,367	14,619
Projects, exploration, and development	18,355	13,587
Write-off of deposit – Note 4	—	916
Accretion – Note 13	408	408
Impairment loss on assets held for sale – Note 7	—	1,777
Loss from operations	(53,490)	(83,911)
Other (expense) income:
Interest expense, net of capitalized interest – Note 10	(18,481)	(20,593)
Interest income	2,313	—
Gain on extinguishment of debt – Note 10	5,041	—
Fair value adjustment to warrants – Notes 12 and 20	(159)	14,426
Gain (loss) on sale of equipment and supplies inventories, net of commissions	3,948	(16)
Loss before income taxes	(60,828)	(90,094)
Income tax benefit – Note 17	—	1,530
Net loss	$(60,828)	$(88,564)

Loss per share:
Basic – Note 18	$(0.36)	$(1.47)
Diluted – Note 18	$(0.36)	$(1.47)
Weighted average shares outstanding:
Basic – Note 18	169,773,055	60,101,499
Diluted – Note 18	169,773,055	60,101,499
The accompanying notes are an integral part of these consolidated financial statements.

HYCROFT MINING HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2022	2021
Cash flows used in operating activities:
Net loss	$(60,828)	$(88,564)
Adjustments to reconcile net loss for the period to net cash used in operating activities:
Non-cash portion of interest expense – Note 10	13,149	16,812
Non-cash loss (gain) on fair value adjustment for warrant liabilities – Note 12	159	(14,426)
Depreciation and amortization	3,356	8,429
Stock-based compensation – Note 16	2,469	2,264
Accretion – Note 13	408	408
Asset retirement obligation adjustments – Note 13	4,701	—
Impairment charges and write-downs – Notes 3, 5, and 7	1,051	17,326
(Gain) loss on sale of equipment	(3,948)	16
Gain on extinguishment of debt – Note 10	(5,041)	—
Changes in operating assets and liabilities:
Accounts receivable	(2,774)	426
Income tax receivable – Note 17	—	(1,530)
Interest receivable	(459)	—
Production-related inventories	15,808	29,015
Materials and supplies inventories	1,464	(6,186)
Prepaids and deposits	(498)	1,690
Accounts payable	(3,786)	(2,851)
Contract liabilities – Note 8	1,050	—
Other liabilities	(1,136)	133
Net cash used in operating activities	(34,855)	(37,038)
Cash flows provided by (used in) investing activities:
Additions to plant, equipment, and mine development	(951)	(6,990)
Proceeds from sale of equipment – Note 5	2,714	117
Proceeds from assets held for sale, net of commissions expense – Note 7	6,574	—
Net cash provided by (used in) investing activities	8,337	(6,873)
Cash flows provided by (used in) financing activities:
Principal payments on debt	(32,885)	(5,405)
Principal payments on finance leases	(125)	(89)
Proceeds from issuance of common stock and warrants, net of issuance costs – Note 14	188,859	—
Net cash provided by (used in) financing activities	155,849	(5,494)
Net increase (decrease) in cash, cash equivalents, and restricted cash	129,331	(49,405)
Cash, cash equivalents, and restricted cash, beginning of period	46,635	96,040
Cash, cash equivalents, and restricted cash, end of period	$175,966	$46,635
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$141,984	$12,342
Restricted cash	33,982	34,293
Total cash, cash equivalents, and restricted cash	$175,966	$46,635
See Note 21 – Supplemental Cash Flow Information for additional details.
The accompanying notes are an integral part of these consolidated financial statements.

HYCROFT MINING HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(dollars in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at January 1, 2021	59,901,306	$6	$537,370	$(520,759)	$16,617
Stock-based compensation costs	—	—	2,185	—	2,185
Vesting of restricted stock units	394,589	—	765	—	765
Stock issuance – other	137,500	—	209	—	209
5-Year Private Warrants transferred to 5-Year Public Warrants - Notes 12 and 14	—	—	294	—	294
Net loss	—	—	—	(88,564)	(88,564)
Balance at December 31, 2021	60,433,395	$6	$540,823	$(609,323)	$(68,494)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount
Balance at January 1, 2022	60,433,395	$6	$540,823	$(609,323)	$(68,494)
Issuance of common stock and warrants – Note 14	136,870,064	14	187,482	—	187,496
Vesting of restricted stock units - Note 16	1,114,962	—	727	—	727
5-Year Private Warrants transferred to 5-Year Public Warrants – Notes 12 and 14	—	—	42	—	42
Stock issuance – other – Note 14	1,852,178	—	1,907	—	1,907
Stock-based compensation costs	—	—	2,456	—	2,456
Net loss	—	—	—	(60,828)	(60,828)
Balance at December 31, 2022	200,270,599	$20	$733,437	$(670,151)	$63,306
The accompanying notes are an integral part of these consolidated financial statements.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
1. Company Overview
Hycroft Mining Holding Corporation (formerly known as Mudrick Capital Acquisition Corporation (“MUDS”)) and its subsidiaries (collectively, “Hycroft”, the “Company”, “we”, “us”, “our”, “it”, or “HYMC”) is a U.S.-based gold and silver company that is focused on exploring and developing the Hycroft Mine in a safe, environmentally responsible, and cost-effective manner. The Hycroft Mine is located in the State of Nevada and the corporate office is located in Winnemucca, Nevada.
The Company restarted pre-commercial scale open pit mining operations at the Hycroft Mine during the second quarter of 2019 and began producing and selling gold and silver during the third quarter of 2019. The Company operated the Hycroft Mine until November 2021 when it discontinued active mining operations as a result of the then current and expected ongoing cost pressures for many of the reagents and consumables used at the Hycroft Mine and to further determine the most effective processing method for the sulfide ore. During the year ended December 31, 2022, the Company continued processing gold and silver from ore previously placed on its leach pads and, in August 2022, determined that it was no longer economic to continue to apply cyanide solution to the leach pads. As a result, the Company completed processing of gold and silver ore as of December 31, 2022. In March 2023, the Company, along with its third-party consultants, completed and filed the Hycroft Property Initial Assessment Technical Report Summary Humboldt and Pershing Counties, Nevada (“2023 Hycroft TRS”) which included a mineral resource estimate utilizing a pressure oxidation (“POX”) process for sulfide mineralization and heap leaching process for oxide and transition mineralization. The Company will continue to build on the work to date and investigate opportunities identified through progressing the technical and data analyses leading up to the 2023 Hycroft TRS and will provide an updated technical report at an appropriate time.
In March 2022, the Company completed an equity private placement and an at-the-market public offering program (“ATM Program”) that raised gross proceeds of $194.4 million before issuance costs. During the year ended December 31, 2022, the Company used a portion of the proceeds from these equity offerings to prepay and purchase debt, conduct Phase 1 of its 2022-2023 exploration program that focused on the higher-grade opportunities identified during 2021 exploration drilling and a systematic approach to develop a better understanding of the Hycroft Mine deposit, including potential feeder systems, and advance technical studies for the process to recover gold and silver from sulfide ore.
2. Summary of Significant Accounting Policies
Basis of presentation
These consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).
Liquidity
As of December 31, 2022, the Company had available unrestricted cash on hand of $142.0 million and net working capital of $140.4 million which is expected to provide it with the necessary liquidity to fund its operating and investing requirements and future obligations as they become due within the next twelve months from the date of this filing.
The Company generated revenue in 2022 from processing gold and silver ore previously placed on leach pads prior to ceasing mining operations in November 2021 that partially offset the cash used in its operations and investing activities. Since the Company completed processing of gold and silver ore as of December 31, 2022, the Company does not expect to generate net positive cash from operations for the foreseeable future. Accordingly, the Company will be dependent on its unrestricted cash and other sources of cash to fund its business. As discussed in Note 14 – Stockholders’ Equity, the Company raised gross proceeds of $194.4 million in the year ended December 31, 2022 through the following equity financings:
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

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
Under the ATM Program, which was completed on March 25, 2022, the Company sold 89,553,584 shares of common stock for gross proceeds, before commissions and offering expenses, of $138.6 million.
•On November 28, 2022, the Company reduced the outstanding principal amount of Subordinated Notes (as defined in Note 10 – Debt, Net) by $11,139,707 in exchange for (i) payment of $5,569,854 and (ii) issuance of 500,000 shares of the Company’s Class A common stock.
Also, as discussed in Note 10 – Debt, Net, as a result of the equity financings above, the Company reached an agreement with Sprott Private Resource Lending II (Collector), LP (the “Lender”) with respect to the Credit Agreement among Hycroft Mining Holding Corporation, as borrower, Autar Gold Corporation, MUDS, MUDS Holdco Inc., Allied VGH LLC, Hycroft Resources and Development, LLC, Sprott Private Resource Lending II (Collector) Inc., and Sprott Resources Lending Corp. (“Sprott Credit Agreement”), which required the Company to prepay principal under the facility in the amount of $10.0 million following the Company’s receipt of the $55.9 million cash proceeds discussed above. The Company also made additional prepayments of $13.9 million in March 2022 and $1.1 million in November 2022.
In addition to the above equity financings, the Company will continue to evaluate alternatives to raise additional capital necessary to fund the future exploration and development of the Hycroft Mine and will continue to explore other strategic initiatives to enhance stockholder value.
Historically, the Company has been dependent on various forms of debt and equity financing to fund its business. While the Company has been successful in the past raising funds through equity and debt financings, no assurance can be given that additional financing will be available to it in amounts sufficient to meet the Company’s needs or on terms acceptable to the Company. In the event that funds are not available, the Company may be required to materially change its business plan.
Use of estimates
The preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that affect amounts reported in these consolidated financial statements and accompanying notes. The more significant areas requiring the use of management estimates and assumptions relate to: the useful lives of long-lived assets; estimates of mineral resources; estimates of life-of-mine production timing, volumes, costs and prices; future mining and future processing plans; environmental reclamation and closure costs and timing; deferred taxes and related valuation allowances; estimates of the fair value of liability classified warrants, and estimates of fair value for long-lived assets and financial instruments. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable at the time the estimate is made. Actual results may differ from amounts estimated in these consolidated financial statements, and such differences could be material. Accordingly, amounts presented in these consolidated financial statements are not indicative of results that may be expected for future periods.
Reclassification of prior year presentation
Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the Consolidated Statement of Operations to separately disclose Write-down of non-current ore on leach pads and Write-down of materials and supplies inventories. This change in classification does not affect the previously reported Write-down of inventories. An additional adjustment has been made to the table presented in Note 5 – Plant and Equipment, Net to separately disclose leach pad assets depreciated under the units of production method from leach pad assets depreciated under the straight-line method using the estimated service life of the leach pad asset. This change in classification does not affect previously reported Plant and equipment, net amounts.
Cash and cash equivalents
During 2022, the Company invested in the AAAm rated U.S. Government Money Market Funds that are readily convertible to cash and, as such, the Company has included them in Cash and cash equivalents. As of December 31, 2022, cash consisted of the Company’s cash and money market fund balances. The Company has not experienced any losses on cash balances and believes that no significant risk of loss exists with respect to its cash.
Restricted cash
The Restricted cash balance is primarily held as collateral for surety bonds that the Company uses to fulfill financial assurance obligations related to reclamation activity (see Note 13 – Asset Retirement Obligation for further detail). Additionally, interest received on cash collateral balances is restricted as to its use and is included as an increase to Restricted

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
cash with a corresponding recognition of Interest income when earned. Restricted cash is excluded from cash and is listed separately on the Consolidated Balance Sheets. As of December 31, 2022, and December 31, 2021, the Company held $34.0 million and $34.3 million in restricted cash, respectively. See Note 6 – Restricted Cash for additional information.
Accounts receivable
Accounts receivable consists of amounts due from customers for gold and silver sales. The Company evaluates the customers’ credit risk, payment history and financial condition to determine whether an allowance for doubtful accounts is necessary. The Company collected the outstanding Accounts receivable balance during the first three months of 2023.
Inventories and Ore on Leach Pads
Materials and supplies
Materials and supplies are valued at the lower of average cost or net realizable value. Cost includes applicable taxes and freight. The Company monitors its materials and supplies for turnover and obsolescence and records losses for excess and obsolete inventory, as appropriate.
Production inventories
The Company’s production-related inventories include: (i) Ore on leach pads; (ii) in-process inventories; and (iii) doré, off-site carbon and slag finished goods. Production-related inventories are carried at the lower of average cost or net realizable value per estimated recoverable gold ounce, which is computed for each category of production-related inventories at each reporting period. As of December 31, 2022, the Company completed processing of gold and silver ore previously placed on leach pads prior to ceasing mining operations in November 2021 and, as such, production-related inventories were Nil.
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
Precious metals inventory
Precious metals inventory consists of doré and off-site carbon containing both gold and silver, which is ready for off-site shipment or at a third-party refiner before being sold to a third party. As gold ounces are sold, costs are recognized in Production costs and Depreciation and amortization in the Consolidated Statements of Operations at an average cost per gold ounce sold.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
Plant and equipment, net
Expenditures for new facilities and equipment, and expenditures that extend the useful lives or increase the capacity of existing facilities or equipment are capitalized and recorded at cost. Such costs are depreciated using either the straight-line method over the estimated productive lives of such assets or the units-of-production method (when actively operating). For equipment and facilities that are constructed by the Company, interest is capitalized to the cost of the underlying asset while being constructed until such asset is ready for its intended use. See Note 5 – Plant and Equipment, Net for additional information.
Impairment of long-lived assets
The Company’s long-lived assets consist of Note 5 – Plant and Equipment, Net. The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Events that may trigger a test for recoverability include, but are not limited to, significant adverse changes to projected Revenues, costs, or future expansion plans or changes to federal and state regulations (with which the Company must comply) that may adversely impact the Company’s current or future operations. An impairment is determined to exist if the total projected future cash flows on an undiscounted basis are less than the carrying amount of a long-lived asset group. An impairment loss is measured and recorded based on the excess carrying value of the impaired long-lived asset group over fair value.
In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. The Company’s estimates of future cash flows and estimates of fair value are based on numerous assumptions and are subject to significant risks and uncertainties. See Note 5 – Plant and Equipment, Net for additional information.
During the year ended December 31, 2022, the Company determined a triggering event had occurred as the Company completed processing of gold and silver ore previously placed on leach pads prior to ceasing mining operations and, as such, the Company does not expect to have significant revenue or cash flows from operations during 2023. In addition, the 2023 Hycroft TRS does not include estimates of mineral reserves. As a result, the Company does not have a basis for projecting future cash flows on an undiscounted basis. The Company used a market-based approach for determining fair value based on sales transactions of comparable assets. Because the Company’s estimated fair value of long-lived assets held and used exceeded their carrying value, the Company determined no impairment of long-lived assets was necessary at December 31, 2022.
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

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
Contract liabilities
The Company’s Contract liabilities consist of deposits received toward the purchase of Assets held for sale. The Company records the deposits as Contract liabilities until risk of loss and title to the equipment is transferred to the buyer and the sale is considered complete.
Deferred gain on sale of royalty
The Company’s Deferred gain on sale of royalty is carried at amortized cost with reductions calculated by dividing actual gold and silver production by the estimated total life-of-mine production from mineral reserves. Any updates to mineral reserves or the estimated life-of-mine production profile would result in prospective adjustments to the amortization calculation used to reduce the carrying value of the royalty obligation. Amortization reductions to the Deferred gain on sale of royalty are recorded to Production costs which is included in Cost of sales. A portion of the Company’s Deferred gain on sale of royalty was previously classified as current based upon the estimated gold and silver expected to be produced over the next 12 months. The Deferred gain on sale of royalty and its embedded features do not meet the requirements for derivative accounting.
Asset retirement obligation
The Company’s mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. The Company’s Asset retirement obligation (“ARO”), associated with long-lived assets are those for which there is a legal obligation to settle under existing law, statute, written or oral contract or by legal construction. The Company’s ARO relates to its operating property, the Hycroft Mine, and was recognized as a liability at fair value in the period incurred. An ARO, which is initially estimated based on discounted cash flow estimates, is accreted to full value over time using the expected timing of future payments through charges to Accretion in the Consolidated Statements of Operations. As the Company’s 2023 Hycroft TRS does not include mineral reserves, the Company’s policy is to expense all asset retirement costs as incurred. In addition, once the Company establishes mineral reserves, asset retirement costs (“ARC”) will be capitalized as part of the related asset’s carrying value and depreciated on a straight-line method or units of production basis over the related long-lived asset’s useful life. The Company’s ARO is adjusted annually, or more frequently if necessary, to reflect changes in the estimated present value resulting from revisions to the timing or amount of reclamation and closure costs. Estimated mine reclamation and closure costs, may increase or decrease significantly in the future as a result of changes in regulations, mine plans, cost estimates, or other factors.
Revenue recognition
The Company recognizes revenue for gold and silver sales when it satisfies the performance obligation of transferring finished inventory to the customer, which generally occurs when the refiner notifies the customer that gold has been credited or irrevocably pledged to their account, at which point the customer obtains the ability to direct the use and obtain substantially all of the remaining benefits of ownership of the asset. The transaction amount is determined based on the agreed upon sales prices and the number of ounces delivered. Concurrently, the payment date is agreed upon, which is usually within one week of the sale date. Historically, the majority of sales have been in the form of doré bars, but the Company also sells gold and silver laden carbon and slag, a by-product. During the year ended December 31, 2022, a majority of sales were attributable to the latter. All sales are final.
Mine site period costs
Mine site period costs are costs related to care and maintenance activities at the Hycroft Mine, costs of activities that do not qualify for capitalization to production-related inventories and adjustments to production inventories that are the result of recurring or significant downtime or delays, unusually high levels of repairs, inefficient operations, overuse of processing reagents, inefficient cost-volume structures, or other costs and activities, and cannot be recorded to production-related inventories based on the threshold established by the calculation of the estimated net realizable value per ounce of gold, which incorporates estimated future processing, refining, and selling costs, as well as the value for silver by-product.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements

The following table summarize the components of Mine site period costs (dollars in thousands):

	Year Ended December 31,
	2022	2021
Production related costs	$13,328	$36,512
Capitalized depreciation and amortization	392	1,654
Total	$13,720	$38,166
Stock-based compensation
Stock-based compensation costs for non-employee directors and eligible employees are measured at fair value on the date of grant. Stock-based compensation costs are charged to General and administrative on the Consolidated Statements of Operations over the requisite service period. The fair value of awards is determined using the stock price on either the date of grant (if subject only to service conditions) or the date that the Compensation Committee of the Board of Directors establishes applicable performance targets (if subject to performance conditions). The Company records forfeitures as they occur. See Note 16 – Stock-Based Compensation for additional information.
Income taxes
The Company accounts for income taxes using the liability method, recognizing certain temporary differences between the financial reporting basis of the Company’s liabilities and assets and the related income tax basis for such liabilities and assets. This method generates either a net deferred income tax liability or asset for the Company, as measured by the statutory tax rates in effect at the anticipated time of reversal. The Company derives its deferred income tax provision or benefit by recording the change in either the net deferred income tax liability or asset balance for the year. See Note 17 – Income Taxes for additional information.
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
Fair value measurements
The Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements, defines fair value and establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:
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

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
Level 3 – Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).
Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Certain financial instruments, including Cash, Restricted cash, Accounts receivable, Prepaids and other, net, and Accounts payable and accrued expenses, are carried at cost, which approximates their fair value due to the short-term nature of these instruments. See Note 20 – Fair Value Measurements for additional information.
Warrants
Warrant liabilities
The Company accounts for certain warrants to purchase shares of the Company’s common stock that were issued to the SPAC sponsor and/or underwriter in a private placement and/or pursuant to a forward purchase contract (the “5-Year Private Warrants”) that are not indexed to the Company’s own stock as Warrant liabilities at fair value on the Consolidated Balance Sheets. These warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of Other expenses on the Consolidated Statements of Operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the (i) exercise or expiration of the 5-Year Private Warrants or (ii) the transfer of any 5-Year Private Warrants to any person who is not a permitted transferee, at which time the warrant liability will be reclassified to Additional paid-in capital on the Consolidated Balance Sheets with no subsequent remeasurement of the fair value.
Equity classified warrants
Warrants that are considered indexed to the Company’s own stock, which are not required to be recorded as a liability are measured at fair value at the date of issuance and included in Additional paid-in capital on the Consolidated Balance Sheets and do not require subsequent remeasurement of the fair value.
Projects, exploration, and development
Costs incurred for exploration, development and other project related expenses that do not qualify for capitalization are expensed within Projects, exploration, and development, which is included in Operating expenses on the Consolidated Statements of Operations. Projects, exploration, and development costs include expenditures for: (i) publishing technical studies; (ii) conducting geological studies; (iii) oversight and project management; and (iv) drilling, engineering, and metallurgical activities related to exploration and development.
Accounting pronouncements not yet adopted
In March of 2022, the FASB issued Accounting Standards Update (“ASU”) 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities to Contractual Sale Restrictions (“ASU 2022-03”). For emerging growth companies, the new guidance is effective for annual periods beginning after December 15, 2022. As the Company qualifies as an emerging growth company, the Company plans to take advantage of the deferred effective date afforded to emerging growth companies. The Company is currently evaluating the impact that adopting this update will have on its consolidated financial statements and related disclosures.
Recently adopted accounting pronouncements
In August 2020, the FASB issued ASU No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 simplifies guidance on accounting for convertible instruments and contracts in an entity’s own equity including calculating diluted earnings per share. For emerging growth companies, the new guidance is effective for annual periods beginning after December 15, 2022. The Company early adopted ASU 2020-06 as of January 1, 2022, with no material impact on its consolidated financial statements or the related disclosures.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
In December of 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. Amendments include removal of certain exceptions to the general principles of ASC 740, Income Taxes and simplification in several other areas such as accounting for a franchise tax (or similar tax) that is partially based on income. For emerging growth companies, the new guidance was effective for annual periods beginning after December 15, 2021 and the Company adopted ASU 2019-12 as of January 1, 2022, with no material impact on its consolidated financial statements or the related disclosures.
In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force). ASU 2021-04 clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (e.g., warrants) that remain equity classified after modification or exchange. ASU 2021-04 provides guidance that will clarify whether an issuer should account for a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as (i) an adjustment to equity and, if so, the related earnings per share effects, if any, or (ii) an expense and, if so, the manner and pattern of recognition. For emerging growth companies, the new guidance was effective for annual periods beginning after December 15, 2021 and the Company adopted ASU 2021-04 as of January 1, 2022, with no material impact on its consolidated financial statements or the related disclosures.
3. Inventories and Ore on Leach Pads
The following table provides the components of Inventories and the estimated recoverable gold ounces therein (dollars in thousands):

	Year Ended December 31,
	2022		2021
	Amount	Gold Ounces	Amount	Gold Ounces
Inventories:
Materials and supplies	$2,808	—	$4,376	—
Merrill-Crowe process plant	—	—	11	6
Carbon-in-column (on-site)	—	—	3,493	2,044
Finished goods (doré and off-site carbon)	—	—	3,189	1,799
Total	$2,808	—	$11,069	3,849
As of December 31, 2021, in-process inventories and finished goods inventories included $0.4 million of capitalized depreciation and amortization costs.
The following table summarizes Ore on leach pads and the estimated recoverable gold ounces therein (dollars in thousands):

	Year Ended December 31,
	2022		2021
	Amount	Gold Ounces	Amount	Gold Ounces
Ore on leach pads	$—	—	$10,106	7,130
During the year ended December 31, 2022, the Company completed processing of gold and silver ore previously placed on leach pads prior to ceasing mining operations in November 2021. As of December 31, 2021, Ore on leach pads included $0.6 million of capitalized depreciation and amortization costs.
Write-down of materials and supplies inventories
The Company recognized a Write-down of materials and supplies inventories on the Consolidated Statement of Operations of $1.1 million for the year ended December 31, 2022 for obsolete and slow moving materials and supplies inventories.
The Company recognized a Write-down of materials and supplies inventories on the Consolidated Statements of Operations of $8.0 million for the year ended December 31, 2021 related to the following:

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
•A write-down of Inventories of $5.9 million for obsolete and slow moving materials and supplies inventories. As a result of ceasing mining operations, it was determined that certain materials and supplies were not expected to be used in the next 12 months and, accordingly, a reserve was placed against these items.
•A loss of $2.1 million related to a firm purchase commitment for crusher liners that the Company agreed to purchase under consignment over a period of three years beginning in August 2020. This loss relates to the unfulfilled commitment obligation and has been reduced to reflect the Company’s negotiated settlement with the supplier and the Company has reflected the $2.1 million obligation in Accounts payable and accrued expenses on the Consolidated Balance Sheets.
Write-down of ore on leach pads
During the year ended December 31, 2021, the Company recognized a write-down of the non-current portion of Ore on leach pads of $5.9 million that included $5.5 million Production costs and $0.4 million of capitalized depreciation and amortization costs related to 3,612 ounces of gold contained in the over liner material on the new larger leach pad which the Company began constructing in 2020. As the 2022 Hycroft TRS did not include mineral reserves, it was determined that the recoverability of these ounces was dependent upon additional work and technical studies and, as a result, it was determined that the ounces and related capitalized amounts should be written-off.
4. Prepaids and Deposits, Net
The following table provides the components of Prepaids and deposits, net and Other assets (dollars in thousands):

	Year Ended December 31,
	2022	2021
Prepaids and deposits, net – current
Prepaids
Insurance	$1,221	$1,014
Mining claims and permitting fees	940	891
License fees	287	186
Other	154	56
Deposits	238	195
Total	$2,840	$2,342

Other assets – non-current
Royalty – advance payment on Crofoot Royalty	$600	$600
Deposits
During the year ended December 31, 2021, the Company determined that additional equipment was no longer expected to be purchased under the current mine plan. Accordingly, a full reserve was applied against a $0.9 million deposit previously paid by the Company to an equipment supplier.
Royalty – advance payment
As of December 31, 2022 and 2021, royalty-advance payments included annual advance payments for a portion of the Hycroft Mine that is subject to a mining lease requiring a 4% net profit royalty be paid to the previous owners of certain patented and unpatented mining claims. See Note 23 – Commitments and Contingencies for further detail.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
5. Plant and Equipment, Net
The following table provides the components of Plant and equipment, net (dollars in thousands):

		Year Ended December 31,
	Depreciation Life or Method	2022	2021
Production leach pads	Units-of-production	$11,190	$11,190
Test leach pads	18 months	6,241	6,241
Process equipment	5 - 15 years	17,302	17,735
Buildings and leasehold improvements	10 years	9,280	9,280
Mine equipment	5 - 7 years	4,872	6,224
Vehicles	3 - 5 years	1,578	1,454
Furniture and office equipment	7 years	370	330
Construction in progress and other		35,721	35,794
		$86,554	$88,248
Less, accumulated depreciation and amortization		(31,722)	(29,764)
Total		$54,832	$58,484
Depreciation expense related to Plant and equipment, net was $3.4 million and $8.5 million for the years ended December 31, 2022 and December 31, 2021, respectively.
Leach pads
The Company has historically recorded depreciation on its production leach pads by dividing the monthly ounce production by the estimated mineral reserves included in its technical reports. As the Company ceased mining activities in November 2021 and no longer reports mineral reserves for the Hycroft Mine, the Company estimated the remaining leach pad life based on available capacity in tons. As a result of this change in estimate, the Company recorded additional depreciation expense of $1.7 million for the year ended December 31, 2021.
The Company has historically recorded depreciation on its test leach pads over the test pads estimated remaining useful life. An estimated useful life of 18 months was based upon the expectation of when the tests would be completed. During the year ended December 31, 2022 the Company’s test leach pads were fully depreciated.
Construction in progress and other
The primary project included in construction in progress at December 31, 2022 and December 31, 2021 was construction of a new larger leach pad, which continued through February 2021 at which time construction was suspended, resulting in construction costs for the new larger leach pad of $34.1 million since commencing construction in 2020.
6. Restricted Cash
The following table provides the components of Restricted cash (dollars in thousands):

	Year Ended December 31,
	2022	2021
Reclamation and other surety bond cash collateral	$33,982	$34,293
As of December 31, 2022 and December 31, 2021, the Company’s surface management surety bonds totaled $58.7 million and $59.3 million, respectively. In both periods, $58.3 million secured the financial assurance requirements for the Hycroft Mine. The remaining portion related to the securitization of the financial assurance requirements for the adjacent water supply well field and exploration project.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
The financial assurance requirement for the adjacent water supply well field and exploration within the project boundary was reduced to $0.4 million during the second quarter of 2022. This reduction was achieved by canceling a $1.0 million surety bond and replacing it with a $0.4 million increase to an existing surety bond. The $1.0 million surety bond was collateralized with $0.3 million cash which, upon cancellation, was returned to the Company. The $0.4 million increase to the existing surety bond was achieved without additional cash collateral.
Also in the second quarter of 2022, the Company began receiving interest on its cash collateral for certain surety bonds. During the year ended December 31, 2022, the Company earned $0.4 million of Interest income on its Restricted cash. Interest received on cash collateral balances is restricted as to its use and is included as an increase to Restricted cash with a corresponding recognition of Interest income when earned.
During the year ended December 31, 2021 the Company replaced certain surety bonds with new surety bonds with lower cash collateral requirements, resulting in an approximate $5.4 million reduction in Restricted cash.
7. Assets Held For Sale
The following table summarizes the Company’s Assets held for sale by asset class as of December 31, 2022 and December 31, 2021 (dollars in thousands):

	Year Ended December 31,
	2022	2021
Equipment not in use	$7,148	$11,163
Mine equipment	—	125
Materials and supplies	—	270
Total	$7,148	$11,558
In August 2022, the Company entered into an Equipment Purchase Agreement to sell one ball mill and one semi-autogenous (“SAG”) mill for consideration of $12.0 million. The Company amended the Equipment Purchase Agreement in December 2022 to include a sub-station transformer for an additional amount of $1.6 million for a total amended agreement amount of $13.6 million of which the Company has received payments totaling $1.1 million. Under the terms of the agreement, the final payment for the ball mill and SAG mill was due December 31, 2022 and the buyer was permitted to extend the payment of all or any portion of the final payment of $12.5 million up to and including June 30, 2023 provided that the buyer pays the Company interest at a rate of 5% per annum on any outstanding balance for the ball mill and SAG mill from January 1, 2023 through March 31, 2023 and 7.5% per annum on any outstanding balance from April 1, 2023 until June 30, 2023. In addition, the Company is reimbursed by the buyer for certain holding costs related to the ball and SAG mills. These costs are recorded as an offset to the expense included in the Consolidated Statement of Operations.
As of December 31, 2022, the remaining Assets held for sale that are not included in the Equipment Purchase Agreement discussed above are being marketed for sale. The Company has received interest from potential purchasers. It is the Company’s intention to complete the sales of these assets within the upcoming year.
A summary of the Company’s completed sales of equipment included in Assets held for sale during the year ended December 31, 2022:
•In February 2022, the Company completed the sale of a regrind mill that was included in Equipment not in use for gross proceeds of $1.3 million.
•In August 2022, the Company completed the sale of the Mine equipment for gross proceeds of $0.1 million.
•In December 2022, the Company completed the sale of the dual pinion ball mill and related assets included in Equipment not in use for gross proceeds of $6.3 million, reduced by a commissions expense calculated as 17.5% of total gross proceeds less certain other selling expenses.
As of December 31, 2022, the Company still held title to and risk of loss of the ball mills and SAG mill and, as such, all payments received toward the purchase of these assets have been included in Contract liabilities. See Note 8 – Contract Liabilities below for additional information.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
As of December 31, 2022, the Company estimated the fair value of the Assets held for sale and determined that the fair value estimate exceeded the carrying value and as such no impairment loss was recorded. During the year ended December 31, 2021, the Company determined that the carrying value of its Assets held for sale exceeded the estimated fair value and, as a result, the Company recorded an impairment loss of $1.8 million related to the difference between the carrying value of its Assets held for sale and the estimated fair value.
8. Contract Liabilities
The following table summarizes the components of Contract liabilities (dollars in thousands):

	Year Ended December 31,
	2022	2021
Assets held for sale
Equipment not in use(1)	$1,050	$—
Total	$1,050	$—
(1)As of December 31, 2022, the Company has received three payments totaling $1.1 million in accordance with the amended sales agreement for one SAG mill, one ball mill and a sub-station transformer. The Company will receive a final payment of $12.6 million no later than June 30, 2023. See Note 7 – Assets Held for Sale for additional details.
9. Other Liabilities
The following table summarizes the components of current and non-current portions of Other liabilities (dollars in thousands):

	Year Ended December 31,
	2022	2021
Other liabilities, current
Accrued compensation	$2,868	$2,641
Salary continuation payments	—	935
Restricted stock units	—	714
Deferred payroll tax liability	—	471
Excise tax liability	96	268
Accrued directors’ fees	36	15
Operating lease liability	11	—
Total	$3,011	$5,044

Other liabilities, non-current
Finance lease liability	$—	$286
Operating lease liability	—	53
Total	$—	$339
Accrued compensation
Accrued compensation reflects amounts for pay earned but not yet due, amounts for accrued and unused vacation pay, and accrued incentive compensation.
Salary continuation payments
The Company entered into separation agreements with former executives that provide for, among other things, continuation of such former executives’ salaries and certain benefits for periods of 12-24 months from the dates of separation.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
On October 6, 2021, the Company entered in a Waiver and Amendment to the Transition and Succession Agreement and Consulting Agreement with a former employee of the Company. The Waiver and Amendment amends the Transition and Succession Agreement and the Consulting Agreement between the Company and the former employee, dated July 1, 2020. The Waiver and Amendment terminated the remaining unpaid cash payments to the former employee pursuant to the Transition and Succession Agreement and Consulting Agreement in the aggregate amount of $0.7 million, in exchange for the issuance of an aggregate of up to 275,000 shares of the Company’s common stock, of which 137,500 shares of common stock were issued on October 8, 2021 and 137,500 shares of common stock were issued on June 30, 2022. See Note 14 – Stockholders’ Equity for additional details.
Deferred payroll tax liability
Under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), the Company previously deferred payment of certain employer payroll taxes. As of December 31, 2022, the Company had repaid all previously deferred amounts.
Excise tax liability
A gold and silver excise tax applied to gross sales proceeds became effective for the Company on July 1, 2021 following the passing of Assembly Bill 495 at the Nevada Legislative Session ended on May 31, 2021. This gold and silver excise tax is a tiered tax, with a highest rate of 1.1% and the first payment was made on April 1, 2022.
The bill does not take into consideration expenses or costs incurred to generate gross proceeds. Therefore, this tax is treated as a gross receipts tax and not as a tax based on income. As a result, the gold and silver excise tax has been reported as a component of Cost of sales and not as income tax expense. As of December 31, 2022, the Company has accrued $0.1 million related to the annual excise tax.
10. Debt, Net
Debt covenants
The Company’s debt agreements contain representations and warranties, events of default, restrictions and limitations, reporting requirements, and covenants that are customary for agreements of these types.
On November 9, 2021, the Company entered into a waiver (the “Waiver”) with Sprott Private Resource Lending II (Collector), LP (the “Lender”) of certain provisions of the Sprott Credit Agreement. Pursuant to the Waiver, the Lender permitted the Company to cease active mining operations.
On February 28, 2022, the Company entered into the February 2022 Waiver and Amendment with the Lender amending the November 2021 Waiver. Pursuant to the February 2022 Waiver and Amendment, the Lender: (i) waived the Company’s obligation under the Sprott Credit Agreement (as then amended in 2020) to maintain at least $9.0 million of Unrestricted Cash on the last day of each calendar month during the period ending May 10, 2022 (the “Waiver Period”), provided that, the Company maintained at least $7.5 million of Unrestricted Cash on the last day of February 2022 and at least $9.0 million on the last day of each month thereafter during the Waiver Period; (ii) waived all obligations of the Company to prepay the facility with the net cash proceeds of any Mill Asset Sales (as defined in the February 2022 Waiver and Amendment) until the earlier of: (a) the date on which the Company completes a private placement or other offering or issuance of its equity securities (the “Offering Date”); and (b) March 31, 2022; and (iii) extended the payment due date for the additional February interest payment and the February principal payment until the earlier of: (a) the Offering Date; and (b) March 31, 2022. Further, pursuant to the February 2022 Waiver and Amendment, any failure by the Company to comply with the terms of the preceding sentence would constitute an immediate Event of Default under the Credit Agreement.
As of December 31, 2022, the Company was in compliance with all financial covenants under its debt agreements. See Note 25 – Subsequent Events for further details on the Company’s debt covenants.
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

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
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
The Company was required to make principal repayments beginning on August 31, 2021 and on the last business day every three months thereafter. The first four principal repayments are equal to 2.5% of the outstanding principal amount of the Sprott Credit Agreement on May 31, 2021 (including all capitalized interest thereon, if any, but excluding the principal repayment then due). All subsequent principal repayments are equal to 7.5% of the outstanding principal amount of the Sprott Credit Agreement on May 31, 2021 (including all capitalized interest thereon, if any, but excluding the principal repayment then due). The Company is required to make prepayments of its outstanding principal balance equal to 50% or 100% of the proceeds received as outlined in the Sprott Credit Agreement. The Company reviewed the features of the Sprott Credit Agreement for embedded derivatives, and determined no such instruments exist.
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
In addition, the Company prepaid principal of $1.1 million for the Sprott Credit Agreement in November 2022.
Subordinated Notes
In connection with the business combination and pursuant to a 1.25 Lien Exchange Agreement, on May 29, 2020, the Company assumed $80.0 million in aggregate principal amount of Seller’s 1.25 Lien Notes that were exchanged as part of the Recapitalization Transaction (the “Subordinated Notes”). The Subordinated Notes are secured and subordinate in priority to the obligations under the Sprott Credit Agreement. The Subordinated Notes bear interest at a rate of 10.0% per annum, payable in-kind on a quarterly basis. The principal on the new Subordinated Notes is due December 1, 2025.
On November 28, 2022, the Company entered into a Note Purchase and Sale Agreement (the “Highbridge Agreement”) with Highbridge MSF International Ltd. (“Highbridge”) whereby the Company agreed to purchase and Highbridge agreed to sell, $11.1 million (including $0.2 million in accrued unpaid interest) of Subordinated Notes. The purchase of the Subordinated Notes was completed in two transactions: (i) cash consideration of $5.6 million; and (ii) the issuance of 500,000 shares of common stock with a grant date fair value of $0.4 million. In addition, the Company paid $0.1 million in legal fees related to the Highbridge Agreement. As a result of the Highbridge Agreement, the Company recorded a Gain on extinguishment of debt

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
of $5.0 million which represented the difference between the carrying value of the Subordinated Notes of $11.1 million and the total consideration paid, including legal fees, of $6.1 million. The purchase of the Subordinated Notes represented a discount of approximately 42% to the face value of the debt.
Amendment to the 10% Senior Secured Notes and Note Exchange Agreement
On March 14, 2022, the Company entered into an amendment to the 10% Senior Secured Notes and Note Exchange Agreement (the “Note Amendment”), with: (i) certain direct and indirect subsidiaries of the Company as Guarantors; (ii) holders of the Subordinated Notes, including certain funds affiliated with, or managed by, Mudrick Capital Management, L.P, Whitebox Advisors, LLC, Highbridge Capital Management, LLC, and Aristeia Capital, LLC (collectively, the “Amending Holders”); and (iii) Wilmington Trust, National Association, in its capacity as collateral agent. The Note Amendment amends the Note Exchange Agreement dated as of January 13, 2020 (the “Note Exchange Agreement”) and the Subordinated Notes issued thereunder in order to extend the maturity date of the Subordinated Notes from December 1, 2025 to December 1, 2027. The Note Amendment also removed the requirements that a holder receive the consent of the Company and the other holders in order to transfer any Subordinated Note. The Amending Holders constituted all of the holders of the Subordinated Notes. The Note Amendment became effective upon the closing of a private placement upon receipt of $55.9 million gross cash proceeds (before deduction of fees and expenses). The Company accounted for the Note Amendment as a debt modification as the Note Amendment did not result in debt that was substantially different. The Company incurred a $1.8 million liability management fee attributable to the completion of the Note Amendment. As the Note Amendment was accounted for as a debt modification, the $1.8 million paid to a third-party was charged to General and administrative.
Debt balances
The following table summarizes the components of Debt, net (dollars in thousands):

	Year Ended December 31,
	2022	2021
Debt, net, current:
Sprott Credit Agreement	$2,200	$17,223
Note payable	128	115
Less, debt issuance costs	—	(672)
Total	$2,328	$16,666

Debt, net, non-current:
Sprott Credit Agreement, net of original issue discount ($10.5 million, net)	$42,503	$51,809
Subordinated Notes	92,080	93,599
Note payable	205	345
Less, debt issuance costs	(2,098)	(2,115)
Total	$132,690	$143,638

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
The following table summarizes the Company’s contractual payments of Debt, net, including current maturities, for the five years subsequent to December 31, 2022 (dollars in thousands):

2023	$2,328
2024	2,329
2025	1,154
2026	22
2027	141,770
Total	147,603
Less, original issue discount, net of accumulated amortization ($9.8 million)	(10,487)
Less, debt issuance costs, net of accumulated amortization ($2.8 million)	(2,098)
Total debt, net	$135,018
Interest expense, net of capitalized interest
The following table summarizes the components of recorded Interest expense, net of capitalized interest (dollars in thousands):

	Year Ended December 31,
	2022	2021
Sprott Credit Agreement	$5,310	$6,349
Subordinated Notes	9,620	8,803
Amortization of original issue discount	2,840	1,394
Amortization of debt issuance costs	689	4,648
Other interest expense	22	53
Capitalized interest	—	(654)
Total	$18,481	$20,593
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
11. Deferred Gain on Sale of Royalty
On May 29, 2020, the closing date of the Recapitalization Transaction, the Company and Sprott Private Resource Lending II (Co) Inc. (the “Payee”) entered into a royalty agreement with respect to the Hycroft Mine (the “Sprott Royalty Agreement”) in which Payee paid to the Company cash consideration in the amount of $30.0 million, for which the Company granted to Payee a perpetual royalty equal to 1.5% of the Net Smelter Returns from the Hycroft Mine, payable monthly. Net Smelter Returns for any given month are calculated as Monthly Production multiplied by the Monthly Average Gold Price and the Monthly Average Silver Price, minus Allowable Deductions, as such terms are defined in the Sprott Royalty Agreement. The Company is required to remit royalty payments to the Payee free and clear and without any present or future deduction, withholding, charge or levy on account of taxes, except Excluded Taxes as such term is defined in the Sprott Royalty Agreement.
The Company had the right to repurchase up to 33.3% (0.5% of the 1.5% royalty) of the royalty on each of the first and second anniversaries from May 29, 2020. The Company did not exercise its right to repurchase 0.5% on the first anniversary and waived its right to the repurchase on the second anniversary. The Sprott Royalty Agreement is secured by a first priority lien on certain property of the Hycroft Mine, including: (1) all land and mineral claims, leases, interests, and rights; (2) water rights, wells, and related infrastructure; and (3) stockpiles, buildings, structures, and facilities affixed to, or situated on, the Hycroft Mine, which ranks senior to security interests and liens granted pursuant to the Sprott Credit Agreement. In addition to

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
the terms generally described above, the Sprott Royalty Agreement contains other terms and conditions commonly contained in royalty agreements of this nature.
As of December 31, 2022, the Company classified the entire deferred gain from the sale of its royalty as a non-current liability as a result of the cessation of mining operations in November 2021.
During the years ended December 31, 2022 and 2021, the Company made payments under the Sprott Royalty Agreement of $0.4 million and $2.3 million, respectively, which are included in Cost of sales on the Consolidated Statements of Operations.
During the year ended December 31, 2021, the Company recorded amortization of its Deferred gain on sale of royalty of approximately $0.1 million.
12. Warrant Liabilities
The following table summarizes the Company’s outstanding warrant liabilities (dollars in thousands):

					Transfers to an Unrelated Third Party(2)
	Balance at December 31, 2021		Fair Value Adjustments(1)				Expiration		Balance at December 31, 2022
	Warrants	Amount	Warrants	Amount	Warrants	Amount	Warrants	Amount	Warrants	Amount
5-Year Private Warrants	9,478,830	$664	—	$164	(352,315)	$(42)	—	$—	9,126,515	$786
Seller Warrants	12,721,901	5	—	(5)	—	—	(12,721,901)	—	—	—
Total	22,200,731	$669	—	$159	(352,315)	$(42)	(12,721,901)	$—	9,126,515	$786

	Balance at December 31, 2020		Fair Value Adjustments(1)		Transfers to an Unrelated Third Party (2)		Balance at December 31, 2021

	Warrants	Amount	Warrants	Amount	Warrants	Amount	Warrants	Amount
5-Year Private Warrants	9,888,415	$15,326	—	$(14,368)	(409,585)	$(294)	9,478,830	$664
Seller Warrants	12,721,901	63	—	(58)	—	—	12,721,901	5
Total	22,610,316	$15,389	—	$(14,426)	(409,585)	$(294)	22,200,731	$669
(1)Liability classified warrants are subject to fair value remeasurement at each balance sheet date in accordance with ASC 815-40, Contracts on Entity’s Own Equity. As a result, fair value adjustments related exclusively to the Company’s liability classified warrants. See Note 20 – Fair Value Measurements for further detail on the fair value of the Company’s liability classified warrants.
(2)See Note 14 – Stockholders Equity.
The following table summarizes additional information on the Company’s outstanding warrants as of December 31, 2022:

	Exercise Price	Exercise Period	Expiration Date	Warrants Outstanding
5-Year Private Warrants	$11.50	5 years	May 29, 2025	9,126,515
Warrant Liabilities
5-Year Private Warrants
The 5-Year Private Warrants cannot be redeemed and can be exercised on a cashless basis if the 5-Year Private Warrants are held by the initial purchasers or their permitted transferees. If the 5-Year Private Warrants are transferred to someone other than the initial purchasers or their permitted transferees (an “Unrelated Third Party”), such warrants become redeemable by the Company under substantially the same terms as the 5-Year Public Warrants. Since the original issue of private warrants, transfers to an Unrelated Third Party totaled 1,113,485, including 352,315, 409,585 and 351,585 during the years ended December 31, 2022, 2021 and 2020, respectively, and therefore became classified as 5-Year Public Warrants.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
Seller Warrants
On August 3, 2022, the Company issued a notice under the Seller Warrant Agreement notifying the holders of its Seller Warrants that the terms of the Seller Warrants were adjusted effective as of August 3, 2022 as a result of the issuance or deemed issuance of additional equity awards under the HYMC 2020 Performance and Incentive Pay Plan to “Restricted Persons” (as defined in the Seller Warrant Agreement) through August 3, 2022 in the aggregate amount of 2,570,602 restricted stock units convertible into shares of common stock and for the prospective issuance of up to 500,000 shares of common stock to participants who may be deemed to be Restricted Persons. These shares of common stock were not prospectively adjusted for previously under the Seller Warrant provisions.
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
Pursuant to the terms of the Seller Warrant Agreement, the Seller Warrants expired on October 22, 2022, seven years following the original issuance date. As of their expiration, the Seller Warrants were no longer exercisable or outstanding. See Note 23 – Commitments and Contingencies for further details regarding legal proceedings related to the Seller Warrants.
13. Asset Retirement Obligation (“ARO”)
The following table summarizes changes in the Company’s ARO (dollars in thousands):

	Year Ended December 31,
	2022	2021
Balance, beginning of period	$5,193	$4,785
Accretion	408	408
Changes in estimates	4,701	—
Balance, end of period	$10,302	$5,193
During the year ended December 31, 2022, the Company recorded a change in estimate to the ARO of $4.7 million. The change in estimate was due to updated assumptions regarding cost estimate, regulatory changes requiring additional sloping, and timing of costs for reclamation activities associated with the Crofoot leach pad prior to recommencing operations. In accordance with the change in estimate, the Company recorded an expense of $4.7 million as the Company does not have mineral reserves and accordingly all costs are expensed until such time that it declares mineral reserves. The Company estimates that no significant reclamation expenditures associated with the ARO will be made until 2026 and that reclamation work will be completed by the end of 2065.
Any underestimate or unanticipated reclamation costs or any changes in governmental reclamation requirements could require us to record or incur additional reclamation costs.
14. Stockholders’ Equity
Common stock
As of December 31, 2022, there were 200,270,599 shares of common stock issued and outstanding. Each holder of common stock is entitled to one vote for each share of common stock held by such holder. The holders of common stock are entitled to the payment of dividends and other distributions as may be declared from time to time by the Board of Directors in accordance with applicable law and to receive other distributions from the Company.
Preferred stock
As of December 31, 2022, there were no shares of preferred stock issued and outstanding.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
Dividend policy
The Sprott Credit Agreement contains provisions that restrict the Company’s ability to pay dividends. For additional information see Note 10 – Debt, Net.
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
Stock issuance – other
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

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
Salary continuation payments
The Company entered into separation agreements with former executives that provide for, among other things, continuation of such former executives’ salaries and certain benefits for periods of 12-24 months from the dates of separation.
On October 6, 2021, the Company entered in a Waiver and Amendment to the Transition and Succession Agreement and Consulting Agreement with a former employee. The Waiver and Amendment amends the Transition and Succession Agreement and the Consulting Agreement between the Company and the employee, dated July 1, 2020. The Waiver and Amendment terminated the remaining unpaid cash payments to the employee pursuant to the Transition and Succession Agreement and Consulting Agreement in the aggregate amount of $0.7 million, in exchange for the issuance of an aggregate of up to 275,000 shares of the Company’s common stock, of which 137,500 shares of common stock were issued on October 8, 2021 and 137,500 shares of common stock were issued on June 30, 2022.
Equity Classified Warrants
The following table summarizes the Company’s outstanding equity classified warrants included in Additional paid-in capital on the Consolidated Balance Sheets (dollars in thousands):

	Balance at December 31, 2021		Warrant Issuances		Transfers to an Unrelated Third Party(1)		Balance at December 31, 2022

	Warrants	Amount	Warrants	Amount	Warrants	Amount	Warrants	Amount
5-Year Public Warrants	24,811,068	$28,912	—	$—	352,315	$42	25,163,383	$28,954
Public Offering Warrants	9,583,334	12,938	—	—	—	—	9,583,334	12,938
Private Placement Offering Warrants	—	—	46,816,480	25,604	—	—	46,816,480	25,604
Total	34,394,402	$41,850	46,816,480	$25,604	352,315	$42	81,563,197	$67,496

	Balance at December 31, 2020		Transfers to an Unrelated Third Party(1)		Balance at December 31, 2021
	Warrants	Amount	Warrants	Amount	Warrants	Amount
5-Year Public Warrants	24,401,483	$28,619	409,585	$294	24,811,068	$28,912
Public Offering Warrants	9,583,334	12,938	—	—	9,583,334	12,938
Total	33,984,817	$41,557	409,585	$294	34,394,402	$41,850
(1)See Note 12 – Warrant Liabilities.
5-Year Public Warrants
Prior to the Recapitalization Transaction, MUDS issued 20,800,000 units, with each unit consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $11.50 per share for a period of five years from the May 29, 2020 Recapitalization Transaction (the “IPO Warrants”), and concurrently with the Recapitalization Transaction, the Company issued 3,249,999 warrants upon substantially the same terms as part of a backstop unit offering at an exercise price of $11.50 per share for a period of five years from the issuance date (the “Backstop Warrants” and collectively with the IPO Warrants, the “5-Year Public Warrants”). During the years ended December 31, 2021 and 2020, 409,585 and 351,585, respectively, 5-Year Private Warrants were transferred from a 5-Year Private Warrant holder to an Unrelated Third Party and, accordingly those warrants are now included with the 5-Year Public Warrants. The Company has certain abilities to call the 5-Year Public Warrants if the last reported sale price of common stock equals or exceeds $18.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period. As of December 31, 2022, the Company had 25,163,383 5-Year Public Warrants outstanding. The 5-Year Public Warrants (other than the Backstop Warrants) are listed for trading on the Nasdaq Capital Market under the symbol “HYMCW”.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
Public Offering Warrants
On October 6, 2020, the Company issued 9,583,334 units in an underwritten public offering at an offering price to of $9.00 per unit (the “Public Offering”), with each unit consisting of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $10.50 per share (“Public Offering Warrants”). Of the 9.6 million units issued, 5.0 million units were issued to Restricted Persons, as defined under the Seller Warrant Agreement. After deducting underwriting discounts and commission and offering expenses, the proceeds net of discount and equity issuance costs to the Company were $83.1 million. The Public Offering Warrants are immediately exercisable and entitle the holder thereof to purchase one share of common stock at an exercise price of $10.50 for a period of five years from the closing date of the Public Offering. The shares of common stock and the Public Offering Warrants were separated upon issuance in the Public Offering. The Public Offering Warrants are listed for trading on the Nasdaq Capital Market under the symbol “HYCML”.
Private Placement Warrants
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

As of March 15, 2022
Expected term (years)	5
Risk-free interest rate	2.1%
Expected volatility	118.4%
Expected dividend yield	—
The following table summarizes additional information on the Company’s outstanding equity-classified warrants as of December 31, 2022:

	Exercise price	Exercise period	Expiration date	Warrants outstanding

5-Year Public Warrants	$11.50	5 years	May 29, 2025	25,163,383
Public Offering Warrants	$10.50	5 years	October 6, 2025	9,583,334
Private Placement Offering Warrants	$1.068	5 years	March 15, 2027	46,816,480
15. Revenues
The table below is a summary of the Company’s gold and silver sales (dollars in thousands):

	Year Ended December 31,
	2022		2021
	Amount	Ounces Sold	Amount	Ounces Sold
Gold sales	$32,249	17,728	$100,532	56,045
Silver sales	980	44,084	10,202	397,546
Total	$33,229		$110,734

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
The Company’s gold and silver sales during the year ended December 31, 2022 and 2021 were attributable to the following customers:

	Year Ended December 31,
	2022		2021
	Amount	Percentage	Amount	Percentage
Customer A	$12,159	36.6%	$10,610	9.6%
Customer B	10,997	33.1%	99,480	89.8%
Customer C	10,073	30.3%	—	0.0%
Customer D	—	0.0%	644	0.6%
Total	$33,229	100.0%	$110,734	100.0%
16. Stock-Based Compensation
Performance and Incentive Pay Plan
The Company’s Performance and Incentive Pay Plan (the “PIPP”) was approved on February 20, 2019 and amended on May 29, 2020 and June 2, 2022. The PIPP is a stock-based compensation plan to attract, retain and motivate employees and directors while directly linking incentives to increases in stockholder value. Terms and conditions (including performance-based vesting criteria) of awards granted under the PIPP are approved by the Board of Directors or the Compensation Committee of the Board of Directors, who administer the PIPP. Awards may be granted in a variety of forms, including restricted stock, restricted stock units, stock options, stock appreciation rights, performance awards, and other stock-based awards.
On June 2, 2022, the Company’s stockholders approved an amendment to the PIPP which increased the number of authorized shares of common stock available for issuance by 12.0 million shares of common stock. As a result, 14,508,002 shares are authorized for issuance under the PIPP. As of December 31, 2022, there were 9,452,267 shares available for issuance under the PIPP.
As of December 31, 2022, all awards granted under the PIPP were in the form of restricted stock units to employees or consultants of the Company. Restricted stock units granted under the PIPP without performance-based vesting criteria typically vest in either equal annual installments over two to four years, or in entirety on the fourth anniversary after the grant date. Awards granted with performance-based vesting criteria typically vest in annual installments over three years subject to the achievement of certain financial and operating results of the Company. Certain restricted stock units granted to non-employee directors vest immediately while others vest in substantially equal installments over a two to three years period.
For restricted stock units granted prior to August 2020, a price per share was not determined upon the grant date. The number of shares of common stock of the Company to be issued upon vesting was calculated on the vesting date, which was either the second or third anniversary of the date of the grant, or the annual date the compensation committee determined the achievement of the corporate performance targets. Such unvested restricted stock unit awards were included in Other liabilities until each vesting date when the amount was transferred to Additional paid-in capital. As of December 31, 2022, there were no remaining restricted stock unit grants outstanding required to be accounted for as Other liabilities. Prior to each vesting date, the Company estimated the number of shares of common stock to be issued upon vesting using the closing share price of its common stock on the last day of each reporting period as quoted on the Nasdaq Capital Market.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
The following tables summarize the Company’s unvested share awards outstanding as of December 31, 2022 and 2021 under the PIPP:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2021(1)	2,210,911	$2.82
Granted	3,307,072	1.30
Impact of fluctuations in share price(2)	(515,198)	0.60
Canceled/forfeited	(282,500)	3.10
Vested(3)	(1,173,132)	2.96
Unvested at December 31, 2022	3,547,153	$1.99

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at December 31, 2020(1)	545,696	$8.12
Granted	1,171,869	5.08
Impact of fluctuations in share price(2)	1,632,136	0.61
Canceled/forfeited(1)	(762,822)	3.42
Vested	(375,968)	4.06
Unvested at December 31, 2021(1)	2,210,911	$2.82
(1)Amount includes liability-based awards for which the number of units awarded was not determined until the vesting date. The number of liability-based award units included in this amount were estimated using the market value of the Company’s common shares as of the end of each reporting period.
(2)Amount represents difference between liability-based awards estimated as of the end of the previous reporting period and the number of shares of common stock issued upon vesting.
(3)On December 31, 2022, 31,152 restricted stock units vested and the corresponding issuance of shares of common stock was deferred as the Company was under a trading black-out as of the date of vesting. The shares of common stock will be issued upon expiration of the trading black-out.
During the years ended December 31, 2022 and 2021, the Company reclassified $0.7 million and $0.8 million from Other liabilities, current to Additional paid-in capital for performance-based restricted stock units that vested.
The total intrinsic value of restricted stock units (calculated as the product of price per share on the vesting date times the number of restricted stock units vested) vested during the years ended December 31, 2022 and 2021 was $1.3 million for both periods.
During the years ended December 31, 2022 and 2021, the Company recorded compensation expense of $2.5 million and $2.3 million related to restricted stock awards.
As of December 31, 2022, there was $4.8 million of unrecognized compensation cost related to unvested restricted stock units, which is expected to be recognized over a weighted-average period of approximately 2.10 years.
17. Income Taxes
For the year ended December 31, 2022 the Company recorded no Income tax benefit or expense. For the year ended December 31, 2021, the Company recorded a current Income tax benefit of $1.5 million. The annual effective tax rate was Nil and 1.7% for 2022 and 2021, respectively, which was driven primarily by losses for each period.
The Company is subject to state income tax in Colorado, but did not incur any income tax expense related to Colorado due to continued net operating losses. The Company is subject to mining taxes in Nevada, which are classified as income taxes as such taxes are based on a percentage of mining profits but did not incur any mining tax expense due to continued mining losses. The Company is not subject to foreign income taxes as all of the Company’s operations and properties are located within the United States.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
The Company’s loss before income taxes was attributable solely to domestic operations in the United States. The components of the Company’s income tax expense (benefit) were as follows (in thousands):

	Year Ended December 31,
	2022	2021
Current
Federal	$—	$(1,530)
Deferred
Federal	(17,719)	(14,495)
Change in valuation allowance	17,719	14,495
Income tax benefit	$—	$(1,530)
For the year ended December 31, 2022, the Company incurred no net income tax expense or benefit. For the year ended December 31, 2021, the Company recorded a current Income tax benefit of $1.5 million for discrete items related estimated tax payments submitted prior to the Recapitalization Transaction as well as a carryback of 2020 net operating loss to 2018 and 2019 under the provisions of the CARES Act.
The following table provides a reconciliation of income taxes computed at the United States federal statutory tax rate of 21% in 2022 and 2021 to the income tax provision (in thousands):

	Year Ended December 31,
	2022	2021
Loss before income taxes	$(60,828)	$(90,094)
United States statutory income tax rate	21%	21%
Income tax (benefit) at United States statutory income tax rate	(12,774)	(18,920)
Change in valuation allowance	17,719	14,495
Warrant fair value adjustment	33	3,030
Adjustment of prior year income taxes	(4,978)	—
Other	—	(135)
Income tax benefit	$—	$(1,530)
For the year ended December 31, 2022, the effective tax rate was a result of an increase in the valuation allowance of $17.7 million and warrant fair value adjustment.
For the year ended December 31, 2021, the effective tax rate was a result of a decrease in the valuation allowance of $14.5 million.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
The components of the Company’s deferred tax assets are as follows (in thousands):

	Year Ended December 31,
	2022	2021
Net operating loss	$49,765	$30,355
Mineral properties	39,322	39,371
Plant, equipment, and mine development	23,219	25,506
Intangible assets	18,698	20,204
Royalty	6,266	6,266
Asset retirement obligation	2,163	1,083
Stock-based compensation	536	856
Accrued compensation	1,258	502
Inventories	221	76
Lease liability	23	—
Valuation allowance	(141,471)	(124,219)
Total net deferred tax assets	$—	$—
Based on the weight of evidence available as of both December 31, 2022, and 2021, which included recent operating results, future projections, and historical inability to generate operating cash flow, the Company concluded that it was more likely than not that the benefit of its net deferred tax assets would not be realized and, as such, recorded full valuation allowances of $141.5 million and $124.2 million, respectively, against its net deferred tax assets.
The Company had net operating loss carryovers as of December 31, 2022 and 2021 of $237.5 million and $144.5 million, respectively, for federal income tax purposes. The carryforward amount as of December 31, 2022 can be carried forward indefinitely and can be used to offset taxable income and reduce income taxes payable in future periods, subject to limitations under Section 382.
Section 382 of the Internal Revenue Code imposes limitations on the use of U.S. federal net operating losses upon a more than 50% change in ownership in the Company within a three-year period. In connection with its at-the-market equity offering, the Company underwent a Section 382 ownership change on March 25, 2022. As a result, utilization of $180.7 million of the Company’s net operating losses and certain unrealized losses are limited on an annual basis. The Company’s annual limitation under Section 382 is approximately $1.3 million. If the Section 382 annual limitation amount is not fully utilized in a particular tax year, then the unused portion from that tax year is added to the Section 382 annual limitation in subsequent years.
As necessary, the Company provides a reserve against the benefits of uncertain tax positions taken in its tax filings that are more likely than not to not be sustained upon examination. Based on the weight of available evidence, the Company does not believe it has taken any uncertain tax positions that require the establishment of a reserve. The Company has not recorded any income tax reserves or related interest or penalties related to income tax liabilities as of December 31, 2022. The Company’s policy, if it were to have uncertain tax positions, is to recognize interest and/or penalties related to unrecognized tax benefits as part of its income tax expense. With limited exception, the Company is no longer subject to U.S. federal income tax audits by taxing authorities for tax years 2018 and prior; however, net operating loss and credit carryforwards from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
18. Loss Per Share
The table below summarizes the Company’s basic and diluted loss per share calculations (in thousands, except share and per share amounts):

	Year Ended December 31,
	2022	2021
Net loss	$(60,828)	$(88,564)

Weighted average shares outstanding
Basic	169,773,055	60,101,499
Diluted	169,773,055	60,101,499

Basic loss per common share	$(0.36)	$(1.47)
Diluted loss per common share	$(0.36)	$(1.47)
Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period.
Due to the Company’s net loss during the years ended December 31, 2022 and 2021, respectively, there was no dilutive effect of common stock equivalents because the effects of such would have been anti-dilutive. The following table summarizes the shares excluded from the weighted average number of shares of common stock outstanding, as the impact would be anti-dilutive (in thousands):

	Year Ended December 31,
	2022	2021
Warrants	90,690	47,442
Restricted stock units	3,547	2,211
Total	94,237	49,653

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

	Year Ended December 31, 2022
	Hycroft Mine	Corporate and Other	Total

Revenues – Note 15	$33,229	$—	$33,229
Cost of sales	53,589	—	53,589
Other operating costs	18,763	14,367	33,130
Loss from operations	(39,123)	(14,367)	(53,490)
Interest expense, net of capitalized interest – Note 10	(10)	(18,471)	(18,481)
Interest income	439	1,874	2,313
Gain on extinguishment of debt	—	5,041	5,041
Fair value adjustment to warrants – Notes 12 and 20	—	(159)	(159)
Gain on sale of equipment	3,948	—	3,948
Net loss	$(34,746)	$(26,082)	$(60,828)

Total Assets	$102,057	$146,897	$248,954

	Year Ended December 31, 2021
	Hycroft Mine	Corporate and Other	Total

Revenues – Note 15	$110,734	$—	$110,734
Cost of sales	163,338	—	163,338
Other operating costs	16,688	14,619	31,307
Loss from operations	(69,292)	(14,619)	(83,911)
Interest expense, net of capitalized interest – Note 10	—	(20,593)	(20,593)
Fair value adjustment to warrants – Notes 12 and 20	—	14,426	14,426
Gain on sale of equipment	(16)	—	(16)
Loss before income taxes	(69,308)	(20,786)	(90,094)
Income tax benefit	—	1,530	1,530
Net income (loss)	$(69,308)	$(19,256)	$(88,564)

Total Assets	$138,971	$3,353	$142,324

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
20. Fair Value Measurements
Recurring fair value measurements
The following table sets forth by level within the fair value hierarchy, the Company’s liabilities measured at fair value on a recurring basis (dollars in thousands).

	Hierarchy Level	Year Ended December 31,
		2022	2021
Warrant liabilities
5-Year Private Warrants	2	$786	$664
Seller Warrants	2	—	5
Total		$786	$669
5-Year Private Warrants
The 5-Year Private Warrants are valued using a Black-Scholes model that requires a variety of inputs including the Company’s stock price, the strike price of the 5-Year Private Warrants, the risk-free rate, and the implied volatility. As the terms of the 5-Year Private Warrants are identical to the terms of the 5-Year Public Warrants except that the 5-Year Private Warrants, while held by certain holders or their permitted transferees, are precluded from mandatory redemption and are entitled to be exercise on a “cashless basis” at the holder’s election, the implied volatility used in the Black-Scholes model is calculated using a Monte-Carlo model of the 5-Year Public Warrants that factors in the restrictive redemption and cashless exercise features of the 5-Year Private Warrants. The Company updates the fair value calculation on at least a quarterly basis, or more frequently if changes in circumstances and assumptions indicate a change from the existing carrying value.
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
Items disclosed at fair value
Debt, net
The Sprott Credit Agreement and the Subordinated Notes are privately held and, as such, there is no public market or trading information available for such debt instruments. As of December 31, 2022 and December 31, 2021, the fair value of the Company’s debt instruments was $130.7 million and $162.8 million, compared to the carrying value of $135.0 million and $160.3 million as of December 31, 2022 and December 31, 2021, respectively. The fair value of the principal of the Company’s debt instruments, including capitalized interest, was estimated using a market approach in which pricing information for publicly traded, non-convertible debt instruments with speculative ratings were analyzed to derive a mean trading multiple to apply to the December 31, 2022 balances.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
21. Supplemental Cash Flow Information
The following table provides supplemental cash flow information (dollars in thousands):

	Year Ended December 31,
	2022	2021
Cash interest paid	$5,318	$3,732

Significant non-cash financing and investing activities:
Increase in debt from in-kind interest – Note 10	9,619	11,425
Debt issuance costs paid in-kind – Note 10	3,300	—
Shares issued as payment of Settlement Fee – Note 14	1,749	—
Liability based restricted stock units transferred to equity – Note 16	727	765
Shares issued for purchase of Subordinated Notes – Note 10	385	—
Shares issued for salary continuation payments – Note 14	158	—
Plant and equipment additions included in accounts payable	—	538

22. Employee Benefit Plans

401(k) Plan
The Hycroft Mining Corporation 401(k) Plan (the “401(k) Plan”) is a defined contribution plan that is available to all employees of the Company upon their date of hire. The 401(k) Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended, and Section 401(k) of the Internal Revenue Code. Administration fees of the 401(k) Plan are paid by the Company. The assets of the 401(k) Plan are held and the related investments are executed by the 401(k) Plan’s trustee.
Participants in the 401(k) Plan exercise control and direct the investment of their contributions and account balances among various investment alternatives. The Company matches a percentage of employee deferrals to the 401(k) Plan up to certain limits. For the years ended December 31, 2022 and 2021, the Company’s matching contributions totaled $0.4 million and $1.1 million, respectively.
During the quarter ended December 31, 2022, the Company switched the 401(k) plan provider from Fidelity Investments to Aon. Aon’s pooled employer plan will reduce risks and costs for the Company by (i) eliminating future 401(k) audits, (ii) reduced fees and administrative costs, and (iii) reduced time performing plan maintenance. As of December 15, 2022, all plan assets were transferred to the new provider. These changes will not affect the benefits or rights of plan participants and the Company will continue to make contributions to the plan as before.
23. Commitments and Contingencies

Legal Proceedings
On January 10, 2023, Plaintiff Travus Pope (“Plaintiff”) filed a complaint (the “Complaint”) in the Delaware Chancery Court (the “Court”) against the Company. The Complaint included two claims: (i) breach of contract; and (ii) declaratory relief. Plaintiff challenges the method by which the Company calculated mechanical adjustments to his 16 expired warrants. The Company believes Plaintiff’s Complaint is without merit. On January 30, 2023, the Company filed its Motion to Dismiss the Complaint. On February 14, 2023, Plaintiff filed an Amended Complaint, wherein Plaintiff listed additional alleged facts, but did not add additional claims for relief, maintaining the breach of contract and declaratory claims for relief. The Company believes Plaintiff’s amended Complaint is without merit. On February 28, 2023, the Company filed its Motion to Dismiss the Amended Complaint. Currently, the Company is awaiting the Court’s briefing schedule to be issued in order that the Company’s Motion to Dismiss can be fully briefed.
The Company expenses legal fees and other costs associated with legal proceedings as incurred. The Company assessed, in conjunction with its legal counsel, the need to record a liability related to the Complaint and determined that a loss was not

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
probable nor reasonably estimable. Litigation accruals are recorded when, and if, it is determined that a loss related matter is both probable and reasonably estimable. Material loss contingencies that are reasonably possible of occurrence, if any, are subject to disclosure. No losses have been recorded during the year ended December 31, 2022 or 2021, respectively, with respect to litigation or loss contingencies.
Insurance
The Company has deductible-based insurance policies for certain losses related to general liability, workers’ compensation, and automobile coverage. The Company records accruals for contingencies related to its insurance policies when it is probable that a liability has been incurred and the amount can be reasonably estimated. These accruals are adjusted periodically as assessments change or additional information becomes available. Insurance losses for claims filed and claims incurred but not reported are accrued based upon estimates of the aggregate liability for uninsured claims using historical loss development factors and actuarial assumptions followed in the insurance industry.
Royalties
As of December 31, 2022 and December 31, 2021, the Company’s off-balance sheet arrangements consisted of a net smelter royalty arrangement and a net profit royalty arrangement.
Crofoot Royalty
A portion of the Hycroft Mine is subject to a mining lease that requires a 4% net profit royalty be paid to the owner of certain patented and unpatented mining claims (“Crofoot Royalty”). The mining lease also requires an annual advance payment of $120,000 every year mining occurs on the leased claims. All advance annual payments are credited against the future payments due under the 4% net profit royalty. An additional payment of $120,000 is required for each year total tons mined on the leased claims exceeds 5.0 million tons. As the Company ceased mining operations in November 2021, the Company was not required to pay the annual advance payment of $120,000 in 2022. The total payments due under the mining lease are capped at $7.6 million, of which the Company has paid or accrued $3.3 million and included $0.6 million of advanced annual payments in Other assets in the Consolidated Balance Sheets as of December 31, 2022.
Net smelter royalty
Pursuant to the Sprott Royalty Agreement in which the Company received cash consideration in the amount of $30.0 million, the Company granted a perpetual royalty equal to 1.5% of the Net Smelter Returns from the Hycroft Mine, payable monthly. Net Smelter Returns for any given month are calculated as Monthly Production multiplied by the Monthly Average Gold Price and the Monthly Average Silver Price, minus Allowable Deductions, as such terms are defined in the Sprott Royalty Agreement. The Company is required to remit royalty payments to the payee free and clear and without any present or future deduction, withholding, charge or levy on account of taxes, except Excluded Taxes as such term is defined in the Sprott Royalty Agreement.
At December 31, 2022, the estimated net present value of the Company’s net smelter royalty was $146.0 million and at December 31, 2021, the estimated net present value of the Company’s net smelter royalty was $154.0 million. The net present value of the Company’s net smelter royalty was modeled using the following inputs: (i) market consensus inputs for future gold and silver prices; (ii) a precious metals industry consensus discount rate of 5.0%; and (iii) estimates of the Hycroft Mine’s life-of-mine gold and silver production volumes and timing.
24. Related Party Transaction
During the year ended December 31, 2022 and 2021, the Company paid $0.9 million and $1.2 million, respectively, to Ausenco Engineering South USA, Inc. (“Ausenco”) for the preparation of the 2022 Hycroft TRS, 2023 Hycroft TRS and for other engineering services. The Company’s President and Chief Executive Officer is currently a non-executive director for Ausenco’s parent company Board of Directors.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
As of December 31, 2022, AMC was considered a related party, because (i) they held more than 10% of the common stock of the Company, and (ii) an AMC representative serves on the Company’s Board of Directors. The AMC representative disclaims any beneficial ownership of the shares of our common stock and all cash payments for directorship are paid directly to AMC. In total, the Company paid the AMC representative $0.2 million, including $0.1 million in cash compensation and granted restricted stock units with a grant date fair value of $0.1 million. As of December 31, 2022, AMC is entitled to receive 61,189 shares of common stock upon the future vesting of restricted stock units.
Certain amounts of the Company’s indebtedness have historically, and with regard to the Subordinated Notes, were held by five financial institutions. As of December 31, 2022, one of the financial institutions, Mudrick Capital Management, L.P (“Mudrick”), held more than 10% of the common stock of the Company and, as a result, was considered a related party (a “Related Party” or the “Related Parties”) in accordance with ASC 850, Related Party Disclosures. For the year ended December 31, 2022, Interest expense, net of capitalized interest included $4.0 million, for the debt held by the Related Party.
As of December 31, 2021, two of the financial institutions, Mudrick and Whitebox Advisors, LLC (“Whitebox”), held more than 10% of the common stock of the Company and, as a result, each was considered to be a Related Party. For the year ended December 31, 2021, Interest expense, net of capitalized interest included $6.0 million for the debt held by the 2021 Related Parties.
As of December 31, 2022 and 2021, the Related Parties held a total $42.9 million and $63.8 million, respectively, of debt.
25. Subsequent Events
2023 Waiver and Amendment
On March 9, 2023, the Company entered into a letter agreement (the “2023 Waiver and Amendment”), by and between the Company, the Lender, and Sprott Private Resource Lending II (Co) Inc. (“SPRL II” and together with the Lender, the “Sprott Parties”). Pursuant to the terms of the Sprott Credit Agreement, the Company agreed that while any indebtedness is outstanding under the Sprott Credit Agreement or while the credit facility under the Sprott Credit Agreement remains available to the Company, the Company and guarantors under the Sprott Credit Agreement would not undertake certain corporate actions without the Lender’s prior written consent.
The Company expects to ask its stockholders to approve, at the Company’s upcoming annual meeting of stockholders, the amendment of the Company’s second amended and restated certificate of incorporation (the “Certificate of Incorporation”) to effectuate a reverse stock split of the Company’s outstanding shares of Class A common stock, par value $0.0001 per share, at a ratio of no less than 1-for-10 and no more than 1-for-25, with such ratio to be determined at the sole discretion of the Board (the “Reverse Stock Split”). Pursuant to the terms of the 2023 Waiver and Amendment, the Sprott Parties agreed to waive certain provisions of the Credit Agreement so that the Company may effectuate the proposed Reverse Stock Split of the Company’s common stock, including amendment of the Certificate of Incorporation necessary to effectuate the Reverse Stock Split, assuming stockholders approve the Reverse Stock Split. The Reverse Stock Split will not be effectuated unless and until (i) the Company files a definitive proxy statement on Schedule 14A with the SEC, and mails the definitive proxy statement to its stockholders; (ii) amendment of the Certificate of Incorporation to effectuate the Reverse Stock Split is approved by the affirmative vote of a majority of the votes cast by stockholders present and in person (virtually) or represented by proxy and entitled to vote on the matter; and (iii) an amendment to the Certificate of Incorporation to effectuate the Reverse Stock Split is filed with the Delaware Secretary of State. The Board of Directors of the Company also may determine in its discretion to abandon such an amendment, and not effectuate the Reverse Stock Split.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
During 2022, the Audit Committee of the Board of Directors (“Audit Committee”) conducted a request for proposal process to determine the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2022. As a result of this process, the Audit Committee approved the dismissal of Plante & Moran, PLLC (“Plante Moran”) as the Company’s independent registered public accounting firm and approved the engagement of Moss Adams, LLP (“Moss Adams”), as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2022.
During the two most recent fiscal years ended December 31, 2020 and 2021, and through the dismissal of Plante Moran on November 10, 2022, there were no disagreements between the Company and Plante Moran on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Plante Moran, would have caused it to make reference thereto in its reports on the Company’s financial statements for such fiscal years.
During the two most recent fiscal years ended December 31, 2020 and 2021, and through the date of this 2022 Form 10-K, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K, except with respect to the material weakness in internal controls over financial reporting (related to certain SPAC warrants issued in connection with the Company’s 2018 initial going public transaction) during the years ended December 31, 2020 and 2021. After considering the guidance in the April 12, 2021, Securities and Exchange Commission’s “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies”, the material weakness was discussed with the Audit Committee, remediated, and is no longer continuing. The Company has authorized Plante Moran to respond fully to inquiries of the successor independent registered public accounting firm concerning the previously disclosed material weakness.
Prior to the change in November 2022, and at all times prior thereto, neither the Company nor anyone on the Company’s behalf consulted with Moss Adams regarding any of the matters referred to in Item 304(a)(2)(i) or (ii) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, the Company conducted an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer determines whether, as of December 31, 2022, the disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and the Chief Financial Officer determined that, as of December 31, 2022, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In designing disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives, and that management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published consolidated financial statements. Internal control over financial reporting is promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting, no matter how well designed, has inherent limitations and may not prevent or detect misstatements. Therefore, even effective internal control over financial reporting can only provide reasonable assurance with respect to the financial statement preparation and presentation.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022. Our management’s evaluation of our internal control over financial reporting was based on the 2013 framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of December 31, 2022, our internal control over financial reporting was effective.
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
Changes in Internal Control Over Financial Reporting
There were no significant changes in our internal control over financial reporting during the most recent fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
OFFICERS AND DIRECTORS
The following table sets forth the names and ages of our directors and executive officers and the positions held by each.

Name	Age	Position(s)
Diane R. Garrett, Ph.D.	63	President, Chief Executive Officer, and Director
Stanton K. Rideout	63	Executive Vice President and Chief Financial Officer
Sean D. Goodman	57	Director
Michael Harrison	51	Director
Stephen A. Lang	67	Chairman of the Board and Director
David Naccarati	70	Director
Thomas Weng	54	Lead Independent Director
Marni Wieshofer	60	Director
Biographical information concerning our directors and executive officers listed above is set forth below.
Diane R. Garrett, Ph.D., began serving as our President and Chief Executive Officer and a director on September 8, 2020, was Acting Chair of the Board from December 15, 2021, through April 8, 2022, and is a member of the Board. From June 2016 until her appointment with the Company, Ms. Garrett was the President and Chief Executive Officer of Nickel Creek Platinum Corp. (“NCP”), a mining exploration and development company listed on the Toronto Stock Exchange and the OTCQB Market. She has over 20 years of senior management and financial expertise in natural resources. Before joining NCP, she held the position of President and Chief Executive Officer and a director of Romarco Minerals Inc. (“Romarco”) from November 2002 until October 2015, taking the multi-million-ounce Haile Gold Mine project from discovery to construction. OceanaGold, Inc. acquired Romarco in 2015, at which time Ms. Garrett became a director and consultant to OceanaGold, Inc. before joining

NCP in June 2016. Before that, she held numerous senior positions in public mining companies, including VP of Corporate Development at Dayton Mining Corporation and VP of Corporate Development at Beartooth Platinum Corporation. Early in her career, Ms. Garrett was the Senior Mining Analyst and Portfolio Manager in the precious metals sector with US Global Investors. Ms. Garrett received her Ph.D. in Engineering and Masters in Mineral Economics from the University of Texas at Austin. The Board determined Ms. Garrett should serve as a director due to her technical expertise and background as a senior executive in mining companies; her significant experience with permitting, developing, and constructing gold mines; as well as her success in moving a precious metals mining company from the development stage to the successful producer stage. Ms. Garrett is also a director of Novagold Resources Inc., a mineral exploration company operating in the gold mining industry (NYSE American: NG; TSE: NG) and Ausenco PYT Ltd., a privately held global engineering firm.
Stanton K. Rideout has served as our Executive Vice President and Chief Financial Officer since October 2020. He has over 30 years of senior executive experience in the mining and manufacturing industries, including Romarco and Phelps Dodge. From April 2018 until October 2020, Mr. Rideout was a consulting Chief Executive Officer of Carolina Gold Resources Inc. (“CGR”), a Canadian precious and base metals project-generator company. He joined the Board of CGR in June 2017 and became Chairman of the Board in July 2018. Before that, Mr. Rideout served as the Senior Vice President and Chief Financial Officer of Romarco from November 2010 through December 2015. Since OceanaGold acquired Romarco in September 2015, he provided debt and equity consulting services for a number of mining companies. From January 2008 until May 2008, Mr. Rideout was Executive Vice President and Chief Financial Officer for Swift Transportation Corporation (“Swift”), a large North American truckload carrier. Prior to Swift, Mr. Rideout held various senior finance and accounting positions over 25 years with Phelps Dodge. Those roles included Vice President and Treasurer, Vice President and Controller, Investor Relations Officer, and Chief Financial Officer of Phelps Dodge International Corporation. Mr. Rideout earned his Master’s in Business Administration from the University of Evansville and his Bachelor of Science, Business/Finance, from Western Kentucky University. Mr. Rideout is a Certified Public Accountant.
Sean D. Goodman has been a member of our Board since April 8, 2022, and was appointed to the Audit and Nominating and Governance Committees on April 8, 2022. Mr. Goodman is the Executive Vice President and Chief Financial Officer of AMC Entertainment Holdings, Inc. (NYSE: AMC) and has served in this position since February 2020. Before joining AMC Entertainment Holdings, Inc., Mr. Goodman was Chief Financial Officer of Asbury Automotive Group, Inc. (NYSE: ABG) from July 2017 to November 2019 and the Chief Financial Officer of Unifi, Inc. (NYSE: UFI) from January 2016 to June 2017. Earlier in his career, Mr. Goodman served in senior strategy and finance roles at The Home Depot, Inc. (NYSE: HD). Mr. Goodman began his career as an investment banker with Morgan Stanley (NYSE: MS) and in various consulting and public accounting positions with Deloitte LLP. Mr. Goodman has a Master of Business Administration degree from The Harvard Business School and a Bachelor of Business Science degree (with honors) from the University of Cape Town in South Africa. Mr. Goodman is a certified public accountant. Mr. Goodman is the designated representative of American Multi-Cinema, Inc., a wholly owned subsidiary of AMC Entertainment Holdings, Inc. (“American Multi-Cinema”), under the Subscription Agreement, as amended, entered into with the Company. The Board has also determined that Mr. Goodman’s financial, strategic, capital markets, and information technology skills and experience as a chief financial officer of a publicly traded company add valuable insight and expertise to the Board and provide the perspective of a large stockholder.
Michael Harrison has been a member of our Board since May 29, 2020, and is the Chair of the Safety, Sustainability & Technical Committee and a member of the Nominating and Governance Committee. Since January 2, 2020, Mr. Harrison has served as Managing Partner of Sprott Resource Streaming and Royalty and Managing Director of Sprott, Inc. Since January 2, 2020, Mr. Harrison has served as the CEO of Sprott Resource Streaming and Royalty Corp. From May 7, 2019, to June 23, 2020, Mr. Harrison served as Interim President and Chief Executive Officer of Sprott Resource Holdings Inc. (“SRHI”) and before such date served as a Managing Director in the mining and metals group of SRHI since February 2017. Before joining SRHI, he was president and CEO of Adriana Resources Inc. from October 2015 to February 2017 and Vice President, Corporate Development for Coeur Mining Inc. from February 2011 to August 2015. Mr. Harrison previously served on the Board of Directors of Corsa Coal Corp. (TSXV: CSO) from March 2011 to March 2017 and on the board of directors of Macusani Yellowcake (TSXV: PLU) from May 2011 to January 2013. Mr. Harrison also served as a member of the Board of Directors of Hycroft Mining Corporation (“HMC”), the Company’s predecessor, from December 2017 until the May 29, 2020, recapitalization transaction with HMC. He also previously worked for Cormark Securities Inc. and National Bank Financial in the mining investment banking groups raising funds and providing mergers and acquisition advice to listed and private mining companies. Previously, Mr. Harrison worked internationally for BHP Billiton Exploration Division as a Project Geophysicist. Mr. Harrison holds a B.Sc.E (Honours) in Geophysics from Queen’s University and an MBA (with Distinction) from the University of Western Ontario. Mr. Harrison brings over 25 years of executive, financial, and technical knowledge in the mining industry to our Board and adds a valuable perspective.
Stephen A. Lang has been a member of our Board since May 2021, Chairman of our Board since April 8, 2022, and is the Chair of the Compensation Committee and a member of the Safety, Sustainability & Technical Committee. Mr. Lang has over

40 years of experience in the mining industry, including engineering, development and production at gold, coal, base metals, and PGM operations. He was Chief Executive Officer of Centerra Gold Inc., a publicly traded mining company, from 2008 to 2012 and served as Centerra’s Board Chair from 2012 to 2019. Before that, Mr. Lang served as Chief Operating Officer at Stillwater Mining Company, Vice President/General Manager at Barrick Goldstrike operations, Vice President of Engineering and Project Development for Rio Algom Ltd, General Manager of the Fort Knox Mine for Kinross Gold/Amax Gold, and General Manager at the Twin Creeks and Lone Tree mines for Santa Fe Pacific Gold. Mr. Lang is currently Board Chair at Hudbay Minerals. He is also a member of the Board of Directors of International Tower Hill Mines, Ltd.; Bear Creek Mining Corporation; and Argonaut Gold, Inc. Mr. Lang served as a director of Allied Nevada Gold Corporation (“Allied Nevada”) from June 2013 until October 2015. Allied Nevada entered federal bankruptcy proceedings in March 2015, emerged in October 2015 and was the prior owner of the Hycroft Mine. Mr. Lang holds a BS and MS in Mining Engineering from the Missouri University of Science and Technology. Mr. Lang is well qualified to serve as a member of our Board due to his significant experience in the mining industry and his director and leadership experience with other mining companies.
David C. Naccarati has been a member of our Board since May 2021 and is a member of the Audit Committee, Finance Committee, and the Safety, Sustainability & Technical Committee. Mr. Naccarati has more than 45 years of experience in the mining industry. He currently serves as an independent consultant to the mining industry. He was a founding partner of Cupric Canyon Capital, LLC, a private equity firm focused on acquiring and developing mining properties. He served as a member of its board of directors from 2010 to 2019. Mr. Naccarati was a senior management team member for Phelps Dodge Corporation (“Phelps Dodge”), a publicly traded mining and manufacturing company, from 2004 to 2007, including serving as president of the Phelps Dodge Mining Company, a division of Phelps Dodge. Mr. Naccarati also served as an adjunct professor in the Mining and Geological Engineering Department at the University of Arizona from 2009 to 2011. Mr. Naccarati received a degree in Mining Engineering from the University of Arizona and an MBA from the Sloan School of Management (MIT). Mr. Naccarati is well qualified to serve as a member of our Board due to his significant safety, technical, and operational experience in the mining industry.
Thomas Weng has been a member of our Board since May 29, 2020, and has served as our Lead Independent Director since December 15, 2021. He is also Chair of the Finance Committee, Chair of the Nominating and Governance Committee, and a member of our Compensation Committee. Mr. Weng has over 25 years of experience in the financial services sector. He is a Co-Founding Partner with Alta Capital Partners, a provider of financial advisory services (since February 2011). From February 2007 to January 2011, Mr. Weng was a Managing Director at Deutsche Bank and Head of Equity Capital Markets for Metals and Mining throughout the Americas and across all industry segments for Latin America. Before 2007, he held senior positions at Pacific Partners, an alternative investment firm, and Morgan Stanley and Bear Stearns. Mr. Weng currently sits on the board of International Tower Hill Mines and Jaguar Mining Inc. Mr. Weng graduated from Boston University with a Bachelor of Arts in Economics. Mr. Weng is well qualified to serve as a member of our Board because of his extensive knowledge of strategic planning, mergers and acquisitions, finance, and mining.
Marni Wieshofer has been a member of our Board since May 29, 2020, and is Chair of the Audit Committee and a member of the Compensation Committee. Ms. Wieshofer has served as the Head of Media and was a Managing Director in Houlihan Lokey’s TMT Corporate Finance Group, based out of Los Angeles, providing mergers and acquisitions, capital markets, financial advisory and financial restructuring services, including the Weinstein Company and Relativity Media bankruptcies. Before joining Houlihan Lokey, Ms. Wieshofer was a Partner and Managing Director at MESA, a boutique advisory investment bank, where she spearheaded investment banking, strategy, and valuation engagements for companies throughout the media space. Her background also includes having served as Chief Financial Officer and EVP of Corporate Development at Lionsgate Entertainment (NYSE: LGF.A and LGF.B), where she oversaw mergers, acquisitions and other strategic financial initiatives and prominent roles at Media Rights Capital, Alliance Atlantis Communications and Coopers & Lybrand Chartered Accountants. Ms. Wieshofer is currently a member of the Board of Directors of Organigram Holdings Inc. (NASDAQ: OGI; TSE: OGI), having recently stepped down from the Board of Thunderbird Entertainment Group Inc. (TSXV: TBRD, OTC: THBRF) where she was Interim Chair of the Board. Ms. Wieshofer holds a BA from Western University and an MBA from the Rotman School of Management. She is a Canadian Chartered Accountant and obtained the ICD.D designation in 2018. She was granted an Arbor Award in 2019 by the University of Toronto and recognized by Variety Magazine in the 2018 Dealmakers Impact Report. Ms. Wieshofer is well-qualified to serve as a member of our Board due to her expertise in mergers and acquisitions, capital markets, financial advisory and financial restructuring services across various industries.

CORPORATE GOVERNANCE
Under our Certificate of Incorporation, the size of our Board shall be at least one member or a larger number as may be fixed from time to time by resolution of a majority of the directors then in office. Our Board currently consists of seven members. Under our Certificate of Incorporation, members of our Board serve one-year terms and hold office until the next annual meeting of stockholders when their respective successors are duly elected and qualified, or until their earlier resignation, retirement, disqualification, or removal.
Committees of the Board of Directors
We have five standing committees. The Audit Committee, the Finance Committee, the Compensation Committee, and the Nominating and Governance Committee is each composed solely of independent directors. In addition, the Safety, Sustainability and Technical Committee currently has three independent directors. Each committee reports to the Board as it deems appropriate and as the Board may request. These committees’ composition, duties, and responsibilities are set forth below.
Audit Committee
Sean D. Goodman, David C. Naccarati, and Marni Wieshofer (Chair) are the members of the Audit Committee. Under the Nasdaq listing standards and applicable SEC rules, the Audit Committee must have at least three members. Subject to phase-in rules and a limited exception, the Nasdaq and Rule 10A-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), require the audit committee of a listed company to be comprised solely of independent directors. Messrs. Goodman, Naccarati and Ms. Wieshofer qualify as independent directors under applicable rules. Each member of the Audit Committee is financially literate, and Ms. Wieshofer qualifies as an “audit committee financial expert” as defined under applicable SEC rules.
Under its charter, the functions of the Audit Committee include:
•the appointment, compensation, retention, replacement, and oversight of the work of the independent accounting firm engaged by the Company;
•the pre-approval of all non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by the Company;
•setting clear hiring policies for employees or former employees of the independent registered public accounting firm;
•obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;
•reviewing and approving any related party transaction required to be disclosed under Item 404 of Regulation S-K promulgated by the SEC;
•discussing with management and the independent auditor, as appropriate, any audit problems or difficulties and management’s response, and our risk assessment and risk management policies, including our major financial risk exposure and steps taken by management to monitor and mitigate such exposure; and
•reviewing our financial reporting and accounting standards and principles, significant changes in standards or principles or their application, and the key accounting decisions affecting our financial statements, including alternatives to, and the rationale for, the decisions made.
Finance Committee
Sean D. Goodman, David C. Naccarati, and Thomas Weng (Chair) are the members of the Finance Committee. All members of the Finance Committee are independent directors under applicable Nasdaq listing standards, and each is a “non-employee director” under Rule 16b-3 of the Exchange Act.
Under its charter, the functions of the Finance Committee include:
•discussing with management any proposed equity or debt financing transactions or other investment, business combination, merger/acquisition or restructuring transactions that are not in the ordinary course of business or which require expenditures above previously authorized spending limitations (a “Proposed Transaction”);
•discussing with management all financial statement implications, risk, strategic, market, regulatory or other considerations relevant to a Proposed Transaction;

•establishing and revising spending authorization limitations for the Company’s Chief Executive Officer and other senior officers of the Company and its subsidiaries, in each case to the extent such spending is not part of the Company’s annual budget or business/financial plan previously approved by the Board;
•establishing and revising policies regarding the issuance of dividends on the Company’s stock;
•establishing and revising policies concerning foreign currency and credit management activities of the Company;
•authorizing Proposed Transactions recommended by management in an amount not to exceed $1.0 million; and
•approving and recommending for ratification by the Board any Proposed Transactions in an amount exceeding $1.0 million, as well as any Proposed Transaction involving the issuance of the Company’s equity securities.
Compensation Committee
Stephen Lang (Chair), Thomas Weng, and Marni Wieshofer are the members of the Compensation Committee. They are independent directors under applicable Nasdaq listing standards and each is a “non-employee director” under Rule 16b-3 of the Exchange Act.
Under its charter, the functions of the Compensation Committee include the following:
•reviewing and approving annual corporate goals and objectives relating to the compensation of the Chief Executive Officer (“CEO”), evaluating the performance of the CEO considering those goals and reviewing and establishing the CEO’s annual compensation and HYMC 2020 Performance and Incentive Pay Plan (“Incentive Plan”) participation levels, and bases of participation; and
•reviewing and approving the evaluation process and compensation structure for the Company’s or its subsidiaries’ other officers annually; evaluating, reviewing, and recommending to our Board any changes to or additional stock-based and other incentive compensation plans; and recommending the inclusion of the Compensation Discussion and Analysis, if applicable, in the annual proxy statement and Annual Report on Form 10-K to be filed with the SEC.
In addition, the Compensation Committee conducts an annual in-depth, broad-scope, and detailed review of succession planning efforts at multiple levels of the management team.
The Compensation Committee also has sole authority to retain or obtain the advice of a compensation consultant, legal counsel, or other advisers. However, before engaging or receiving advice from a compensation consultant, external legal counsel, or any other adviser, the Compensation Committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.
Nominating and Governance Committee
Sean D. Goodman, Michael Harrison, and Thomas Weng (Chair) are the Nominating and Governance Committee members, and each is independent under applicable Nasdaq listing standards.
Under its charter, the functions of the Nominating and Governance Committee include the following:
•identifying individuals qualified to become Board members and recommending nominees to the Board of Directors for the next annual meeting of stockholders;
•recommending to the Board the corporate governance guidelines applicable to the Company;
•leading the Board in its annual review of the performance of (i) the Board; (ii) its committees; and (iii) management; and
•recommending to the Board nominees for each Board committee.
The Nominating and Governance Committee has sole authority to retain and terminate a search firm to identify director candidates and has sole authority to approve the search firm’s fees and other retention terms.
The Nominating and Governance Committee has not set specific minimum qualifications for director positions. Instead, after considering the Board’s current composition, the Nominating and Governance Committee reviews nominations for election or re-election to the Board based on a particular candidate’s merits and the Company’s needs. When evaluating candidates for nomination, the Nominating and Governance Committee considers an individual’s skills, diversity, independence, experience in areas that address the needs of the Board, and ability to devote adequate time to Board duties. The Nominating and Governance Committee does not specifically define diversity but values the diversity of experience, perspective, education, race, gender, and national origin as part of its annual evaluation of director nominees for election or re-

election. When a new Board seat or a vacated Board seat is being filled, candidates who best fit the needs of the Board and the Company will be interviewed and evaluated by the Nominating and Governance Committee. Candidates selected by the Nominating and Governance Committee are recommended to the full Board of Directors.
While the Company maintains a plurality voting standard in director elections, it also adopted a majority voting standard. Under that standard, a director in an uncontested election who receives more “withheld” votes than votes “for” their election must tender their resignation. The Nominating and Governance Committee will consider such offered resignation and recommend an action to the full Board, which will determine whether to accept or reject that resignation.
Safety, Sustainability and Technical Committee
Michael Harrison (Chair), Stephen Lang, and David C. Naccarati are the Safety, Sustainability and Technical Committee members.
Under its charter, the functions of the Safety, Sustainability and Technical Committee include the authority to:
•investigate any activity of the Company or its subsidiaries relating to health, safety, loss prevention and operational security, sustainable development, environmental affairs, public policy and relations with communities and civil society, government relations, human rights, and communication matters;
•review developmental, construction and operational activities; and
•retain outside counsel, experts and other advisors as the Safety, Sustainability and Technical Committee may deem appropriate in its sole discretion to assist the Company in fulfilling its responsibilities.
Director Independence
The Board has determined that Messrs. Goodman, Harrison, Lang, Naccarati, and Weng, and Ms. Wieshofer are “independent directors” under Nasdaq listing standards. The Board reviews independence annually and has also determined that each current member of the Company’s Audit Committee, Compensation Committee, and Nominating and Governance Committee is independent as defined under the applicable Nasdaq listing standards and SEC rules. The Board further determined that Ms. Wieshofer qualifies as an audit committee financial expert under applicable rules and guidance. In making these determinations, the Board found that none of the directors had a material or other disqualifying relationship with the Company.
In connection with the review and determination of the independence of directors, the Nominating and Governance Committee reviewed the relationship of Mr. Harrison to the various Sprott entities. Mr. Harrison is a Managing Director of Sprott, Inc. and the Managing Partner of Sprott Resource Streaming and Royalty (“SRSR”), an affiliate of Sprott Private Resource Lending II (CO), Inc., the payee under the Sprott Royalty Agreement. Under the Nasdaq independence rules, Nasdaq considers payments to or from a listed company in excess of 5% of the recipient’s gross revenues a bar to the independence of a director if that director is a partner, controlling stockholder, or executive officer of such other party. In addition, certain institutional stockholder organizations, such as ISS, consider a transactional relationship to be material if the Company makes annual payments to, or receives annual payments from, another entity exceeding the greater of $200,000 or 5% of the recipient’s gross revenues. The Company’s annual payments to SRSR did not exceed the ISS test or the Nasdaq independence threshold. Therefore, any payments under the Sprott Royalty Agreement in 2022 did not preclude a finding of Mr. Harrison’s independence by the Board under Nasdaq rules or ISS guidelines.
Board and Committee Meetings
During the year ended December 31, 2022, the Board held 23 meetings and acted by unanimous written consent 11 times. The Audit Committee held 8 meetings. The Nominating and Governance Committee held 3 meetings and acted 3 times by unanimous written consent. The Compensation Committee held 3 meetings and acted by unanimous written consent 2 times. The Safety, Sustainability and Technical Committee held 6 meetings. During 2022, each director attended more than 75% of the combined meetings of the Board and each committee on which he or she served.

Code of Ethics
We have adopted a Code of Ethics applicable to our directors, executive officers, and employees that complies with SEC and Nasdaq rules and regulations. The Code of Ethics codifies the business and ethical principles that govern all aspects of the Company’s business. A copy of the Code of Ethics has been posted on our website at www.hycroftmining.com. It is free of charge upon written request to our Corporate Secretary at c/o Hycroft Mining Holding Corporation, P.O. Box 3030, Winnemucca, Nevada 89446. The Company intends to disclose any amendments to or waivers of certain provisions of its Code of Ethics on its website.

Hedging and Pledging Policy

The Company has adopted a policy regarding the ability of certain persons to hedge, pledge or otherwise limit their exposure to the Company’s securities. The policy applies to (i) the Company’s directors and executive officers (“Company Insiders”); (ii) employees who regularly come into possession of material non-public information about the Company in the course of their duties (together with the Company Insiders, the “Covered Persons”); (iii) any Covered Person’s spouse, other people living in a Covered Person’s household, and minor children; and (iv) entities over which any Covered Person exercises control. Under the policy, each of such persons is prohibited from engaging in the following transactions in the Company’s securities unless advance approval is granted by the Company’s Chief Financial Officer:
•Short-term trading. Company Insiders who purchase Company securities may not sell any Company securities of the same class for at least six months after the purchase;
•Short sales. Covered Persons may not sell the Company’s securities short;
•Options trading. Covered Persons may not buy or sell puts or calls, or other derivative securities on the Company’s securities;
•Trading on margin or pledging. Company Insiders may not hold Company securities in a margin account or pledge Company securities as collateral for a loan; and
•Hedging. Covered Persons may not enter into hedging or monetization transactions or similar arrangements relating to Company securities. This provision is not construed to limit a Covered Person’s ability to enter into market hedges not tied to the Company’s securities, including transactions to hedge commodity (gold and silver) exposure.
Board Oversight of Risk Management
The Board of Directors considers oversight of the Company’s risk management efforts, including enterprise risk management, to be a responsibility of the entire Board (as reported by and through the appropriate committee in the case of risks under the purview of a particular committee). Management regularly updates the full Board on major Company initiatives, strategies, and related risks. On an annual basis, management reviews with the Board risks to the enterprise and efforts to address them. In addition, presentations are made in the ordinary course at scheduled Board meetings regarding operations, finance, market trends, and the various other risks that face the Company. On an ongoing basis, the various committees of the Board address risk in the areas germane to their scope. For example:
•The Safety, Sustainability and Technical Committee oversees risks in the areas of safety and environmental compliance through an ongoing dialog with management, plays a role in operational risk management, including policy and regulatory risk, and oversees risk associated with managing existing technologies and developing new technologies to enhance and protect our competitive advantage;
•The Finance Committee plays a vital role in the oversight of financial and market risk, balance sheet risk and capital allocation, liquidity, and tax risk;
•The Nominating and Governance Committee evaluates Board effectiveness, succession planning, and general corporate best practices;
•The Compensation Committee oversees the Company’s policies to attract, retain, and motivate talented employees and ties compensation to actual performance, including risks associated with executive compensation; and
•The Audit Committee provides risk oversight of the Company’s financial statements, the Company’s compliance with legal and regulatory requirements and corporate policies and controls, including controls over financial reporting, computerized information systems and cyber security, the independent auditor’s selection, retention, qualifications, objectivity and independence, and the performance of the Company’s internal audit function.
The chairperson of the relevant Board committee reports on the committee’s discussions to the entire Board during the committee reports portion of the applicable Board meeting.

Leadership Structure and Role in Risk Oversight
The Company’s Corporate Governance Guidelines provide that the Board will periodically appoint a Chairman of the Board and that independent and management directors, including our Chief Executive Officer, are eligible for appointment as Chairman. The Corporate Governance Guidelines state that if the Chairman of the Board is not independent, then the Board should designate an independent lead director who would be available in any situation in which the Chairman has a potential conflict of interest concerning any matter under consideration.
On April 8, 2022, the Board appointed Stephen Lang as Chairman of the Board, succeeding Ms. Garrett, who previously served as Acting Chairman. Ms. Garrett remains a non-independent director. Although Mr. Lang is an independent director, the Board appointed Mr. Weng as Lead Independent Director.
The Board believes that our current Board leadership structure, which includes a Lead Independent Director and separation of the Chairman and Chief Executive Officer roles, provides strong oversight, which benefits our stockholders. The Board believes its current leadership structure best serves the objectives of the Board’s oversight of management, the Board’s ability to carry out its roles and responsibilities on behalf of the Company’s shareholders, and the Company’s overall corporate governance. The Board also believes that the separation of the Chairman and Chief Executive Officer roles allows our Chief Executive Officer to focus her time and energy on operating and managing the Company, while leveraging our Chairman’s experience and perspectives in an oversight role. The separation of roles also allows an effective balance between strong executive leadership and appropriate safeguards and oversight by the Chairman and other independent directors. The Board periodically reviews its leadership structure to determine whether it continues to best serve the Company and its stockholders.
Executive Sessions of Independent Directors
The independent directors of the Board and each standing committee meet regularly in executive sessions without management present. Stockholders wishing to communicate with the independent directors may contact them by writing to Independent Directors, c/o Corporate Secretary, Hycroft Mining Holding Corporation, P.O. Box 3030, Winnemucca, Nevada 89446. Any such communication will be promptly distributed by our Corporate Secretary to the individual independent director or directors named in the communication in the same manner as described below in “—Communications with the Board.”
Communications with the Board
Stockholders and other interested parties can send communications to one or more members of the Board by writing to the Board or specific directors or group of directors at the following address: Hycroft Mining Holding Corporation Board of Directors, c/o Corporate Secretary, P.O. Box 3030, Winnemucca, Nevada 89446. Any communication will be promptly distributed by our Corporate Secretary to the individual director or directors named in the communication or to all directors if addressed to the entire Board.
Board Performance Evaluation
The Board annually evaluates its performance for the previous year. The Nominating and Governance Committee establishes the annual performance evaluation format. The evaluation may consist of extensive and detailed written surveys, questionnaires, and/or individual interviews with each director by legal counsel. Through the annual evaluation processes, the Board can improve its critical functions of overseeing personnel development, financial performance, and other major responsibilities for strategy, risk, integrity, reputation, and governance.

Summary of Director Qualifications and Experience

Competency	Garrett	Goodman	Harrison	Lang	Naccarati	Weng	Wieshofer

Senior Executive	●	●	●	●	●	●	●
(Experience in the highest level of management responsible for setting and achieving organizational objectives, strategic planning, and overall decision-making)
Other Public Company Directorships	●		●	●		●	●
(Experience sitting on public company boards)
Mining Industry	●		●	●	●	●
(Technical and leadership experience in listed mining companies (whether Canadian or US) of similar size, with similar operational assets and developing projects)
Financial Literacy	●	●	●	●	●	●	●
(Knowledge of financial accounting and reporting, internal financial controls, including the ability to critically assess the financial viability and performance of the organization)
Capital Management	●	●	●			●	●
(Experience in capital management strategies, including debt financing and capital raisings)
Technical Mining, Engineering or Geology & Innovation	●		●	●	●
(Background or experience overseeing and innovating the technical engineering or geology aspects of mining)
Mine Development/Operating	●		●	●	●
(Experience overseeing the development of mines and/or daily operations)
Business Development	●	●	●	●	●	●	●
(Experience in identifying and implementing growth opportunities and creating long-term value for the organization from investors, markets, and relationships)
Permitting/Regulatory	●		●	●	●	●
(Experience relating to regulatory approvals and permitting needed in connection with mining operations and development)

Competency	Garrett	Goodman	Harrison	Lang	Naccarati	Weng	Wieshofer

Legal	●
(Experience overseeing significant legal matters at an organization including stockholder lawsuits/threats and/or government investigations)
Human Resources	●	●	●		●	●	●
(Experience with appointment and evaluation of senior executives as well as overseeing strategic human resource management including workforce planning, employee relations and organizational change)
Compensation	●		●	●		●	●
(Experience on compensation committees of public companies; analyzing and setting executive compensation while balancing risks, incentives, and investor relations)
Health, Safety, Environmental, Sustainability	●		●	●	●	●	●
(Experience related to health, safety, environmental, social responsibility and sustainability initiatives and their impact on the organization/investor relations)
Corporate Governance	●	●	●	●	●	●	●
(Knowledge of best practice governance standards)
Government/Regulatory/ Political	●		●	●	●	●	●
(Experience in public and regulatory policies and management of impact on industry and the organization)
First Nations/Community Relations	●		●
(Experience with public relations relating to native peoples)
Information Technology and Innovation		●			●	●	●
(Experience with IT security/breaches and/or knowledge of the strategic use and governance of information technology and innovation)
Strategic Planning	●	●	●	●	●	●	●
(Ability to identify and critically assess opportunities and threats and develop effective strategies to achieve the organization’s visions and objectives.)
Risk Management	●	●	●	●	●		●
(Ability to identify key risks to the organization, and monitor risk and compliance management frameworks and systems)
Stockholders may access a copy of our Corporate Governance Guidelines on our website at www.hycroftmining.com.

DELINQUENT SECTION 16(a) REPORTS
Section 16(a) of the Exchange Act and SEC rules require our directors, executive officers, and persons who own more than 10% of any class of our Common Stock to file reports of their ownership and changes in ownership of our Common Stock with the SEC. Based solely on our review of the reports filed during the fiscal year ended December 31, 2022, and on written representations from such reporting persons, we determined that no director, executive officer, or beneficial owner of more than 10% of any class of our Common Stock failed to file any report as required under Section 16(a) on a timely basis during 2022, except as follows: (i) Mr. Harrison failed to timely file one Form 4 with respect to one transaction, and (ii) AMC Entertainment Holdings, Inc. failed to timely file one Form 4 with respect to one transaction.
OTHER MATTERS
Submission of Stockholder Proposals for the 2024 Annual Meeting
For any proposal to be considered for inclusion in the Company’s proxy statement and form of proxy for submission to the stockholders at its 2024 annual meeting of stockholders, it must be submitted in writing and comply with the requirements of Rule 14a-8 of the Exchange Act and its bylaws. Such proposals must be received by the Company, c/o Corporate Secretary, at its mailing address at P.O. Box 3030, Winnemucca, Nevada 89446 no later than December 15, 2023.
In addition, our bylaws provide notice procedures for stockholders to nominate a person as a director and to propose business to be considered by stockholders at a meeting. To be timely, a stockholder’s nomination or proposal must be delivered to our principal executive offices not later than the close of business on the 90th nor earlier than the close of business on the 120th day before the anniversary date of the immediately preceding annual meeting of stockholders; provided, however, that in the event that the annual meeting is called for a date that is not within 45 days before or after such anniversary date, notice by the stockholder to be timely must be so received no earlier than the close of business on the 120th day before the meeting and not later than the later of (x) the close of business on the 90th day before the meeting or (y) the close of business on the 10th day following the day on which public announcement of the date of such annual meeting is first made by us. Our bylaws contain additional provisions regarding the content requirements of any such permitted stockholder business and/or director nomination notices.
Accordingly, for our 2024 Annual Meeting, assuming the meeting is held on or about May 24, 2024, notice of a nomination or proposal must be delivered to us no later than February 4, 2024, and no earlier than January 5, 2024.
Nominations and proposals also must satisfy other requirements set forth in our bylaws. The Chairman of the Board may refuse to acknowledge the introduction of any stockholder proposal not made in compliance with the foregoing procedures.
ITEM 11. EXECUTIVE COMPENSATION
As an emerging growth company, we have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies” as such term is defined in the rules promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The following disclosure concerns the compensation arrangements of our current named executive officers for the fiscal years ended December 31, 2022 and 2021.
2022 Summary Compensation Table
The following table sets forth the compensation for the services in all capacities to us or our subsidiary companies for the years ended December 31, 2022 and 2021 of (a) our current Chief Executive Officer, (b) our current Chief Financial Officer, and (c) the two most highly compensated executive officers, other than the Chief Executive Officer and Chief Financial Officer, as of December 31, 2022, or who served in that role during a portion of 2022 (each an “NEO” and collectively, the “NEOs”).

Name and Principal Position	Year	Salary	Bonus (1)	Stock Awards (2)	All Other Compensation (3)	Total
Diane R. Garrett, Ph.D. (4)	2022	$587,500	$537,195	$1,200,000	$26,190	$2,350,885
President and Chief Executive Officer	2021	$550,000	$462,000	$1,100,000	$21,060	$2,133,060

Stanton K. Rideout (5)	2022	$412,500	$328,556	$637,500	$16,556	$1,395,112
Executive Vice President and Chief Financial Officer	2021	$375,000	$270,000	$562,500	$12,498	$1,219,998

(1)Amounts represent payments under the Company’s incentive bonus plan.
(2)Amounts reflect the aggregate grant date fair value of awards granted during the fiscal year noted as computed in accordance with FASB ASC Topic 718, assuming no forfeitures. These amounts reflect the Company’s accounting expense and do not correspond to the actual value that may be realized by the NEOs.
(3)During 2021 and 2022, “All Other Compensation” consisted of the following:

Name	Year	401(k) Matching Contributions	Life Insurance Premiums	Total
Diane R. Garrett, Ph.D.	2022	$20,500	$5,690	$26,190
	2021	$19,500	$1,560	$21,060
Stanton K. Rideout	2022	$10,866	$5,690	$16,556
	2021	$11.25	$1,248	$12,498

(4)     Ms. Garrett was hired effective September 8, 2020. Her annual base salary was set at $550,000 and increased to $600,000 on April 1, 2022.
(5)     Mr. Rideout was hired effective October 20, 2020. His annual base salary was set at $375,000 and increased to $425,000 on April 1, 2022.

2022 Outstanding Equity Awards at Fiscal Year-End Table
The following table summarizes information for each NEO with respect to outstanding equity awards and the value of such awards as of December 31, 2022.

	Stock Awards
Name	Number of Shares or Units of Stock that Have Not Yet Vested (#)(1)	Market Value of Shares or Units of Stock that Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested ($)
Diane R. Garrett, Ph.D.	96,154	$51,154	-	-
	11,888	$6,324
	103,512	$55,068
	839,161	$446,434

Stanton K. Rideout	32,982	$17,546	-	-
	6,497	$3,456
	52,932	$28,160
	445,804	$237,168

(1)The vesting schedules for the time-based RSUs for each NEO is as follows:

Name	RSU Grant Amount	Grant Date	Vesting Schedule
Diane R. Garrett	34,966	12/15/2020	See footnote (a)
	154,495	03/02/2021	See footnote (b)
	96,154	09/08/2020	100% vesting on September 8, 2024
	839,161	06/02/2022	See footnote (c)

Stanton K. Rideout	19,109	12/17/2020	See footnote (a)
	79,003	03/02/2021	See footnote (b)
	32,982	10/20/2020	100% vesting on October 20, 2024
	445,804	06/02/2022	See footnote (c)

(a)	Subject to the continued employment with the Company, the RSUs vest 33% for the first and second installment and 34% for the third installment with the first tranche vested on May 28, 2021; the second tranche vested on May 27, 2022; and the remaining tranche vesting on May 29, 2023. Vested RSUs will convert into shares of Common Stock on each applicable vesting date, provided that, if on the conversion date, the holder is prohibited from trading under the Company’s policies or pursuant to applicable securities laws, the conversion date will be, in the Compensation Committee’s determination, the 2nd trading day after the date such prohibitions no longer apply.
(b)	Subject to the continued employment with the Company, the RSUs vest 33% for the first and second installment and 34% for the third installment with the first tranche vested on March 15, 2022; and the remaining tranches vesting on March 15, 2023, and March 15, 2024. Vested RSUs will convert into shares of Common Stock on each applicable vesting date; provided, however, that if, on that conversion date, the holder is prohibited from trading under the Company’s policies or pursuant to applicable securities laws, the conversion date shall be, in the determination of the Board’s Compensation Committee, the 2nd trading day after the date the reporting person is no longer prohibited from such trading.
(c)	Subject to the continued employment with the Company, the RSUs vest 33% for the first and second installment and 34% for the third installment with the first tranche vesting on June 2, 2023, the second trance vesting on June 2, 2024, and the third tranche vesting on June 2, 2025. Vested RSUs will convert into shares of Common Stock on each applicable vesting date; provided, however, that if, on that conversion date, the holder is prohibited from trading under the Company’s policies or pursuant to applicable securities laws, the conversion date shall be, in the determination of the Board’s Compensation Committee, the 2nd trading day after the date the reporting person is no longer prohibited from such trading.
(2)Amounts represent the value of outstanding RSU awards based on the closing price of our Common Stock on December 31, 2022 of $0.532 per share.

Equity Award Grants to Executive Officers
We adopted, and our stockholders approved, the HYMC 2020 Performance and Incentive Pay Plan, under which the Company issued equity awards to officers and directors.
The long-term equity incentive awards granted in 2022 were time-based RSUs, subject to the terms and conditions set forth in the written award agreements and continued employment.
The long-term equity incentive award agreements included “double-trigger” accelerated vesting in the event of a Change in Control.

Employment Arrangements
Common Defined Terms Used in the Employment Agreements
For purposes of the employment agreements with our NEOs, the terms “Cause,” “Change in Control,” “Disability,” and “Good Reason” have the following definitions:
The term “Cause” shall mean that one or more of the following has occurred:

(i)	the NEO is convicted of a felony or pleads guilty or nolo contendere to a felony (whether or not with respect to the Company or any of its affiliates);

(ii)	a failure of the NEO to substantially perform his or her responsibilities and duties to the Company which, to the extent curable, is not remedied within 10 days after the NEO’s receipt of written notice given by the appropriate senior officer or any member of the Board, as applicable, identifying the failure in reasonable detail and granting the NEO an opportunity to cure such failure within such 10-day period;

(iii)	the failure of the NEO to carry out or comply with any lawful and reasonable directive of the Board (or any committee of the Board), which, to the extent curable, is not remedied within 10 days after the NEO’s receipt of written notice given by or on behalf of the Company identifying the failure in reasonable detail and granting the NEO an opportunity to cure such failure within such 10-day period;

(iv)	the NEO engages in illegal conduct, any breach of fiduciary duty (if any), any act of material dishonesty or other misconduct, in each case in this clause (iv), against the Company or any of its affiliates;

(v)	a material violation or willful breach by the NEO of any of the policies or procedures of the Company, including, without any limitation, any employee manual, handbook or code of conduct of the Company which, to the extent curable, is not remedied within 10 days after the NEO’s receipt of written notice given by or on behalf of the Company identifying the violation or breach in reasonable detail and granting the Executive an opportunity to cure such violation or breach within such 10 day period;

(vi)	the NEO fails to meet any material obligation the NEO may have under any agreement entered into with the Company which, to the extent curable, is not remedied within 10 days after the NEO’s receipt of written notice given by any member of the Company identifying the failure in reasonable detail and granting the NEO an opportunity to cure such failure within such 10-day period;

(vii)	the NEO’s failure to maintain any applicable license, permit or card required by the federal or state authorities or a political subdivision or agency thereof (or the suspension, revocation, or denial of such license, permit or card); or

(viii)	the NEO’s breach of any non-compete, non-solicit, confidentiality or other restrictive covenant to which the NEO may be subject, pursuant to an employment agreement or otherwise.

The term a “Change in Control” of the Company will be deemed to occur as of the first day that one or more of the following conditions is satisfied:

(i)
The “beneficial ownership” (as defined in Rule 13d-3 under the Exchange Act) of securities representing more than 50% of the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors (“Company Voting Securities”), is accumulated, held or acquired by a “Person” (as defined in Section 3(a)(9) of the Exchange Act, as modified and used in Sections 13(d) and 14(d) thereof) (other than the Company, any trustee or other fiduciary holding securities under an employee benefit plan of the Company, holders of capital stock of the Company as of the date hereof or a subsidiary thereof, any corporation owned, directly or indirectly, by the Company’s stockholders in substantially the same proportions as their ownership of stock of the Company); provided, however, that any acquisition from the Company or any acquisition pursuant to a transaction that complies with clauses (A), (B) and (C) of clause (iii) below will not be a Change in Control; provided further, that immediately prior to such accumulation, holding or acquisition, such Person was not a direct or indirect beneficial owner of 15% or more of Company Voting Securities as of the date of the applicable employment agreement; or

(ii)	Individuals who, as of the date of the Agreement, constitute the Board, or “Incumbent Board”, cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to the date hereof whose election, or nomination for election by the Company’s stockholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board will be considered as though such individual were a member of the Incumbent Board; or

(iii)	Consummation by the Company of a reorganization, merger or consolidation, or sale or other disposition of all or substantially all of the assets of the Company or the acquisition of assets or stock of another entity, or “Business Combination”, in each case, unless immediately following such Business Combination: (A) more than 50% of the combined voting power of then outstanding voting securities entitled to vote generally in the election of directors of (x) the corporation resulting from such Business Combination, or “Surviving Corporation”, or (y) if applicable, a corporation that as a result of such transaction owns the Company or all or substantially all of the Company’s assets either directly or through one or more subsidiaries, or “Parent Corporation”, is represented, directly or indirectly by Company Voting Securities outstanding immediately prior to such Business Combination (or, if applicable, is represented by shares into which such Company Voting Securities were converted pursuant to such Business Combination), and such voting power among the holders thereof is in substantially the same proportions as their ownership, immediately prior to such Business Combination, of Company Voting Securities; (B) no Person (excluding any employee benefit plan (or related trust) of the Company or such corporation resulting from such Business Combination) beneficially owns, directly or indirectly, 40% or more of the combined voting power of the then outstanding voting securities eligible to elect directors of the Parent Corporation (or, if there is no Parent Corporation, the Surviving Corporation) except to the extent that (x) such ownership of the Company existed prior to the Business Combination or (y) that immediately prior to such Business Combination, such Person was a direct or indirect beneficial owner of 15% or more of the Company Voting Securities as of the date of the respective employment agreement, and (C) at least a majority of the members of the board of directors of the Parent Corporation (or, if there is no Parent Corporation, the Surviving Corporation) were members of the Incumbent Board at the time of the execution of the initial agreement, or of the action of the Board, providing for such Business Combination.
Notwithstanding anything to the contrary in the foregoing, in no event will a Change in Control be deemed to have occurred with respect to the NEO if the NEO is part of a purchasing group that consummates the Change in Control transaction. The NEO will be deemed “part of a purchasing group” for purposes of the preceding sentence if the NEO is an equity participant in the purchasing company or group (except (i) passive ownership of less than two percent of the stock of the purchasing company; or (ii) ownership of equity participation in the purchasing company or group that is otherwise not significant, as determined prior to the Change in Control by a majority of the non-employee continuing directors.
The term “Disability” means the NEO’s long-term disability as defined by and determined under the Company’s long-term disability plan, or if the NEO is not covered by a long-term disability plan sponsored by the Company, then the NEO’s inability (as determined by the Board or compensation committee thereof in its discretion, (in the case of Dr. Garrett and Mr. Rideout, with the Board or Compensation Committee acting reasonably)) to engage in any substantial gainful activity by reason of any medically-determined physical or mental impairment that can be expected to result in death or to be of long-continued and indefinite duration.

 The term “Good Reason” means the occurrence of any of the following without the NEO’s consent:

(i)	a material reduction or a material adverse alteration in the nature of the NEO’s position, responsibilities or authorities or the assigning of duties to the NEO that are materially inconsistent with those of the position of such NEO of a company of comparable size in a comparable industry;

(ii)	the NEO’s becoming the holder of a lesser office or title than that previously held;

(iii)	any material breach of the applicable employment agreement by the Company that causes an adverse change to the terms and conditions of the NEO’s employment;

(iv)	the Company requires the NEO to relocate his or her principal business office to a location not within 75 miles of the applicable Company location;

(v)	any reduction in the NEO’s salary, other than a reduction in salary generally applicable to executive employees; or

(vi)	failure of the Company to pay the NEO any amount otherwise vested and due under the applicable employment agreement or under any plan or policy of the Company following written notice by the NEO to the Company identifying the failure and the basis for such payment and the Company’s failure to cure within 10 days following receipt of such written notice.
In no event will a resignation be deemed to occur for “Good Reason” unless the NEO provides notice to the Company, and such resignation occurs, within 90 days after the event or condition giving rise thereto. Upon receiving notice from the NEO, the Company has a period of 30 days during which it may remedy the event or condition.
Employment Agreement with Diane R. Garrett
The Company entered into an employment agreement dated as of August 31, 2020 (the “Garrett Employment Agreement”) with Diane R. Garrett, Ph.D. Ms. Garrett’s agreement provides for a three-year term as President and Chief Executive Officer, following which she will be an at-will employee while continuing her employment with the Company. Under the terms of the Garrett Employment Agreement, Ms. Garrett is entitled to an annual base salary of $550,000, an annual cash incentive bonus initially set at 70% of her annual base salary as target, and an initial long-term equity incentive award having a value of $1,000,000. The initial long-term equity incentive was granted on the effective date of her employment, September 8, 2020, in the form of 96,154 RSUs, which was determined by dividing $1,000,000 by $10.40, the closing price of the Common Stock on the date of grant. The RSUs will vest on the fourth anniversary of the date of grant, subject to Ms. Garrett’s continued employment by the Company through the vesting date and subject to any provisions of the grant relating to retirement, disability, change of control and other matters. Ms. Garrett will also be eligible to participate in equity-based compensation plans, initially targeted at 200% of her base salary, with 50% of such awards initially in the form of performance-based equity awards and 50% of such awards initially in the form of time-based equity awards.
As required under the terms of the Garrett Employment Agreement, on December 15, 2020, the Company offered Ms. Garrett $550,000 worth of time-based RSUs. However, Ms. Garrett did not accept her full time-based equity award and requested that a portion of those time-based RSUs be reallocated and granted to other employees rather than herself. As a result, on December 15, 2020, Ms. Garrett accepted $250,000 in value in the amount of 34,966 RSUs, based upon the fair market value of the Company’s Common Stock on the date of grant, rather than the 76,924 RSUs she would have been eligible to receive. Ms. Garrett’s RSUs have or will vest, subject to continued employment, in three equal installments on May 28, 2021, May 27, 2022, and May 29, 2023. The Company did not issue any performance-based equity awards in 2021 or 2022. On March 2, 2021, the Company issued 154,495 time-based RSUs to Ms. Garrett with a grant-date fair value of $1.1 million, and on June 2, 2022, the Company issued 839,161 time-based RSUs to Ms. Garrett with a grant-date fair value of $1.2 million. The RSU awards are in continued recognition of Ms. Garrett’s contributions to the Company and to incentivize future performance.
Employment Agreement with Stanton K. Rideout
The Company entered into an employment agreement dated as of October 20, 2020 (the “Rideout Employment Agreement”) with Mr. Rideout, which provides for a three-year term as Executive Vice President and Chief Financial Officer, following which he shall be deemed to be an at-will employee during the continuation of his employment by the Company. Under the terms of the Rideout Employment Agreement, Mr. Rideout is entitled to an annual base salary of $375,000, an annual cash incentive bonus target initially set at 60% of his annual base salary, and an initial long-term equity award having a value of $250,000.
The initial long-term equity incentive was granted on the effective date of his employment, October 20, 2020, in the form of 32,982 RSUs, with the number of RSUs determined by dividing $250,000 by the closing stock price of the Company’s Common Stock on the date of grant. Such RSUs will vest on the fourth anniversary of the grant date, subject to Mr. Rideout’s continued employment by the Company through the vesting date and subject to any provisions of the grant relating to retirement, disability, change of control and other matters. Mr. Rideout was eligible to participate in equity-based compensation plans in 2021, initially targeted at 150% of his base salary, with 50% of such awards in the form of performance-based equity awards and 50% of such awards in the form of time-based equity awards.
On December 17, 2020, the Company awarded Mr. Rideout a portion of the reallocated RSUs (described above under “Employment Agreement with Diane R. Garrett”) equal to $150,000 in value in the amount of 19,109 RSUs, based on the fair market value of the Company’s Common Stock on the date of grant, in recognition of his contributions to the Company and to incentivize his future performance. Mr. Rideout’s RSUs have the same vesting schedule as Ms. Garrett’s that were granted on December 15, 2020. On March 2, 2021, the Company issued 79,003 time-based RSUs to Mr. Rideout with a grant-date fair value of $0.6 million, and on June 2, 2022, the Company issued 445,804 time-based RSUs with a grant-date fair value of $0.6 million. These RSU awards were made in continued recognition of Mr. Rideout’s contributions to the Company and to incentivize future performance.
 Termination Payment Terms
Each employment agreement with our current NEOs, Ms. Garrett and Mr. Rideout, contains provisions entitling them to payments upon termination of their employment in certain circumstances, as described below.
Termination of Employment for any Reason
Pursuant to the current employment agreements with Ms. Garrett and Mr. Rideout, in the event their employment with the Company terminates for any lawful reason or no reason, they (or their estate, as applicable) will be entitled to receive any earned but unpaid base salary, any earned but unpaid annual cash incentive bonus, any amounts that may be payable under any applicable executive benefit plan, expense reimbursements and COBRA benefits provided that a timely election for COBRA continuation coverage is made and the applicable amounts are paid.
Termination of Employment other than for Cause or Voluntary Termination by Executive for Good Reason
If the Company terminates Ms. Garrett or Mr. Rideout without Cause, or either of them terminates their employment for Good Reason, they will be entitled to (i) a cash amount equal to 1.5 multiplied by their annual base salary, payable in equal installments over the 18 months following the date of termination; (ii) 18 months of continued coverage under the Company’s medical, dental, life and disability plans, at the same cost to the individual as in effect on the date of termination; and (iii) outplacement services until the earlier of (A) $15,000 in the aggregate having been paid by the Company to the outplacement firm or (B) 12 months following the date of termination.
Termination of Employment in the Event of Death or Disability
If the employment of Ms. Garrett or Mr. Rideout with the Company is terminated due to her or his death or disability, she or he (or their estate, as applicable) will be entitled to receive the pro rata portion of any bonus payable to them under the Company’s annual cash incentive plan for the year in which such termination for death or disability occurs determined based on the actual bonus attained for the fiscal year in which such termination occurs.
Termination of Employment after a Change in Control
If within 90 days prior to, or one year after, a Change in Control, the Company terminates the employment of Ms. Garrett or Mr. Rideout for reasons other than for Cause, either of them incurs a Disability or voluntarily terminates his or her employment for Good Reason, such NEO will be entitled to (i) a cash amount equal to 2.0 multiplied by his or her annual base salary, payable in a lump sum on the 60th day following the date of termination, (ii) a cash amount equal to 2.0 multiplied by the greater of (A) the actual bonus paid for the fiscal year immediately preceding the date of termination, (B) the actual bonus attained for the fiscal year in which the date of termination occurs prior to the first anniversary of the employment agreement, or (C) the target bonus for the fiscal year in which the date of termination occurs prior to the first anniversary of the agreement, payable in a lump sum on the 60th day following the date of termination, (iii) 24 months of continued coverage under the Company’s medical, dental, life and disability plans, at the same cost to the individual as in effect on the date of the Change in Control (or, if lower, as in effect at any time thereafter) and (iv) outplacement services until the earlier of (A) $15,000 in the aggregate having been paid by the Company to the outplacement firm or (B) 12 months following the date of termination.
Compensation Philosophy and Objectives
Our compensation policies and philosophies are designed to align compensation with our business objectives and the creation of stockholder value, while enabling us to attract, motivate, and retain individuals who contribute to the Company’s long-term success.

The Compensation Committee believes the executive compensation program must be competitive to attract and retain our executive officers. The Compensation Committee has implemented compensation policies and philosophies that link a significant portion of our executive officers’ cash compensation to performance objectives and by providing a portion of their compensation as long-term incentive compensation in the form of equity awards.
Our annual compensation review is undertaken at the direction and under the supervision of the Compensation Committee. Other than our Chief Executive Officer, no executive officers are involved in making recommendations for executive officer compensation, and no executive officer makes any recommendations for their compensation. Additionally, no executive officers are involved in determining director compensation. At its sole discretion, the Compensation Committee may engage independent compensation consultants exclusively to advise the Compensation Committee on executive officer and director compensation matters.
In 2022, the Compensation Committee engaged Semler Brossy to provide independent advice on executive officer and director compensation matters. In 2023, the Compensation Committee engaged Lane Caputo to provide independent advice on executive officer and director compensation matters. The Compensation Committee, utilizing the compensation consultant’s report and after discussion and review (i) approves the annual base salaries, (ii) equity award grants, (iii) incentive cash award targets, (iv) financial metrics for the upcoming year, and (v) incentive cash awards for the prior year for the named executive officers. The Compensation Committee performs its compensation review and decision-making duties without management present.
Generally, the Compensation Committee reviews management’s recommendations and historical pay and performance information in the first quarter of each year. The Compensation Committee’s review includes approval of the value of equity award grants. It is generally the Compensation Committee’s policy to authorize and grant equity awards as of the date of the Board of Directors meeting (typically in March). The awards are then ratified by the non-management members of the Board of Directors upon the recommendation of the Compensation Committee. The equity awards are based upon the closing price of our Common Stock on the date of the award.
The Compensation Committee does not have a specific policy or practice to time equity awards to the release of earnings or other material non-public information. However, the Compensation Committee may determine the value of an equity award but not issue or establish the number of shares or share units while possessing material non-public information, such as a material pending transaction. Our practice is not to accelerate or delay the disclosure of material non-public information, whether favorable or unfavorable, but to make such disclosures when appropriate or required by applicable securities laws. In order not to unduly benefit or harm officers and employees, the Compensation Committee would consider postponing the issuance of awards until after the non-public information has been publicly disclosed or is no longer considered material information.
Periodically throughout the year, the Compensation Committee may discuss, as appropriate, the philosophy for the overall compensation program and determine if changes in particular program components or special awards are appropriate or desirable during the current year or for future periods.
Compensation for our executive officers will have three primary components: base salary, an annual cash incentive bonus, and long-term equity-based incentive compensation.
Base Salary
Base salaries are set to be fair to the executive officers, competitive within the industry, and reasonable in light of our cost structure. The Compensation Committee determines base salaries, subject to the terms of any employment agreements, and reviews base salaries annually based upon advice and counsel from its advisors. With the raising of approximately $194 million in gross proceeds before deducting commissions, fees, and expenses in late March 2022, the Compensation Committee reviewed annual base salaries for executive officers for 2022 in the second quarter of 2022. Acknowledging the efforts of Ms. Garrett and Mr. Rideout in (i) managing the Company; (ii) issuing a new initial assessment technical report; (iii) extending the maturity and restructuring certain payment terms of the Company’s outstanding indebtedness; and (iv) raising substantial equity capital to address the Company’s going concern and critical liquidity issues, determined to increase the annual base salary of Ms. Garrett by $50,000 to $600,000 per year and to increase the annual base salary of Mr. Rideout by $50,000 from $375,000 to $425,000, each effective as of April 1, 2022.
Annual Cash Incentive Bonuses
In 2022, the Compensation Committee used annual cash incentive bonuses for the NEOs to tie a portion of the NEOs’ compensation to financial and operational objectives achievable within the applicable fiscal year, such as (i) gold and gold equivalent production/sales, (ii) total cash costs of production per gold or gold equivalent ounce, (iii) health and safety, and/or

(iv) such other metrics as are determined from time to time by the Board. At the beginning of each year, the Compensation Committee sets performance targets, target amounts, target award opportunities, and other terms and conditions of annual cash bonuses for the NEOs. At the end of each year, the Compensation Committee determines the extent the performance targets were achieved and the amount of the award, if any, payable to the NEOs.
Equity-Based Awards
The Compensation Committee will use equity-based awards to reward long-term performance of the NEOs under the Incentive Plan. Providing a meaningful portion of the total compensation package in the form of equity-based awards is an essential element to compensation arrangements to align the incentives of its officers, including its NEOs, with the interests of its stockholders and serve to motivate and retain the NEOs.
Executive Agreements
The Company has entered into compensation arrangements with its officers, including employment agreements and equity award agreements, as part of its policy to pay and compensate key executives as appropriate to attract, retain, and compensate executive talent.
Other Compensation
We have maintained the various employee benefit plans, including medical, dental, life insurance and 401(k) plans, offered by the Company in which the NEOs participate.
Deductibility of Executive Compensation
Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), denies a federal income tax deduction for certain compensation in excess of $1.0 million per year paid to certain current and former executive officers of a publicly traded corporation.
Director Compensation
The Compensation Committee and Board of Directors approved the following initial annual director compensation arrangements, for non-employee directors:
•an annual cash retainer of $55,000;
•annual committee chair fees of $12,500 for the Audit Committee, $10,000 for the Safety, Sustainability and Technical Committee, and $7,500 for each of the Nominating and Governance Committee and the Compensation Committees;
•annual committee member fees of $5,000 for the Audit Committee, $4,000 for the Safety, Sustainability and Technical Committee, and $2,500 for each of the Nominating and Governance Committee and the Compensation Committee; and
•$75,000 in annual equity awards in the form of restricted stock units (“RSUs”).
In addition, the Compensation Committee approved (i) an initial $50,000 equity award for each non-employee director upon their initial appointment to the Board; (ii) an annual $10,000 cash retainer for the independent Lead Director; and (iii) an annual $70,000 retainer for a non-employee independent Chairman of the Board of which $25,000 is payable in cash and $45,000 payable in RSUs, based upon the expected attention and workload as the Company addressed its financial issues.
The equity awards are granted to each non-employee director at the Company’s annual meeting of stockholders unless otherwise determined by the Compensation Committee.

The following table sets forth information concerning the compensation of our non-employee directors for the fiscal year ended December 31, 2022.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)(1)
Stephen Lang	82,125	120,000	202,125
David Naccarati	65,250	75,000	140,250
Michael Harrison	67,500	75,000	142,500
Thomas Weng	83,750	75,000	158,750
Marni Wieshofer	70,000	75,000	145,000
Sean Goodman (2)	43,194	125,000	168,194
(1)Amounts reflect the aggregate grant date fair value of the 2022 annual director equity grant of 52,448 RSUs, each of which was granted on June 2, 2022, as computed in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, assuming no forfeitures. These amounts reflect the Company’s accounting expense, and do not correspond to the actual value that the non-employee directors will realize. The 2022 annual director equity grant vested 50% on the date of the grant and 50% on the first anniversary of the grant date. As of December 31, 2022, each non-employee director had the following outstanding unvested RSUs:

Name	No. of Unvested RSUs Held as of December 31, 2022
Stephen Lang (a)	52,156
David Naccarati	30,728
Michael Harrison	28,468
Thomas Weng (b)	28,468
Marni Wieshofer	28,468
Sean Goodman	61,189

(a)	Mr. Lang elected to defer conversion of the RSUs awarded for his initial director equity grant and 2021 annual director equity grant, to the extent they vest, until the date of his separation from service as a Board member.

(b)	Mr. Weng elected to defer conversion of the RSU awarded for his initial director equity grant and 2021 annual director equity grant, to the extent they vest, until the date of his separation from service as a Board member.
(2)Upon joining the Board of Directors, Mr. Goodman received an additional director equity grant on June 2, 2022, which he disclaims ownership over and have been assigned to AMC. The initial director equity grant vests in three equal installments on (i) June 2, 2023; (ii) the date that is one year following the vesting date of the first tranche; and (iii) the date that is two years following the vesting date of the first tranche. Mr. Goodman is an executive officer of AMC Entertainment Holdings, Inc. and an officer and director of American Multi-Cinema. Mr. Goodman disclaims any beneficial ownership of the shares of our Common Stock. All cash payments for Mr. Goodman’s directorship are paid directly to AMC Entertainment Holdings, Inc.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth certain information regarding beneficial ownership of our Common Stock, as of March 27, 2023, by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding Common Stock, (ii) each of our NEOs and directors and (iii) all of our executive officers and directors, as a group.
The number of shares of Common Stock beneficially owned by each entity, person, director, or executive officer is determined in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. The percentage ownership of our Common Stock in the “Percentage of Beneficial Ownership” column in the table is based on 200,270,599 shares of our Common Stock issued and outstanding as of March 27, 2023. Under such rules, beneficial ownership generally includes any shares of Common Stock over which the individual has sole or shared voting power or investment power as well as any shares of Common Stock that the individual has the right to acquire within 60 days of March 27, 2023, through the exercise of Warrants or other rights. Unless otherwise indicated in the footnotes to this table, the Company believes each of the stockholders named in this table has sole voting and investment power with respect to the shares of Common Stock indicated as beneficially owned.

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percentage of Beneficial Ownership
5% or Greater Stockholders
American Multi-Cinema, Inc.(1)(2)	46,842,704	20.9%
2176423 Ontario Ltd.(3)	19,320,000	9.6%
Named Executive Officers and Directors(4)
Diane R. Garrett, Ph.D.(5)	214,044	*
Stanton K. Rideout(6)	134,754	*
Sean D. Goodman(7)	—	*
Michael Harrison(8)(9)	70,819	*
Stephen Lang(10)	76,933	*
David Naccarati	55,504	*
Thomas Weng(11)	63,319	*
Marni Wieshofer(12)	63,319	*
All executive officers and directors as a group (8 individuals)	678,692	*

*	Represents less than 1% of the outstanding shares of Common Stock.
(1)Includes 23,434,464 shares of Common Stock and 23,408,240 shares of Common Stock issuable upon the exercise of outstanding warrants directly held by American Multi-Cinema, a wholly owned subsidiary of AMC Entertainment Holdings, Inc. The business address of American Multi-Cinema and AMC Entertainment Holdings, Inc. is One AMC Way, 11500 Ash Street, Leawood, Kansas 66211.
(2)Includes 26,224 shares of Common Stock issued to AMC upon conversion of RSUs related to AMC’s Board representative.
(3)Based on a Schedule 13D/A (Amendment No. 3) filed June 28, 2022, this includes 18,408,240 shares of Common Stock and 911,760 shares of Common Stock issuable upon exercise of a warrant held by 2176423 Ontario Ltd (“2176423 Ontario”), Eric Sprott controls 2176423 Ontario and has the power to direct the voting and disposition of Common Stock held by the entity through his ownership interests in 2176423 Ontario. The foregoing figure for beneficial ownership excludes 22,496,480 shares of Common Stock underlying warrants held by 2176423 Ontario that are not presently exercisable due to the effect of a beneficial ownership limitation blocker. The business address 2176423 Ontario and Eric Sprott is 200 Bay Street, Suite 2600, Royal Bank Plaza, South Tower, Toronto, Ontario M5J 2J1.
(4)The business address of each of the listed individuals is 4300 Water Canyon Road, Unit 1, Winnemucca, Nevada 89445.
(5)Includes (i) 8,000 shares of Common Stock owned by Ms. Garrett’s spouse’s IRA and (ii) 50,983 shares of Common Stock to be converted from RSUs upon expiration of the Company’s trading blackout.
(6)Includes 26,071 shares of Common Stock to be converted from RSUs upon expiration of the Company’s trading blackout.
(7)Sean D. Goodman is an executive officer of AMC Entertainment Holdings, Inc. and an officer and director of American Multi-Cinema, its wholly-owned subsidiary. Mr. Goodman disclaims any beneficial ownership of the shares of our Common Stock and shares of Common Stock issuable upon the exercise of outstanding New Warrants beneficially owned by AMC Entertainment Holdings, Inc.
(8)Includes 2,244 shares of Common Stock to be converted from RSUs on May 24, 2023.
(9)Michael Harrison has an indirect pecuniary interest in shares of our Common Stock beneficially owned by Sprott Private Resource Streaming and Royalty (Collector), LP and Sprott Private Resource Lending II (Collector), LP as chief executive officer of Sprott Resource Streaming and Royalty Corp. and/or through his fiduciary role as a Managing Partner of Sprott Private Resource Streaming and Royalty (Collector) LP. Mr. Harrison disclaims any beneficial ownership of the shares of our Common Stock beneficially owned by Sprott Private Resource Streaming and Royalty (Collector), LP. and Sprott Private Resource Lending II (Collector), LP.
(10)Includes: (i) 13,514 RSUs granted to Mr. Lang on May 24, 2021, and (ii) 20,270 RSUs granted to him on May 24, 2021. Mr. Lang has elected to defer conversion of such RSUs, to the extent they vest, until the date of his separation from service as a Board member.
(11)Includes: (i) 20,270 RSUs granted to Mr. Weng on May 24, 2021, and (ii) 6,730 of the RSUs awarded to him on December 4, 2020. Mr. Weng has elected to defer conversion of such RSUs, to the extent they vest, until the date of his separation from service as a Board member.
(12)Includes 2,244 shares of Common Stock to be converted from RSUs on May 24, 2023.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth information, as of December 31, 2022, relating to our equity compensation plans pursuant to which equity awards are authorized for issuance. See Note 16 – Stock-Based Compensation to the Notes to Financial Statements in Item 8. Financial Statements and Supplementary Data of this Form 10-K for additional information regarding our equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b) (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Approved by security holders (2)	3,547,153	—	9,452,267
Not approved by security holders (2)	—	—	—
Total	3,547,153	—	9,452,267
(1)Weighted-average exercise price is based solely on securities with an exercise price.
(2)All shares were approved by security holders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Related Party Transactions relating to the Company
Purchase of Units by Greater Than 5% Stockholders in Registered Public Offering
On October 6, 2020, the Company closed its registered public offering of an aggregate of 9,583,334 units. Each unit consisted of one (share of Common Stock and one warrant to purchase one share of Common Stock (the “HYMCL Warrants”)). The offering price to the public was $9.00 per unit. The HYMCL Warrants were immediately exercisable upon issuance for shares of Common Stock at a price of $10.50 per share and expire five (5) years from the date of issuance. After deducting underwriting discounts and commissions and estimated offering expenses payable by the Company, the net proceeds to the Company were approximately $83.1 million. Certain of the Company’s affiliated stockholders that owned more than five percent of the Company’s outstanding Common Stock at the time of the offering purchased, in the aggregate, 4,951,388 units in the Offering at the same price as the price to the public, $9.00 per unit. The Company paid no underwriter fees or commissions to the underwriters in the Offering for units sold to such affiliates. The affiliates who purchased units in the Offering were: Mudrick Capital Management, L.P. and/or certain of its affiliated entities — 3,222,222 units for an aggregate purchase price of $29.0 million; Aristeia Capital, L.L.C. and/or certain of its affiliated entities — 895,833 units for an aggregate purchase price of approximately $8.1 million; and Highbridge Capital Management, LLC and/or certain of its affiliated entities — 833,333 units for an aggregate purchase price of $7.5 million.
Interest in HMC, the Recapitalization Transaction and Private Investment
Various funds managed by and affiliated with Mudrick Capital, a greater than 5% beneficial owner of our Common Stock and an affiliate of sponsor of which Jason Mudrick, our prior Chief Executive Officer and director, is the President and David Kirsch, the former Chairman of the Board and prior Vice President of the Company, is a Managing Director, may have been deemed to have beneficially owned: 646,421 shares of HMC’s common stock (prior to the Recapitalization Transaction), in connection with which such funds received 72,131 shares of our Common Stock in connection with the consummation of the Recapitalization Transaction; and, as of May 29, 2020, an aggregate of $41.8 million in principal amount of HMC First Lien Notes, which was repaid in connection with the consummation of the Recapitalization Transaction; an aggregate of $58.1 million in principal amount of 1.5 Lien Notes, including accrued interest, which was subject to the Exchange Agreement and exchanged for shares of our Common Stock in the Note Exchange; an aggregate of $85.9 million in principal amount of Second Lien Notes, including accrued interest, which were subject to the Second Lien Conversion Agreement and converted into shares of HMC’s common stock in connection with the consummation of the Recapitalization Transaction and received a distribution of shares of our Common Stock upon dissolution of HMC immediately following consummation of the Recapitalization Transaction; and an aggregate of $51.2 million in principal amount of 1.25 Lien Notes, including accrued interest, which was subject to the 1.25 Lien Exchange Agreement pursuant to which the 1.25 Lien Notes were exchanged for the $31.9 million in aggregate principal amount of Subordinated Notes, and the remainder for Excess Notes which were exchanged for shares of our Common Stock in the Note Exchange. In addition, in connection with the private investment, funds managed by and affiliated with Mudrick Capital, entered into the Subscription/Backstop Agreements for the purchase of an aggregate of 3,028,924 shares of our Common Stock at a purchase price of $10.00 per share, and the issuance to such investors of an aggregate of 1,295,892 PIPE warrants exercisable at $11.50 per share, for an aggregate purchase price of $30.3 million.
Private Placement Warrants
Concurrently with the closing of the IPO, sponsor and Cantor purchased an aggregate of 7,500,000 private placement warrants at a price of $1.00 per warrant (6,500,000 private placement warrants by sponsor and 1,000,000 private placement warrants by Cantor) for an aggregate purchase price of $7.5 million. On February 28, 2018, we consummated the sale of an additional 240,000 private placement warrants at a price of $1.00 per warrant, of which 200,000 warrants were purchased by sponsor and 40,000 warrants were purchased by Cantor, generating gross proceeds of $0.24 million. Each private placement warrant is exercisable for one share of our Common Stock at a price of $11.50 per share. The proceeds from the private placement warrants were added to the proceeds from the IPO and held in the trust account. The private placement warrants are non-redeemable and exercisable on a cashless basis so long as they are held by sponsor, Cantor, or their permitted transferees. The private placement warrants will expire five years after the completion of the Recapitalization Transaction or earlier upon redemption or liquidation. In addition, for as long as the private placement warrants are held by sponsor, Cantor or its designees or affiliates, they may not be exercised after five years from the effective date of the registration statement for the IPO.
Sprott Credit Agreement
On October 4, 2019, Hycroft Mining Corporation, a Delaware corporation (“HMC”), as borrower, and certain of its subsidiaries, as guarantors, entered into the Initial Sprott Credit Agreement with Sprott Private Resource Lending II (Collector), LP (“SPRL II”) for a secured multi-advance term credit facility with an original aggregate principal amount not in excess of $110.0 million. In connection with the consummation of the Recapitalization Transaction, we assumed the Initial Sprott Credit Agreement pursuant to the terms of the Purchase Agreement, entered into the Sprott Credit Agreement, with us becoming a party thereto, borrowed $70.0 million under such facility and issued to SPRL II 496,634 shares of Common Stock on behalf of SPRL II and the other participants in the Sprott Credit Agreement. As a result, we are the borrower under the Sprott Credit Agreement. Subsequent to the consummation of the Recapitalization Transaction, SPRL II transferred 45,149 shares of Common Stock to nonaffiliated participants in the Sprott Credit Agreement and 13,545 shares of Common Stock to Sprott Private Resource Streaming and Royalty (Collector), LP., an affiliated participant in the Sprott Credit Agreement. Michael Harrison, a member of our Board, has an indirect pecuniary interest in shares of our Common Stock beneficially owned by Sprott Private Resource Streaming and Royalty (Collector), LP. and SPRL II as chief executive officer of Sprott Resource Streaming and Royalty Corp. and/or through his fiduciary role as Managing Partner of Sprott Private Resource Streaming & Royalty (Collector) LP.
Sprott Royalty Agreement
The Company, Hycroft Resources & Development, LLC, a Delaware limited liability company and an indirect, wholly owned subsidiary of the Company (“HRD”), and Sprott Private Resource Lending II (Co) Inc., as the payee, an affiliate of SPRL II, entered into the Sprott Royalty Agreement with respect to the Hycroft Mine at the closing of the Recapitalization Transaction. Pursuant to the terms of the Sprott Royalty Agreement, at the closing of the Recapitalization Transaction, Sprott Private Resource Lending II (CO), Inc. paid to HRD cash consideration in the amount of $30.0 million, for which HRD granted to Sprott Private Resource Lending II (CO), Inc. a perpetual royalty equal to 1.50% of net smelter returns, payable monthly. Michael Harrison, a member of our Board, has an indirect interest in the Sprott Private Resource Lending II (Co) Inc. as chief executive officer of Sprott Resource Streaming and Royalty Corp. and/or through his fiduciary role as Managing Partner of Sprott Private Resource Streaming and Royalty (Collector) LP.
2022 Private Placement
The Company entered into a subscription agreement with American Multi-Cinema dated as of March 14, 2022, as amended April 8, 2022 (as amended, the “AMC Subscription Agreement”), pursuant to which American Multi-Cinema purchased 23,408,240 units of the Company (each a “Unit”) at a purchase price per Unit of $1.193, with each Unit consisting of one share of Common Stock and one warrant to purchase one share of Common Stock providing for a total purchase price of $27.9 million. The AMC Subscription Agreement provides American Multi-Cinema the right to appoint a director to the Board, and the Company agrees to support such director’s nomination so long as American Multi-Cinema retains at least 50% of the Common Stock purchased under the AMC Subscription Agreement, and American Multi-Cinema holds at least 5% of the voting power of the Company. Sean D. Goodman, a member of our Board, is the Chief Financial Officer of AMC Entertainment Holdings, Inc., the parent of American Multi-Cinema, and was appointed to the Board and nominated for election as a director of the Company Annual Meeting under the terms of the AMC Subscription Agreement.
Indemnification Agreements
We have entered into indemnification agreements with each of our directors and officers. The indemnification agreements and our amended and restated bylaws in effect upon the consummation of the Recapitalization Transaction require us to indemnify all directors and officers to the fullest extent permitted by Delaware law against all expenses, judgments, liabilities, fines, penalties, and amounts paid in settlement of any claims. The indemnification agreements provide for the advancement or payment of all expenses to the indemnitee and for reimbursement to the Company if it is found that such indemnitee is not entitled to such indemnification under applicable law.

Other Material Relationships
During the years ended December 31, 2022 and 2021, the Company incurred costs of $0.9 million and $1.2 million, respectively, to Ausenco for work preparing the 2022 Hycroft TRS, 2023 Hycroft TRS and for other engineering services. Diane Garrett is currently a non-executive director on Ausenco’s Board of Directors.
Ms. Garrett’s brother, David Thomas, is the Vice President and General Manager of the Hycroft Mine. Mr. Thomas does not report to Ms. Garrett. In 2022, he received cash compensation of $0.4 million (including a cash short-term incentive award of $0.1 million based on 2021 performance), and time-based RSU awards with a grant date fair value of $0.3 million. In 2021, he received cash compensation of $0.2 million, equity compensation with a grant date fair value of $0.2 million and $13,148 of other compensation.
Related Party Policy
Our Audit Committee, pursuant to its charter, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.
These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee, or officer.
Director Independence
 The Board has determined that Messrs. Goodman, Harrison, Lang, Naccarati, and Weng, and Ms. Wieshofer are “independent directors” under Nasdaq listing standards. The Board reviews independence annually and has also determined that each current member of the Company’s Audit Committee, Compensation Committee, and Nominating and Governance Committee is independent as defined under the applicable Nasdaq listing standards and SEC rules. The Board further determined that Ms. Wieshofer qualifies as an audit committee financial expert under applicable rules and guidance. In making these determinations, the Board found that none of the directors had a material or other disqualifying relationship with the Company.
In connection with the review and determination of the independence of directors, the Nominating and Governance Committee reviewed the relationship of Mr. Harrison to the various Sprott entities. Mr. Harrison is a Managing Director of Sprott, Inc. and the Managing Partner of Sprott Resource Streaming and Royalty (“SRSR”), an affiliate of Sprott Private Resource Lending II (CO), Inc., the payee under the Sprott Royalty Agreement. Under the Nasdaq independence rules, Nasdaq considers payments to or from a listed company in excess of 5% of the recipient’s gross revenues a bar to the independence of a director if that director is a partner, controlling stockholder, or executive officer of such other party. In addition, certain institutional stockholder organizations, such as ISS, consider a transactional relationship to be material if the Company makes annual payments to, or receives annual payments from, another entity exceeding the greater of $200,000 or 5% of the recipient’s gross revenues. The Company’s annual payments to SRSR did not exceed the ISS test or the Nasdaq independence threshold. Therefore, any payments under the Sprott Royalty Agreement in 2022 did not preclude a finding of Mr. Harrison’s independence by the Board under Nasdaq rules or ISS guidelines.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following table shows fees billed for audit and other services provided by Moss Adams LLP, the Company’s current independent registered public accounting firm, and Plante & Moran, PLLC, the Company’s former independent registered public accounting firm, for the fiscal years ended December 31, 2022 and 2021.

	Year Ended December 31,
	2022		2021
	Moss Adams LLP	Plante & Moran, PLLC	Moss Adams LLP	Plante & Moran, PLLC

Audit Fees	$202,580	$131,700	$—	$380,500
Audit-Related Fees	—	—	—	—
Tax Fees	—	—	—	—
All Other Fees	—	—	—	60,000
Total:	$202,580	$131,700	$—	$440,500
Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Plante & Moran, PLLC in connection with regulatory filings. The aggregate fees billed by Plante & Moran, PLLC for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Quarterly Reports on Form 10-Q for the respective periods and other required filings with the SEC, as well as attendance at audit committee meetings. The aggregate fees billed by Plante & Moran, PLLC for professional services rendered for the audit of our annual financial statements of the Company’s 401(k) plan totaled $20,000 for the year ended December 31, 2021.
Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Plante & Moran, PLLC for consultations concerning financial accounting and reporting standards during the year ended December 31, 2021 or 2022, nor did we pay Moss Adams LLP for consultations concerning financial account and reporting standards during the year ended December 31, 2022.
Tax Fees. We did not pay Plante & Moran, PLLC for tax planning and tax advice for the year ended December 31, 2021 or 2022 nor did we pay Moss Adams LLP for consultations concerning financial account and reporting standards during the year ended December 31, 2022.
All Other Fees. All other fees consist of fees billed for professional services rendered in association with our securities filings for the years ended December 31, 2022, and December 31, 2021.
 Pre-Approval Policy
 Our Audit Committee charter delegates sole authority to approve all audit engagement fees and terms to the Audit Committee. The Audit Committee, or a member of the Audit Committee, must pre-approve any non-audit service provided to the Company by the Company’s independent auditor or other registered public accounting firm. During the year ended December 31, 2022, the Audit Committee approved all of Plante & Moran, PLLC’s audit engagement fees and pre-approved all non-audit fees. The Audit Committee also approved the audit engagement fees and terms for Moss Adams, LLP, for the year ended December 31, 2022.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)Exhibits

Exhibit Number	Description

2.1
Purchase Agreement, dated as of January 13, 2020, by and among Mudrick Capital Acquisition Corporation, MUDS Acquisition Sub, Inc. and Hycroft Mining Corporation (incorporated by reference to Exhibit 2.1. to the registrant’s Current Report on Form 8-K, filed with the SEC on January 14, 2020).

2.2
Amendment to Purchase Agreement, dated as of February 26, 2020, by and among Mudrick Capital Acquisition Corporation, MUDS Acquisition Sub, Inc. and Hycroft Mining Corporation (incorporated by reference to Annex A-1 to the joint proxy statement/prospectus on Form S-4 (File No. 333-236460) of the registrant filed with the SEC on April 7, 2020).

3.1
Second Amended and Restated Certificate of Incorporation of Hycroft Mining Holding Corporation (Incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K, filed with the SEC on June 4, 2020).

3.2
Certificate of Amendment to Second Amended and Restated Certificate of Incorporation of Hycroft Mining Holding Corporation dated April 22, 2022 (incorporated by reference to Exhibit 3.2 to the registrant’s registration statement on Form S-8 (File No. 333-265434) filed with the SEC on June 6, 2022).

3.3
Amended and Restated Bylaws of Hycroft Mining Holding Corporation(f/k/a Mudrick Capital Acquisition Corporation) (incorporated by reference to Exhibit 3.2 to the registrant's Current Report on Form 8-K, filed with the SEC on June 4, 2020).

4.1
Warrant Agreement, dated as of October 22, 2015, by and between Hycroft Mining Corporation, Computershare Inc. and its wholly owned subsidiary, Computershare Trust Company N.A., a federally chartered trust company, collectively as warrant agent (incorporated by reference to Exhibit 10.11 to the joint proxy statement/prospectus on Form S-4/A (File No. 333-236460) of the registrant filed with the SEC on April 7, 2020).

4.2
Warrant Agreement, dated February 7, 2018, by and between and Mudrick Capital Acquisition Corporation and Continental Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K, filed with the SEC on February 13, 2018).

4.3
Warrant Agreement, dated May 28, 2020, by and between Hycroft Mining Holding Corporation (f/k/a/ Mudrick Capital Acquisition Corporation) and Continental Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.3 to the registrant's Current Report on Form 8-K, filed with the SEC on June 4, 2020).

4.4
Warrant Agreement dated October 6, 2020 between Hycroft Mining Holding Corporation and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 6, 2020.).

4.5
Warrant Agreement dated March 14, 2022 between Hycroft Mining Holding Corporation and American Multi-Cinema, Inc. (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K, filed with the SEC on March 15, 2022).

4.6
Warrant Agreement dated March 14, 2022 between Hycroft Mining Holding Corporation and 2176423 Ontario Limited (incorporated by reference to Exhibit 4.6 to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 31, 2022).

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

4.9	Description of Securities (incorporated by reference to Exhibit 4.9 to the registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2022).
4.10
Warrant Adjustment Certificate dated as of August 3, 2022 from Hycroft Mining Holding Corporation to Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.3 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2022).

10.1
Second Amended and Restated Credit Agreement, dated as of March 30, 2022, by and between Hycroft Mining Holding Corporation, as borrower, Autar Gold Corporation (f/k/a Muds Holdco Inc.), Hycroft Resources & Development, LLC and Allied VGH LLC, as guarantors, Sprott Private Lending II (Collector), LP, as lender, and Sprott Resource Lending Corp. as arranger (incorporated by reference to Exhibit 10.1 to the registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2022).

10.2
Amended and Restated Credit Agreement, dated as of May 29, 2020, by and between Hycroft Mining Holding Corporation, as borrower, MUDS Acquisition Sub, Inc., MUDS Holdco, Inc., Hycroft Resources & Development, LLC and Allied VGH LLC, as guarantors, Sprott Private Resource Lending II (Collector), LP, as lender, and Sprott Resource Lending Corp., as arranger (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed with the SEC on June 4, 2020).

10.3
Waiver, dated November 9, 2021, between Hycroft Mining Holding Corporation and Sprott Private Resource Lending II (Collector), LP. (incorporated by reference to Exhibit 10.1. to the registrant’s Current Report on Form 8-K, filed with the SEC on November 10, 2021)

10.4
Waiver and Amendment, dated January 6, 2022 between Hycroft Mining Holding Corporation and Sprott Private Resource Lending II (Collector), LP (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed with the SEC on January 10, 2022).

10.5
Waiver and Amendment, dated February 28, 2022 among Hycroft Mining Holding Corporation, Sprott Private Resource Lending II (Collector), LP and Sprott Private Resource Lending II (Co) Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed with the SEC on March 1, 2022).

10.6
Letter Agreement dated March 11, 2022 between Hycroft Mining Holding Corporation and Sprott Private Resource Lending II (Collector), LP (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed with the SEC on March 15, 2022).

10.7
Sprott Royalty Agreement, dated May 29, 2020, by and between the Registrant, Hycroft Resources & Development, LLC and Sprott Private Resource Lending II (Co) Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K, filed with the SEC on June 4, 2020).

10.8
Amended and Restated Registration Rights Agreement, dated May 29, 2020, by and between Mudrick Capital Acquisition Corporation, Mudrick Capital Acquisition Holdings LLC, Cantor Fitzgerald & Co. and the restricted stockholders (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K, filed with the SEC on June 4, 2020).

10.9	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K, filed with the SEC on June 4, 2020).
10.10
Subscription Agreement dated March 14, 2022 between Hycroft Mining Holding Corporation and American Multi-Cinema, Inc. (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K, filed with the SEC on March 15, 2022).

10.11
Subscription Agreement dated March 14, 2022 between Hycroft Mining Holding Corporation and 2176423 Ontario Limited (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K, filed with the SEC on March 15, 2022).

10.12
Exchange Agreement, dated as of January 13, 2020, by and among MUDS Acquisition Sub, Inc., Hycroft Mining Corporation and certain investment funds affiliated with or managed by Mudrick Capital Management, L.P., Whitebox Advisors LLC, Highbridge Capital Management, LLC, Aristeia Capital, LLC and Wolverine Asset Management, LLC, in each case, signatory thereto (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on January 14, 2020).

10.13
Note Exchange Agreement, dated as of January 13, 2020, by and among Hycroft Mining Corporation and certain investment funds affiliated with or managed by Mudrick Capital Management, L.P., Whitebox Advisors LLC, Highbridge Capital Management, LLC, Aristeia Capital, LLC or Wolverine Asset Management, LLC, in each case, signatory thereto (incorporated by reference to Exhibit 10.7 to the joint proxy statement/prospectus on Form S-4/A (File No. 333-236460) of the registrant, filed with the SEC on April 7, 2020).

10.14
Omnibus Amendment to Note Purchase Agreements and Note Exchange Agreement, dated May 28, 2020 by and between MUDS Acquisition Sub, Inc., Hycroft Mining Corporation and certain of its direct and indirect subsidiaries and certain investment funds affiliated with or managed by Mudrick Capital Management, L.P., Whitebox Advisors LLC, Highbridge Capital Management, LLC, Aristeia Capital, LLC and Wolverine Asset Management, LLC, in each case, signatory thereto (incorporated by reference to Exhibit 10.14 to the registrant’s Current Report on Form 8-K, filed with the SEC on June 4, 2020).

10.15
Amendment to the 10% Senior Secured Notes and Note Exchange Agreement dated as of March 14, 2022 among Hycroft Mining Holding Corporation, certain subsidiaries of Hycroft Mining Holding Corporation and holders of the Notes, including certain funds affiliated with, or managed by, Mudrick Capital Management, L.P, Whitebox Advisors, LLC, Highbridge Capital Management, LLC, Aristeia Highbridge Capital Management, LLC and Wolverine Asset Management, LLC and Wilmington Trust, National Association, in its capacity as collateral agent (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K, filed with the SEC on March 15, 2022).

10.16†	HYMC 2020 Performance and Incentive Pay Plan (incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K, filed with the SEC on June 4, 2020).
10.17†
Restricted Stock Unit Agreement (Time) dated as of February 20, 2019, by and between Hycroft Mining Corporation and Jeffrey Stieber (incorporated by reference to Exhibit 10.29 to the registrant’s registration statement on Form S-1 (File No. 333-239840), filed with the SEC on July 13, 2020).

10.18†
Amendment to the Restricted Stock Unit Agreement (Performance) dated as of May 29, 2020 by and between Hycroft Mining Corporation and Jeffrey Stieber (incorporated by reference to Exhibit 10.30 to the registrant’s registration statement on Form S-1 (File No. 333-239840), filed with the SEC on July 13, 2020).

10.19†
Amendment to the Restricted Stock Unit Agreement (Time) dated as of May 29, 2020 by and between Hycroft Mining Corporation and Jeffrey Stieber (incorporated by reference to Exhibit 10.31 to the registrant’s registration statement on Form S-1 (File No. 333-239840), filed with the SEC on July 13, 2020).

10.20†
Employment Agreement, dated March 25, 2019, by and between Hycroft Mining Corporation and Jeffrey Stieber (incorporated by reference to Exhibit 10.10 to the registrant’s registration statement on Form S-1, filed with the SEC on July 13, 2020).

10.21†
Transition and Succession Agreement, dated July 1, 2020, between Randy Buffington and Hycroft Mining Holding Corporation and Autar Gold Corporation (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed with the SEC on July 2, 2020).

10.22†
Restricted Stock Unit Agreement (Time-Vesting), dated July 1, 2020, between Randy Buffington and Hycroft Mining Holding Corporation (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K, filed with the SEC on July 2, 2020).

10.23†
Consulting Agreement, dated July 1, 2020, between Randy Buffington and Hycroft Mining Holding Corporation (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K, filed with the SEC on July 2, 2020).

10.24†
Waiver And Amendment To Transition And Succession Agreement And Consulting Agreement dated as of October 6, 2021 between Hycroft Mining Holding Corporation and Randy Buffington (incorporated by reference to Exhibit 10.1. to the registrant’s Current Report on Form 8-K, filed with the SEC on October 7, 2021)

10.25†
Employment Agreement, dated August 31, 2020, between Diane R. Garrett and Hycroft Mining Holding Corporation (incorporated by reference to Exhibit 10.1 to registrant’s Current Report on Form 8-K, filed with the SEC on August 31, 2020).

10.26†
Restricted Stock Unit Agreement (Time-Vesting), dated August 31, 2020, between Diane R. Garrett and Hycroft Mining Holding Corporation (incorporated by reference to Exhibit 10.2 to registrant’s Current Report on Form 8-K, filed with the SEC on August 31, 2020).

10.27†
Employment Agreement, dated October 20, 2020 between Stanton Rideout and Hycroft Mining Holding Corporation (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed with the SEC on October 21, 2020).

10.28†
Restricted Stock Unit Agreement (Time Vesting), dated October 20, 2020 between Stanton Rideout and Hycroft Mining Holding Corporation (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K, filed with the SEC on October 21, 2020).

10.29†
Employment Agreement dated January 11, 2021 between Hycroft Mining Holding Corporate and John William Henris (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on January 12, 2021).

10.30†	Form of Initial Restricted Stock Unit Agreement (Time-Vesting) (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on January 12, 2021).
10.31
First Amendment to Subscription Agreement dated as of April 8, 2022 between Hycroft Mining Holding Corporation and American Multi-Cinema, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on April 11, 2022).

10.32
First Amendment to Warrant Agreement dated as of April 8, 2022 between Hycroft Mining Holding Corporation and American Multi-Cinema, Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on April 11, 2022).

10.33
First Amendment to Warrant Agreement dated as of April 8, 2022 between Hycroft Mining Holding Corporation and 2176423 Ontario Limited (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on April 11, 2022).

10.34
Letter Agreement, dated May 3, 2022 between Hycroft Mining Holding Corporation and Sprott Private Resource Lending II (Collector), LP (incorporated by reference to Exhibit 10.9 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 4, 2022).

10.35
First Amendment to the HYMC 2020 Performance and Incentive Pay Plan (incorporated by reference to Exhibit 4.2 to the registrant’s registration statement on Form S-8 (File No. 333-265434) filed with the SEC on June 6, 2022).

10.36
Note Purchase and Sale Agreement dated November 28, 2022 between Hycroft Mining Holding Corporation and Highbridge Capital Management, LLC (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on December 2, 2022).

10.37
Letter Agreement, dated March 9, 2023, by and among the registrant and Sprott Private Resource Lending II (Collector), LP and Sprott Private Resource Lending II (Co) Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company on March 15, 2023).

21.1*	Subsidiaries of the registrant.
23.1*	Consent of independent registered public accounting firm - Moss Adams, LLP.
23.2*	Consent of independent registered public accounting firm - Plante Moran PLLC.
23.3*	Consent of third-party firm – Ausenco Engineering USA South Inc.
23.4*	Consent of third-party qualified person – Independent Mining Consultants, Inc.
23.5*	Consent of third-party qualified person – WestLand Engineering & Environment Services, Inc.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1*	Mine Safety Disclosures
96.1
Hycroft Property Initial Assessment Technical Report Summary Humboldt and Pershing Counties, Nevada, with an effective date of March 27, 2023 (incorporated by reference to Exhibit 96.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 28, 2023).

101.INS*	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Filed herewith. ** Furnished herewith. † Management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HYCROFT MINING HOLDING CORPORATION (Registrant)

Date: March 28, 2023	By:	/s/ Diane R. Garrett
Diane R. Garrett President and Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below constitutes and appoints Diane R. Garrett and Stanton Rideout, and each of them individually, his or her true and lawful attorney-in-fact, with full power of substitution and re-substitution for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments to the Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his substitute may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 28, 2023.

Name	Title

/s/ Diane R. Garrett	President, Chief Executive Officer, and Acting Chair of the Board of Directors (Principal Executive Officer)
Diane R. Garrett

/s/ Stanton Rideout	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Accounting Officer)
Stanton Rideout

/s/ Stephen Lang	Director
Stephen Lang

/s/ Sean Goodman	Director
Sean Goodman

/s/ David C. Naccarati	Director
David C. Naccarati

/s/ Michael J. Harrison	Director
Michael James Harrison

/s/ Thomas S. Weng	Director
Thomas S. Weng

/s/ Marni Wieshofer	Director
Marni Wieshofer