Form 10-Q
period 2023-03-31
HYCROFT MINING HOLDING CORP
filed 2023-05-01
CIK 1718405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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

As of April 28, 2023, there were 200,270,659 shares of the Company’s common stock and no shares of the Company’s preferred stock issued and outstanding.

HYCROFT MINING HOLDING CORPORATION
Quarterly Report on Form 10-Q

			Page
PART	ITEM
I	1	Financial Statements	3
	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
	3	Quantitative and Qualitative Disclosures about Market Risk	33
	4	Controls and Procedures	31

II	1	Legal Proceedings	29
	1A	Risk Factors	33
	2	Unregistered Sales of Equity Securities	33
	3	Defaults Upon Senior Secured Equity	33
	4	Mine Safety Disclosures	33
	5	Other Information	33
	6	Exhibits	34
		Signatures	35

ITEM I. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HYCROFT MINING HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022
	(unaudited)
Assets:
Cash and cash equivalents	$131,987	$141,984
Materials and supplies inventories, net – Note 3	2,746	2,808
Prepaids and deposits – Note 4	2,048	2,840
Income tax receivable	1,530	1,530
Interest receivable	512	459
Accounts receivable	—	2,771
Current assets	138,823	152,392
Property, plant and equipment, net – Note 5	54,381	54,832
Restricted cash – Note 6	34,308	33,982
Assets held for sale – Note 7	7,148	7,148
Prepaids – Note 4	600	600
Total assets	$235,260	$248,954
Liabilities:
Accounts payable and accrued expenses	$4,562	$5,644
Debt, net – Note 8	2,328	2,328
Contract liabilities - Note 7	1,050	1,050
Other liabilities – Note 9	1,254	3,011
Current liabilities	9,194	12,033
Debt, net – Notes 8 and 18	135,072	132,690
Deferred gain on sale of royalty	29,837	29,837
Asset retirement obligation – Note 10	10,488	10,302
Warrant liabilities – Notes 11 and 12	133	786
Total liabilities	$184,724	$185,648
Commitments and contingencies – Note 20
Stockholders’ equity:
Common stock, $0.0001 par value; 1,400,000,000 shares authorized; 200,270,659 issued and outstanding at March 31, 2023, and 200,270,659 issued and outstanding at December 31, 2022 – Note 12	$20	$20
Additional paid-in capital – Note 12	734,576	733,437
Accumulated deficit	(684,060)	(670,151)
Total stockholders’ equity	50,536	63,306
Total liabilities and stockholders’ equity	$235,260	$248,954
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

HYCROFT MINING HOLDING CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenues – Note 13	$—	$9,166
Cost of sales:
Production costs	—	9,583
Depreciation and amortization – Note 2	—	920
Mine site period costs – Note 2	—	6,469
Total cost of sales	—	16,972
Operating expenses:
Mine site period costs – Note 2	3,809	—
Projects, exploration, and development	3,481	1,038
General and administrative	3,339	3,072
Depreciation and amortization – Note 2	718	—
Accretion – Note 10	186	102
Loss from operations	(11,533)	(12,018)
Other (expense) income:
Interest expense – Note 8	(4,436)	(5,346)
Interest income	1,938	—
Fair value adjustment to warrants – Notes 11 and 18	122	(5,321)
Gain on sale of equipment and supplies inventories	—	625
Net loss	(13,909)	(22,060)

Loss per share:
Basic – Note 16	$(0.07)	$(0.27)
Diluted – Note 16	$(0.07)	$(0.27)
Weighted average shares outstanding:
Basic – Note 16	200,270,659	81,201,453
Diluted – Note 16	200,270,659	81,201,453

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

HYCROFT MINING HOLDING CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows used in operating activities:
Net loss	$(13,909)	$(22,060)
Adjustments to reconcile net loss for the period to net cash used in operating activities:
Non-cash portion of interest expense – Note 8	2,963	3,835
(Gain) loss on fair value adjustment for warrant liabilities – Note 11	(122)	5,321
Depreciation and amortization – Note 5	718	920
Stock-based compensation	608	401
Accretion – Note 10	186	102
Gain on sale of equipment	—	(625)
Changes in operating assets and liabilities:
Accounts receivable	2,771	—
Interest receivable	(53)	—
Production-related inventories	—	6,137
Materials and supplies inventories, net	62	166
Prepaids and deposits	792	1,161
Accounts payable and accrued expenses	(1,082)	(2,848)
Other liabilities	(1,752)	574
Net cash used in operating activities	(8,818)	(6,916)
Cash flows (used in) provided by investing activities:
Additions to property, plant and equipment	(271)	(351)
Proceeds from sale of equipment	—	711
Proceeds from assets held for sale	—	1,250
Net cash (used in) provided by investing activities	(271)	1,610
Cash flows (used in) provided by financing activities:
Principal payments on debt	(550)	(24,406)
Principal payments on notes payable	(32)	(31)
Proceeds from issuance of common stock and warrants, net of issuance costs - Note 12	—	190,179
Net cash (used in) provided by financing activities	(582)	165,742
Net (decrease) increase in cash, cash equivalents, and restricted cash	(9,671)	160,436
Cash, cash equivalents, and restricted cash, beginning of period	175,966	46,635
Cash, cash equivalents, and restricted cash, end of period	$166,295	$207,071
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$131,987	$172,778
Restricted cash	34,308	34,293
Total cash, cash equivalents, and restricted cash	$166,295	$207,071
See Note 19 – Supplemental Cash Flow Information for additional details.
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

HYCROFT MINING HOLDING CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount
Balance at January 1, 2022(1)	60,433,455	$6	$540,823	$(609,323)	$(68,494)
Issuance of common stock and warrants – Note 12	136,370,064	14	189,398	—	189,412
Stock-based compensation costs	—	—	391	—	391
Vesting of restricted stock units	—	—	37	—	37
Net loss	—	—	—	(22,060)	(22,060)
Balance at March 31, 2022	196,803,519	$20	$730,649	$(631,383)	$99,286

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2023(1)	200,270,659	$20	$733,437	$(670,151)	$63,306
Stock-based compensation costs	—	—	608	—	608
5-Year Private Warrants transferred to 5-Year Public Warrants	—	—	531	—	531
Net loss	—	—	—	(13,909)	(13,909)
Balance at March 31, 2023	200,270,659	$20	$734,576	$(684,060)	$50,536
(1)The opening balance of Shares of Common Stock outstanding for both periods presented reflects an increase of 60 shares of common stock for an adjustment made to the Company’s share ledger by its recordkeeper related to a transaction that occurred in May 2020.
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
1. Company Overview
Hycroft Mining Holding Corporation (formerly known as Mudrick Capital Acquisition Corporation (“MUDS”)) and its subsidiaries (collectively, “Hycroft”, the “Company”, “we”, “us”, “our”, “it”, or “HYMC”) is a U.S.-based gold and silver company that is focused on exploring and developing the Hycroft Mine in a safe, environmentally responsible, and cost-effective manner. The Hycroft Mine is located in the State of Nevada and the Company’s corporate office is located in Winnemucca, Nevada.
The Company restarted pre-commercial scale open pit mining operations at the Hycroft Mine during the second quarter of 2019 and began producing and selling gold and silver during the third quarter of 2019. The Company operated the Hycroft Mine until November 2021 when it discontinued active mining operations as a result of the then current and expected ongoing cost pressures for many of the reagents and consumables used at the Hycroft Mine and to further determine the most effective processing method for the sulfide ore. In March 2023, the Company, along with its third-party consultants, completed and filed the Hycroft Property Initial Assessment Technical Report Summary Humboldt and Pershing Counties, Nevada (“2023 Hycroft TRS”) that included a mineral resource estimate utilizing a pressure oxidation (“POX”) process for sulfide mineralization and heap leaching process for oxide and transition mineralization. The Company will continue to build on the work and investigate opportunities identified through progressing the technical and data analyses leading up to the 2023 Hycroft TRS and will provide an updated technical report at an appropriate time.
In March 2022, the Company completed an equity private placement and an at-the-market public offering program (“ATM Program”) that raised gross proceeds of $194.4 million before issuance costs. The Company has used and will continue to use a portion of the proceeds from these equity offerings to conduct additional exploration with a focus on higher-grade opportunities identified during 2021 exploration drilling and a systematic approach to develop a better understanding of the Hycroft Mine deposit, including potential feeder systems.
2. Summary of Significant Accounting Policies
Basis of presentation
These Unaudited Condensed Consolidated Financial Statements (“Financial Statements”) of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, these Financial Statements do not include all information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. These Financial Statements should be read in conjunction with the Company’s Audited Consolidated Financial Statements and the notes thereto as of and for the year ended December 31, 2022. The Company continues to follow the accounting policies set forth in those Audited Consolidated Financial Statements, with updates discussed below. In the opinion of management, the accompanying Financial Statements include all adjustments that are necessary for a fair presentation of the Company’s interim financial position, operating results, and cash flows for the periods presented.
During the year ended December 31, 2022, the Company completed processing of gold and silver ore previously placed on leach pads prior to ceasing mining operations in November 2021. As a result, the Company did not generate Revenues or incur Cost of sales during the three months ended March 31, 2023. Accordingly, effective January 1, 2023, the Company began reporting amounts for Mine site period costs and Depreciation and amortization as Operating expenses as this presentation aligns with the manner in which the business is currently viewed and managed while the Company conducts activities for developing the Hycroft Mine and recommencing mining operations.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
Use of estimates
The preparation of the Company’s Financial Statements requires management to make estimates and assumptions that affect amounts reported in these Financial Statements and accompanying notes. The more significant areas requiring the use of management estimates and assumptions relate to: the useful lives of long-lived assets; estimates of mineral resources; estimates of life-of-mine production timing, volumes, costs and prices; future mining and current and future processing plans; environmental reclamation and closure costs and timing; deferred taxes and related valuation allowances; estimates of the fair value of liability classified warrants; and estimates of fair value for long-lived assets, assets held for sale, and financial instruments. The Company bases its estimates on historical experience and other assumptions, including drilling and assay data, that are believed to be reasonable at the time the estimate is made. Actual results may differ from amounts estimated in these Financial Statements, and such differences could be material. Accordingly, amounts presented in these Financial Statements may not be indicative of results that may be expected for future periods.
Recently adopted accounting pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 changes the way entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. For emerging growth companies, the new guidance is effective for annual periods beginning after January 1, 2023. The Company adopted ASU 2016-13 as of January 1, 2023, with no impact on its Financial Statements or the related disclosures as all outstanding Accounts receivable have been collected.
In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses; Topic 815, Derivatives and Hedging; and Topic 825, Financial Instruments (“ASU 2019-04”). ASU 2019-04 clarifies certain aspects of accounting for credit losses, hedging activities, and financial instruments. For emerging growth companies, the new guidance is effective for annual periods beginning after January 1, 2023. The Company adopted ASU 2019-04 as of January 1, 2023, with no impact on its Financial Statements or the related disclosures as all outstanding Accounts receivable have been collected and as such, there is no need to assess allowance for doubtful accounts.
New accounting pronouncements not yet adopted
In March of 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities to Contractual Sale Restrictions (“ASU 2022-03”). For emerging growth companies, the new guidance is effective for annual periods beginning after December 15, 2023. As the Company qualifies as an emerging growth company, the Company plans to take advantage of the deferred effective date afforded to emerging growth companies. The Company is currently evaluating the impact that adopting this update will have on its consolidated financial statements and related disclosures.
3. Materials and Supplies Inventories, Net
As of March 31, 2023 and December 31, 2022, Materials and supplies inventories, net were $2.7 million and $2.8 million, respectively. The Company maintains inventory reserves to account for potential losses due to inventory obsolescence, damage, or other factors that could affect the value of our inventory. As of March 31, 2023, the Company’s inventory reserves were sufficient, and no further write-down was deemed necessary. The Company will continue to monitor its inventory for turnover and obsolescence and may determine that additional inventory write-downs are required in future periods.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
4. Prepaids and Deposits
The following table provides the components of current and non-current Prepaids and deposits (in thousands):

	March 31, 2023	December 31, 2022
Current prepaids and deposits:
Prepaids:
Insurance	$703	$1,221
Mining claims fees and permit fees	418	940
Prepaid taxes	232	—
License fees	299	287
Other	203	154
Deposits	193	238
Total current prepaids and deposits	$2,048	$2,840

Non-current prepaids:
Royalty – advance payment on Crofoot Royalty	$600	$600

5. Property, Plant and Equipment, Net
The following table provides the components of Property, plant and equipment, net (in thousands):

	Depreciation Life or Method	March 31, 2023	December 31, 2022
Production leach pads	Units-of-production	$11,190	$11,190
Test leach pads	18 months	6,241	6,241
Process equipment	5 - 15 years	17,302	17,302
Buildings and leasehold improvements	10 years	9,342	9,280
Mine equipment	5 - 7 years	4,975	4,872
Vehicles	3 - 5 years	1,578	1,578
Furniture and office equipment	7 years	370	370
Mineral properties(1)	Units-of-production	50	—
Construction in progress and other		35,780	35,721
		$86,828	$86,554
Less, accumulated depreciation and amortization		(32,447)	(31,722)
Total		$54,381	$54,832
(1)During the three months ended March 31, 2023, the Company purchased a 50% undivided interest in patented mining claims located in Pershing County, Nevada for cash consideration of $0.05 million.
During the three months ended March 31, 2023, there were no events or changes in circumstances that would have required the Company to evaluate the current carrying value of its Property, plant and equipment, net for recoverability. Depreciation expense related to Property, plant and equipment, net was $0.7 million and $0.9 million for the three months ended March 31, 2023 and 2022, respectively.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
6. Restricted Cash
The following table provides the components of Restricted cash (in thousands):

	March 31, 2023	December 31, 2022
Reclamation and other surety bond cash collateral	$34,308	$33,982
As of March 31, 2023 and December 31, 2022, the Company’s surface management surety bonds totaled $58.7 million, of which $58.3 million secured the financial assurance requirements for the Hycroft Mine. The remaining portion related to the securitization of the financial assurance requirements for the adjacent water supply well field and an exploration project.
During the three months ended March 31, 2023 and 2022, the Company earned $0.3 million and Nil, respectively, of Interest income on a portion of its cash collateral. Interest received on cash collateral balances is restricted as to its use and is included as an increase to Restricted cash with a corresponding recognition of Interest income when earned.
7. Assets Held For Sale
As of March 31, 2023 and December 31, 2022, the Company’s Assets held for sale was comprised of equipment not-in-use of $7.1 million.
In August 2022, the Company entered into an Equipment Purchase Agreement to sell one ball mill and one semi-autogenous mill (“SAG mill”) for consideration of $12.0 million. The Company amended the Equipment Purchase Agreement in December 2022 and January 2023 to include a sub-station transformer for an additional amount of $1.6 million for a total amended Equipment Purchase Agreement amount of $13.6 million of which the Company has received payments totaling $1.1 million. Under the terms of the Equipment Purchase Agreement, as amended, the final payment for the ball mill and SAG mill was due December 31, 2022 and the buyer extended the final payment of $12.5 million up to June 30, 2023 at an interest rate of 5% per annum on the outstanding balance for the ball mill and SAG mill from January 1, 2023 through March 31, 2023 and 7.5% per annum on any outstanding balance from April 1, 2023 until June 30, 2023. During the three months ended March 31, 2023, the Company received $0.1 million of interest which is included in Interest income. In addition, the Company is being reimbursed by the buyer for certain holding costs related to the ball and SAG mills. These costs are recorded as an offset to Mine site period costs..
As of March 31, 2023, the Company held title to and risk of loss of the ball mill, SAG mill and sub-station transformer and, as such, payments received to-date of $1.1 million toward the purchase of these assets have been included in Contract liabilities.
8. Debt, Net
Second Amendment to Sprott Credit Agreement
On March 11, 2022, the Company entered into an agreement (the “March 2022 Sprott Agreement”) with Sprott Private Resource Lending II (Collector), L.P. (the “Lender”), as arranger, with respect to the Amended and Restated Credit Agreement, dated as of May 29, 2020 (as amended, restated, supplemented or otherwise modified from time to time, the “Sprott Credit Agreement”) among the Company, the Lender, certain subsidiaries of the Company, as guarantors and the other parties thereto. On March 30, 2022, the Company, the guarantors and the Lender entered into the Second Amended and Restated Credit Agreement (“Second A&R Agreement”), that: (i) extended the maturity date for the principal obligation under the Sprott Credit Facility by two years, to May 31, 2027; (ii) provided for the Company to prepay principal under the facility in the amount of $10.0 million promptly upon the Company’s receipt of cash proceeds from the Private Placement Offering with American Multi-Cinema, Inc., a significant stockholder of the Company (“AMC”) and 2176423 Ontario Limited, a significant stockholder of the Company and an entity affiliated with Eric Sprott (the “Initial Equity Proceeds Prepayment”) (see Note 12 – Stockholders’ Equity for additional details); (iii) provided for the Company to prepay principal under the Sprott Credit Agreement in the amount of $13.9 million (representing 10% of the subsequent issuance of its equity interests consummated on or prior to March 31, 2022) (the “Subsequent Equity Proceeds Prepayments”); and (iv) eliminated the prepayment premiums otherwise payable with respect to the Initial Equity Proceeds Prepayment, the Subsequent Equity Proceeds Prepayments and all future prepayments of principal under the Sprott Credit Facility. In addition, the Company’s obligations: (i) to prepay principal with proceeds of asset sales will be credited/offset by the aggregate amount of Initial Equity Proceeds Prepayment and the

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
Subsequent Equity Proceeds Prepayments ($23.9 million); and (ii) to maintain a minimum amount of Unrestricted Cash (as defined in the Second A&R Agreement) was increased to $15.0 million. The Company: (i) paid the previously deferred additional interest of $0.5 million; (ii) made the Initial Equity Proceeds Prepayment of $10.0 million and paid in-kind a $3.3 million fee in connection with the modification and capitalized it to principal on March 16, 2022; and (iii) made the Subsequent Equity Proceeds Prepayment of $13.9 million on March 30, 2022. The terms of the Additional Interest remained unchanged from the Sprott Credit Agreement. The Company accounted for the Second A&R Agreement as a debt modification as the Second A&R Agreement did not result in debt that was substantially different.
Amendment to the 10% Senior Secured Notes and Note Exchange Agreement
On March 14, 2022, the Company entered into an amendment to the 10% Senior Secured Notes and Note Exchange Agreement (the “Note Amendment”), with: (i) certain direct and indirect subsidiaries of the Company as guarantors; (ii) holders of the 10% Senior Secured Notes (the “Subordinated Notes”), including certain funds affiliated with, or managed by, Mudrick Capital Management, L.P (“Mudrick”), Whitebox Advisors, LLC (“Whitebox”), Highbridge Capital Management, LLC (“Highbridge”), and Aristeia Capital, LLC (collectively, the “Amending Holders”); and (iii) Wilmington Trust, National Association, in its capacity as collateral agent. The Note Amendment amends the Note Exchange Agreement dated as of January 13, 2020 (the “Note Exchange Agreement”) and the Subordinated Notes issued thereunder in order to extend the maturity date of the Subordinated Notes from December 1, 2025 to December 1, 2027. The Note Amendment also removed the requirements that a holder receive the consent of the Company and the other holders in order to transfer any Subordinated Note. The Amending Holders constituted all of the holders of the Subordinated Notes. The Note Amendment became effective upon the closing of a private placement upon receipt of $55.9 million gross cash proceeds (before deduction of fees and expenses).
Debt covenants
The Company’s debt agreements contain representations and warranties, events of default, restrictions and limitations, reporting requirements, and covenants that are customary for agreements of these types.
As of March 31, 2023, the Company was in compliance with all financial covenants under its debt agreements.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
Debt balances
The following table summarizes the components of Debt, net (in thousands):

	March 31, 2023	December 31, 2022
Debt, net, current:
Sprott Credit Agreement	$2,200	$2,200
Notes payable	128	128
Total	$2,328	$2,328

Debt, net, non-current:
Sprott Credit Agreement, net of original issue discount of $9.9 million	$42,503	$42,503
Subordinated Notes	94,380	92,080
Notes payable	172	205
Less, debt issuance costs	(1,983)	(2,098)
Total	$135,072	$132,690
The following table summarizes the Company’s contractual payments of Debt, net, including current maturities, for the five years subsequent to March 31, 2023 (in thousands):

April 1, 2023 through December 31, 2023	$1,745
2024	2,329
2025	1,154
2026	22
2027	144,070
Total	149,320
Less, original issue discount, net of accumulated amortization of $10.2 million	(9,937)
Less, debt issuance costs, net of accumulated amortization of $3.0 million	(1,983)
Total debt, net	$137,400
Interest expense
The following table summarizes the components of recorded Interest expense (in thousands):

	Three Months Ended March 31,
	2023	2022
Sprott Credit Agreement	$1,471	$1,493
Subordinated Notes	2,299	2,340
Amortization of original issue discount	549	1,158
Amortization of debt issuance costs	115	337
Other interest expense	2	18
Total	$4,436	$5,346

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
9. Other Liabilities
The following table summarizes the components of Other liabilities (in thousands):

	March 31, 2023	December 31, 2022
Other liabilities:
Accrued compensation	$1,210	$2,868
Excise tax liability	—	96
Accrued directors fees	38	36
Operating lease liability	6	11
Total	$1,254	$3,011
10. Asset Retirement Obligation
The following table summarizes changes in the Company’s Asset retirement obligation (“ARO”) (in thousands):

	March 31, 2023	December 31, 2022
Balance, beginning of period	$10,302	$5,193
Accretion	186	408
Change in estimates	—	4,701
Balance, end of period	$10,488	$10,302
During the three months ended March 31, 2023, the Company did not incur additional reclamation obligations associated with additional disturbances, other regulatory requirements, or changes in estimates. The Company estimates that no significant reclamation expenditures associated with the ARO will be made until 2026 and that reclamation work will be completed by the end of 2065. During the three months ended March 31, 2023, there were no events or changes to the Company’s regulatory environment or new or additional disturbances that would require a change to the Company’s ARO due to changes in estimates. As a result, the Company did not record any adjustments to the ARO.
11. Warrant Liabilities
The following tables summarize the Company’s outstanding warrants (in thousands, except warrant amounts):

	Balance at		Fair Value		Transfers to		Balance at
	December 31, 2022		Adjustments(1)		5-Year Public Warrants		March 31, 2023
	Warrants	Amount	Warrants	Amount	Warrants	Amount	Warrants	Amount
5-Year Private Warrants	9,126,515	$786	—	$(122)	(6,176,794)	$(531)	2,949,721	$133

	Balance at		Fair Value		Balance at
	December 31, 2021		Adjustments(1)		March 31, 2022
	Warrants	Amount	Warrants	Amount	Warrants	Amount
5-Year Private Warrants	9,478,830	$664	—	$5,308	9,478,830	$5,972
Seller Warrants	12,721,901	5	—	13	12,721,901	18
Total	22,200,731	$669	—	$5,321	22,200,731	$5,990
(1)Liability classified warrants are subject to fair value remeasurement at each balance sheet date in accordance with FASB Accounting Standard Codification (“ASC”) Topic 814-40, Contracts on Entity’s Own Equity. As a result, fair value adjustments related exclusively to the Company’s liability classified warrants. See Note 18 – Fair Value Measurements for further detail on the fair value of the Company’s liability classified warrants.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
The following table summarizes additional information on the Company’s outstanding warrants as of March 31, 2023:

	Exercise Price	Exercise Period	Expiration Date	Warrants Outstanding(1)
5-Year Private Warrants	$11.50	5 years	May 29, 2025	2,949,721
(1)On October 22, 2022, the Seller Warrants expired pursuant to their terms and as of such time were no longer exercisable or outstanding. The remaining warrants outstanding totaled 9,403,629 at the time of expiration.
5-Year Private Warrants
The 5-Year Private Warrants cannot be redeemed and can be exercised on a cashless basis if the 5-Year Private Warrants are held by the initial purchasers or their permitted transferees. If the 5-Year Private Warrants are transferred to someone other than the initial purchasers or their permitted transferees, such warrants become redeemable by the Company under substantially the same terms as the 5-Year Public Warrants. Since the original issue of private warrants, transfers from 5-Year Private Warrants totaled 7,290,279, including 6,176,794 during the three months ended March 31, 2023, and therefore became classified as 5-Year Public Warrants.
12. Stockholders’ Equity
Amendment to the Company’s Second Amended and Restated Certificate of Incorporation
On March 11, 2022, the Board approved an amendment to the Company’s Second Amended and Restated Certificate of Incorporation increasing the number of authorized shares of the Company’s common stock by 1,000,000,000 to a total of 1,400,000,000 (the “Certificate of Incorporation Amendment”) and directed that the Certificate of Incorporation Amendment be submitted for consideration by the Company’s stockholders. On March 15, 2022, AMC, 2176423 Ontario Limited, and entities affiliated with Mudrick, who together constituted the holders of a majority of the issued and outstanding common stock, approved the Certificate of Incorporation Amendment by written consent. The Certificate of Incorporation Amendment became effective upon filing of the Certificate of Incorporation Amendment with the Delaware Secretary of State on April 22, 2022, 20 days after the Company commenced distribution of an Information Statement on Schedule 14C to the stockholders of the Company.
Common Stock
Private placement offering
On March 14, 2022, the Company entered into subscription agreements with AMC and 2176423 Ontario Limited pursuant to which the Company agreed to sell the entities an aggregate of 46,816,480 units at a purchase price per unit of $1.193 with each unit consisting of one share of the Company’s common stock and one warrant to purchase a share of Common Stock and the shares issuable upon exercise of the Warrants (the “Warrant Shares”), providing for a total purchase price of approximately $55.9 million (the “Private Placement Offering”). The Warrants have an exercise price of $1.068 per Warrant Share and will expire five years after issuance. On March 15, 2022, the Private Placement Offering closed and the Company received gross proceeds of $55.9 million before deducting expenses incurred in connection with therewith. Net proceeds were $53.6 million, after deducting legal and other fees of $2.3 million (including a non-cash $1.8 million financial advisor fee related to the Private Placement Offering).
At-the-market offering
On March 15, 2022, the Company implemented an ATM Program by entering into an At Market Issuance Sales Agreement (“Sales Agreement”) with B. Riley Securities, Inc. (the “Agent”). Under the terms of the Sales Agreement, the Company may from time to time through the Agent, acting as sales agent or principal, offer and sell shares of its Class A common stock, par value $0.0001 per share, having a gross sales price of up to $500.0 million. Shares of common stock sold under the Sales Agreement were issued pursuant to the Company’s shelf registration statement on Form S-3 (No. 333-257567) that the SEC declared effective on July 13, 2021, including the prospectus, dated July 13, 2021, and the prospectus supplement, dated March 15, 2022. The Company received total gross proceeds, before deducting fees and expenses of the ATM Program, of $138.6 million from the sale of 89,553,584 shares of the Company’s common stock, and approximately $361.4 million of shares of common stock remain available for future issuance under the Sales Agreement. Net proceeds, after deducting commissions and fees of $5.0 million were $133.5 million.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
Equity Classified Warrants
The following tables summarize the Company’s outstanding equity classified warrants included in Additional paid-in capital on the Condensed Consolidated Balance Sheets (in thousands, except warrant amounts):

	Balance at		Transfers from 5-Year Private Warrants(1)		Balance at
	December 31, 2022				March 31, 2023
	Warrants	Amount	Warrants	Amount	Warrants	Amount
5-Year Public Warrants	25,163,383	$28,954	6,176,794	$531	31,340,177	$29,485
Public Offering Warrants	9,583,334	12,938	—	—	9,583,334	12,938
Private Placement Offering Warrants	46,816,480	25,604	—	—	46,816,480	25,604
Total	81,563,197	$67,496	6,176,794	$531	87,739,991	$68,027
(1)See Note 11 – Warrant Liabilities for additional details regarding transfers from 5-Year Private Warrants.

	Balance at December 31, 2021		Warrant Issuances		Balance at March 31, 2022
	Warrants	Amount	Warrants	Amount	Warrants	Amount
5-Year Public Warrants	24,811,068	$28,912	—	$—	24,811,068	$28,912
Public Offering Warrants	9,583,334	12,938	—	—	9,583,334	12,938
Private Placement Offering Warrants	—	—	46,816,480	25,604	46,816,480	25,604
Total	34,394,402	$41,850	46,816,480	$25,604	81,210,882	$67,454
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

March 15, 2022
Expected term (years)	5
Risk-free interest rate	2.1%
Expected volatility	118.4%
Expected dividend yield	—
The following table summarizes additional information on the Company’s outstanding warrants as of March 31, 2023:

	Exercise price	Exercise period	Expiration date	Warrants outstanding
5-Year Public Warrants	$11.50	5 years	May 29, 2025	31,340,177
Public Offering Warrants	$10.50	5 years	October 6, 2025	9,583,334
Private Placement Offering Warrants	$1.068	5 years	March 15, 2027	46,816,480

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
13. Revenues
The table below is a summary of the Company’s gold and silver sales (in thousands, except ounces sold amounts):

	Three Months Ended March 31,
	2023		2022
	Amount	Ounces Sold	Amount	Ounces Sold
Gold sales	$—	—	$8,906	4,773
Silver sales	—	—	260	10,934
Total	$—		$9,166
For the three months ended March 31, 2022, 100.0% of revenue was attributable to sales to one customer.
14. Stock-Based Compensation
Performance and Incentive Pay Plan (“PIPP”)
On June 2, 2022, the Company’s stockholders approved an amendment to the PIPP that increased the number of authorized shares of common stock available for issuance by 12.0 million shares of common stock. As a result, 14,508,002 shares are authorized for issuance under the PIPP. As of March 31, 2023, all awards granted under the PIPP were in the form of restricted stock units to employees, directors, or consultants of the Company. As of March 31, 2023, there were 9,515,090 shares available for issuance under the PIPP.
For restricted stock units granted prior to August 2020, a price per share was not determined upon the grant date. The number of shares of common stock of the Company to be issued upon vesting was calculated on the vesting date, that was either the second or third anniversary of the date of the grant, or the annual date the compensation committee determined the achievement of the corporate performance targets. Such unvested restricted stock unit awards were included in Other liabilities until each vesting date when the amount was transferred to Additional paid-in capital. As of March 31, 2023, there were no remaining restricted stock unit grants outstanding required to be accounted for as Other liabilities. Prior to each vesting date, the Company estimated the number of shares of common stock to be issued upon vesting using the closing share price of its common stock on the last day of each reporting period as quoted on the Nasdaq Capital Market.
The following table summarizes the Company’s unvested share awards outstanding under the PIPP:

	Three Months Ended March 31,
	2023	2022
Unvested at beginning of year(1)	3,547,153	2,210,911
Impact of fluctuations in share price(2)	—	(770,806)
Canceled/forfeited	(62,823)	(61,550)
Vested(3)	(91,654)	(226,283)
Unvested end of period(1)	3,392,676	1,152,272
(1)As of March 31, 2022 unvested at the beginning of year and unvested end of period includes liability-based awards for which the number of units awarded was not determined until the vesting date. The number of liability-based award units included in this amount are estimated using the market value of the Company’s common shares as of the end of each reporting period.
(2)As of March 31, 2022 the impact of fluctuations in share price represents the difference between liability-based awards estimated as of March 31, 2022 and December 31, 2021.
(3)As of March 31, 2023, 122,806 restricted stock units vested (including 31,152 restricted stock units with a vesting date of December 31, 2022 and 91,654 restricted stock units with a vesting date of March 15, 2023) and the corresponding issuance of shares of common stock was deferred as the Company was under a trading blackout as of the date of vesting. The shares of common stock will be issued upon expiration of the trading blackout.
15. Income Taxes
The Company’s anticipated annual tax rate is impacted primarily by the amount of taxable income associated with each jurisdiction in which its income is subject to income tax and permanent differences between the financial statement carrying

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
amounts and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.
The Company incurred no net income tax expense or benefit for the three months ended March 31, 2023 and 2022. The effective tax rate for both the three months ended March 31, 2023 and 2022 was Nil. The effective tax rate differed from the statutory rate during each period primarily due to changes in the valuation allowance established to offset net deferred tax assets.
16. Loss Per Share
The table below summarizes the Company’s basic and diluted loss per share calculations (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2023	2022
Net loss	$(13,909)	$(22,060)

Weighted average shares outstanding
Basic	200,270,659	81,201,453
Diluted	200,270,659	81,201,453

Basic loss per common share	$(0.07)	$(0.27)
Diluted loss per common share	$(0.07)	$(0.27)
Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period.
Due to the Company’s net loss during the three months ended March 31, 2023 and 2022, respectively, there was no dilutive effect of common stock equivalents because the effects of such would have been anti-dilutive. The following table summarizes the shares excluded from the weighted average number of shares of common stock outstanding, as the impact would be anti-dilutive (in thousands):

	Three Months Ended March 31,
	2023	2022
Warrants(1)	90,690	94,259
Restricted stock units	3,393	1,152
Total	94,083	95,411
(1)As of March 31, 2023, Seller Warrants are no longer included in Warrants as they expired on October 22, 2022, pursuant to their terms and as of such time were no longer exercisable or outstanding. As of March 31, 2022, Warrants included 3.6 million shares of common stock issuable upon exercise of the 12.7 million outstanding Seller Warrants.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
17. Segment Information
The Company’s reportable segments are comprised of operating units that have revenues, earnings or losses, or assets exceeding 10% of the respective consolidated totals, and are consistent with the Company’s management reporting structure. Each segment is reviewed by the executive decision-making group to make decisions about allocating the Company’s resources and to assess their performance. The tables below summarize the Company’s segment information (in thousands):

	Three months ended March 31,
	Hycroft Mine	Corporate and Other	Total
2023
Operating costs	$8,194	$3,339	$11,533
Loss from operations	(8,194)	(3,339)	(11,533)
Interest expense – Note 8	—	(4,436)	(4,436)
Interest income	464	1,474	1,938
Fair value adjustment to warrants – Notes 10 and 18	—	122	122
Net loss	$(7,730)	$(6,179)	$(13,909)

2022
Revenues – Note 13	$9,166	$—	$9,166
Cost of sales	16,972	—	16,972
Other operating costs	1,140	3,072	4,212
Loss from operations	(8,946)	(3,072)	(12,018)
Interest expense – Note 8	(4)	(5,342)	(5,346)
Fair value adjustment to warrants – Notes 10 and 18	—	(5,321)	(5,321)
Gain on sale of equipment	625	—	625
Net loss	$(8,325)	$(13,735)	$(22,060)

	March 31, 2023			December 31, 2022
	Hycroft Mine	Corporate and Other	Total	Hycroft Mine	Corporate and Other	Total
Total Assets	$92,466	$142,794	$235,260	$102,057	$146,897	$248,954
18. Fair Value Measurements
Recurring fair value measurements
The following table sets forth by level within the fair value hierarchy, the Company’s liabilities measured at fair value on a recurring basis (in thousands).

	Hierarchy Level	March 31, 2023	December 31, 2022
5-Year Private Warrants	2	133	786
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

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
a Monte-Carlo model of the 5-Year Public Warrants that factors in the restrictive redemption and cashless exercise features of the 5-Year Private Warrants. The Company updates the fair value calculation on at least a quarterly basis, or more frequently if changes in circumstances and assumptions indicate a change from the existing carrying value.
Items disclosed at fair value
Debt, net
The Sprott Credit Agreement and the Subordinated Notes are privately held and, as such, there is no public market or trading information available for such debt instruments. As of March 31, 2023 and December 31, 2022, the fair value of the Company’s debt instruments was $132.9 million and $130.7 million, respectively, compared to the carrying value of $137.4 million and $135.0 million as of March 31, 2023 and December 31, 2022, respectively. The fair value of the principal of the Company’s debt instruments, including capitalized interest, was estimated using a market approach in which pricing information for publicly traded, non-convertible debt instruments with speculative ratings were analyzed to derive a mean trading multiple to apply to the March 31, 2023 balances.
19. Supplemental Cash Flow Information
The following table provides supplemental cash flow information (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash interest paid	$1,473	$1,495

Significant non-cash financing and investing activities:
Increase in debt from in-kind interest	2,299	2,340
Debt issuance costs paid in-kind	—	3,300
Liability based restricted stock units transferred to equity – Note 14	—	37
Accrual of equity issuance costs in Accounts payable and accrued expenses	—	766
20. Commitments and Contingencies
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
The Company expenses legal fees and other costs associated with legal proceedings as incurred. The Company assessed, in conjunction with its legal counsel, the need to record a liability related to the Complaint and determined that a loss was not probable nor reasonably estimable. Litigation accruals are recorded when, and if, it is determined that a loss related matter is both probable and reasonably estimable. Material loss contingencies that are reasonably possible of occurrence, if any, are subject to disclosure. No losses have been recorded during the three months ended March 31, 2023, or 2022 with respect to litigation or loss contingencies.
Insurance
The Company has deductible-based insurance policies for certain losses related to general liability, workers’ compensation, and automobile coverage. The Company records accruals for contingencies related to its insurance policies when it is probable

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
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
Financial commitments and contingencies not recorded in the Financial Statements
As of March 31, 2023 and December 31, 2022, the Company’s off-balance sheet arrangements consisted of a net smelter royalty arrangement and a net profit royalty arrangement.
Crofoot Royalty
A portion of the Hycroft Mine is subject to a 4% net profit royalty be paid to the previous owner of certain patented and unpatented mining claims (“Crofoot Royalty”). The mining lease also requires an annual advance payment of $120,000 every year mining occurs on the leased claims. All advance annual payments are credited against the future payments due under the 4% net profit royalty. An additional payment of $120,000 is required for each year total tons mined on the leased claims exceeds 5.0 million tons. As the Company ceased mining operations in November 2021, the Company was not required to pay the annual advance payment of $120,000 in 2022 or 2023. The total payments due under the mining lease are capped at $7.6 million, of which the Company has paid or accrued $3.1 million and included $0.6 million in Prepaids in the Unaudited Condensed Consolidated Balance Sheets as of March 31, 2023.
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
At both March 31, 2023 and December 31, 2022, the estimated net present value of the Company’s net smelter royalty was $146.7 million. The net present value of the Company’s net smelter royalty was modeled using the following level 3 inputs: (i) market consensus inputs for future gold and silver prices; (ii) a precious metals industry consensus discount rate of 5.0%; and (iii) estimates of the Hycroft Mine’s life-of-mine gold and silver production volumes and timing.
21. Related Party Transaction
As of March 31, 2023, each of Ausenco Engineering South USA, Inc. (“Ausenco”) and AMC was considered a related party. The Company’s President and Chief Executive Officer is currently a non-executive director for Ausenco’s parent company Board of Directors. Additionally, an AMC representative serves on the Company’s Board of Directors. During the three months ended March 31, 2023, the Company paid an aggregate of $0.1 million, to Ausenco and AMC for the preparation of the 2023 Hycroft TRS and directors fees, respectively. During the three months ended March 31, 2022, the Company paid $1.0 million to Ausenco for work performed on preparing an Acid POX milling technical study. As of March 31, 2023, AMC is entitled to receive 61,189 shares of common stock upon the future vesting of restricted stock units.
Certain amounts of the Company’s indebtedness have historically, and with regard to the $80.0 million of Subordinated Notes, been held by five financial institutions. As of March 31, 2023, none of the financial institutions held more than 10% of the common stock of the Company. As of March 31, 2022, one of the financial institutions, Mudrick, held more than 10% of the common stock of the Company and, as a result, was considered a related party in accordance with ASC 850, Related Party Disclosures. For the three months ended March 31, 2022, Interest expense included $0.8 million for the debt held by Mudrick and as of December 31, 2022, Mudrick held $42.9 million of Debt, net.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion, which has been prepared based on information available to us as of April 28, 2023, provides information that we believe is relevant to an assessment and understanding of our consolidated operating results and financial condition. The following discussion should be read in conjunction with our other reports filed with the SEC as well as our Financial Statements and the notes thereto (the “Notes”) included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2023. Terms not defined herein have the same meaning defined in the Financial Statements and the Notes.
Introduction to the Company
We are a U.S.-based gold and silver exploration and development company that owns the Hycroft Mine is Nevada, USA. We are focused on exploring the Hycroft Mine’s mining claims comprising approximately 64,085 acres and developing the Hycroft Mine in a safe, environmentally responsible, and cost-effective manner. Gold and silver sales represent 100% of our Revenues and the market prices of gold and silver significantly impact our financial position, operating results, and cash flows. We ceased mining activities in November 2021, and completed processing of gold and silver ore previously placed on leach pads as of December 31, 2022. We do not expect to generate revenues from gold and silver sales until after developing the Hycroft Mine and recommencing mining operations.
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
During the first three months of 2023, we reported no lost time accidents. The Hycroft Mine’s total recordable injury frequency rate (“TRIFR”) for the trailing twelve months, which includes other reportable incidents, is one of the metrics we use to assess safety performance, and it is well below industry averages and significantly below historical levels experienced at the Hycroft Mine. During the first three months of 2023, we continued our critical focus on safety, including allocating additional personnel, resources, workforce time, and communications to mine safety. These actions contributed to maintaining our TRIFR of Nil (0.00) at March 31, 2023 and December 31, 2022. We will continue our safety efforts to reach the level of safety we expect and need to keep our workforce, contractors, and visitors safe.
Executive Summary
During the three months ended March 31, 2023, we continued to analyze drill assay data and information received during Phase 1 of the 2022-2023 exploration drill program involving reverse circulation (“RC”) and core drilling that began in the third quarter of 2022. The Company expects to begin Phase 2 of the 2022-2023 exploration drill program during the second quarter of 2023.
Following a review of past and recent test work and based on the currently contemplated designs and operating parameters of the alternative sulfide processing methods being studied and milling with atmospheric alkaline oxidation or POX, the Company, working closely with its industry leading technical consultants, completed pit optimization runs and trade-off analyses comparing the alternative processes that reflected that a POX process has significantly better economics than other processes studied. The POX process included in the 2023 Hycroft TRS is a conventional crushing, grinding, and flotation circuit that generates a concentrate to be fed to an autoclave facility commonly used for refractory gold ores in this region.
Recent Developments
2022-2023 Exploration Drill Program
In July 2022, the Company launched its 2022-2023 exploration drill program that is the largest exploration program at the Hycroft Mine in nearly a decade. The 2022-2023 exploration drill program comprises approximately 30,000 meters of RC drilling and 7,500 meters of core drilling. The overall focus of the 2022-2023 exploration drill program is to improve the understanding of the higher-grade intercepts identified during the 2021 drill program, better understand the mineralization controls, test exploration targets outside the currently known deposits, and develop opportunities to mine higher-grade ore early in the mine plan enhancing the project’s economics.
Finalized Initial Assessment Technical Report
The Company, along with its third-party consultants, completed and filed the 2023 Hycroft TRS with an effective date of March 27, 2023. The 2023 Hycroft TRS included a mineral resource estimate for the Hycroft Mine. The 2023 Hycroft TRS included measured and indicated mineral resources of 10.6 million ounces of gold and 360.7 million ounces of silver (15.2 million gold equivalent ounces) and inferred mineral resources of 3.4 million ounces of gold and 96.1 million ounces of silver (4.6 million gold equivalent ounces), that are contained in oxide, transitional, and sulfide ores. For this study, IMC developed the Hycroft Mine resource block model that includes 1981 to 2022 data generated from 5,601 holes, representing 2,588,826 feet of drilling. The mineral resources were estimated based upon results of the 2023 Hycroft TRS, as determined in accordance with the requirements of the Modernization Rules.
Metallurgical and Variability Test Work
During the three months ended March 31, 2023, the Company continued the metallurgical and variability test work necessary for designing a sulfide milling operation. This work will establish: (i) a comprehensive and current understanding of how each geologic domain will perform during operations; and (ii) the processing components and reagents required to optimize gold and silver recoveries. The Company is working with consultants to complete this work and expects to receive all test results in the second quarter of 2023. These results, and results from the 2022-2023 exploration drill program, will be used for designing the mine plan, the type and size of the mill circuit configuration, and the ore haul truck size specifications, among other engineering requirements.
2023 Outlook
The Company’s current plan is to: (i) operate safely as the Company undertakes Phase 2 of its 2022-2023 exploration drill program; (ii) complete the metallurgical test work associated with the 2021 drill program and variability test work program; (iii) complete the evaluation of results from Phase 1 of the Company’s 2022-2023 exploration drill program; and (iv) advance the POX process development for gold and silver extraction from sulfide ores.
Hycroft Mine
Operations
The following table provides a summary of operating results for the Hycroft Mine:

		Three Months Ended March 31,
		2023	2022
Ounces recovered – gold	(oz)	—	5,358
Ounces recovered – silver	(oz)	—	16,861

Ounces sold – gold	(oz)	—	4,773
Ounces sold – silver	(oz)	—	10,934

Average realized sales price – gold	($/oz)	$—	$1,866
Average realized sales price – silver	($/oz)	$—	$23.78
During the year ended December 31, 2022, the Company completed processing of gold and silver ore previously placed on leach pads prior to ceasing mining operations in 2021. As a result, the Company does not expect to generate revenues from gold and silver sales until after developing the Hycroft Mine and recommencing mining operations.

Results of Operations
Revenues
The table below summarizes revenue from gold and silver sales, ounces sold and average realized prices for the following periods (in thousands, except ounces sold and per ounce amounts):

	Three Months Ended March 31,
	2023	2022
Gold revenue	$—	$8,906
Gold ounces sold	—	4,773
Average realized price (per ounce)	$—	$1,866

Silver revenue	$—	$260
Silver ounces sold	—	10,934
Average realized price (per ounce)	$—	$23.78
During the year ended December 31, 2022, the Company completed processing of gold and silver ore previously placed on leach pads prior to ceasing mining operations in 2021. As a result, the Company does not expect to generate revenues from gold and silver sales until after developing the Hycroft Mine and recommencing mining operations.
Production costs
For the three months ended March 31, 2023, the Company recognized Nil in Production costs, compared to $9.6 million, or $2,008 per ounce of gold, sold during the same period of 2022. As the Company did not generate revenue during the three months ended March 31, 2023, the Company did not have Production costs or Cost of sales. The Company does not expect to incur Production costs related to Cost of sales until after it begins generating revenue, as discussed above.
Mine site period costs
During the three months ended March 31, 2023, the Company recorded $3.8 million of Mine site period costs for costs related to maintaining and operating the Hycroft Mine, including environmental, maintenance and administration costs. Effective January 1, 2023, the Company began reporting amounts for Mine site period costs as Operating Expenses as this presentation aligns with how the business will be viewed and managed until such time that the Company develops the Hycroft Mine and recommences mining operations.
During the three months ended March 31, 2022, the Company recorded $6.5 million of Mine site period costs that were included in Cost of sales. Such period costs were generally the result of costs related to activities at the Hycroft Mine that do not qualify for capitalization to production-related inventories or adjustments to production inventories that were the result of recurring or significant downtime or delays, unusually high levels of repairs, inefficient operations, overuse of processing reagents, inefficient cost-volume structures, or other unusual costs and activities, and cannot be recorded to production-related inventories based on the threshold established by the calculation of the estimated net realizable value per ounce of gold.
Projects, exploration, and development
During the three months ended March 31, 2023, Projects, exploration, and development costs totaled $3.5 million compared to $1.0 million for the same period of 2022. Projects, exploration, and development costs were related to: (i) completing technical studies; (ii) conducting geological studies; (iii) oversight and project management; and (iv) exploration drilling, engineering, and metallurgical activities. The increase of $2.5 million during the three months ended March 31, 2023 was the result of the Company’s exploration drill program that was initiated in July 2022. There was no comparable exploration drill program during the 2022 period.
General and administrative
General and administrative totaled $3.3 million during the three months ended March 31, 2023, compared to $3.1 million during the same period of 2022. The increase of $0.2 million during the three months ended March 31, 2023, was primarily due to increases in salary and compensation costs of $0.4 million due to an increase in staffing. These increases were partially offset by a decrease in consulting and legal fees of $0.2 million.

Depreciation and amortization
Depreciation and amortization was $0.7 million for the three months ended March 31, 2023, compared to $0.9 million during the same period of 2022. The decrease in total depreciation and amortization costs was largely due to the cessation of depreciation of the test leach pads in July 2022 as they were fully depreciated.
Effective January 1, 2023, the Company began reporting amounts for Depreciation and amortization as Operating Expenses as this presentation aligns with how the business will be viewed and managed until such time that the Company develops the Hycroft Mine and recommences mining operations. Prior to January 1, 2023, Depreciation and amortization was presented as Cost of sales.
Interest expense
As discussed in Note 8 – Debt, Net in the Notes to the Financial Statements, Interest expense totaled $4.4 million during the three months ended March 31, 2023, compared to $5.3 million during the same period in 2022. The decrease of $0.9 million during the three months ended March 31, 2023, was the result of a decrease in the outstanding obligation for the Sprott Credit Agreement as the Company prepaid portions of the balance in March 2022 and November 2022. This decrease was partially offset by an increase in the floating interest rate and an increase in the balance outstanding on the Subordinated Notes at March 31, 2023 as compared to the same period in 2022. The higher outstanding balance for the Subordinated Notes was due to quarterly interest payments that are paid in-kind as additional indebtedness.
Interest income
Interest income totaled $1.9 million for the three months ended March 31, 2023. In July 2022, the Company invested a portion of its cash balances in AAAm rated U.S. Government Money Market Funds that are readily convertible to cash. These investments earned the Company $1.5 million in interest during the three months ended March 31, 2023. In addition, the Company earned $0.3 million on its Restricted cash and $0.1 million from the Equipment Purchase Agreement related to Assets held for sale during the three months ended March 31, 2023. The Company began earning interest on its investment accounts and Restricted cash accounts in July 2022.
Fair value adjustments to warrants
During the three months ended March 31, 2023, the Fair value adjustments to warrants resulted in a non-cash gain of $0.1 million, that was primarily due to a decrease in the underlying trading price of the Company’s common stock.
During the three months ended March 31, 2022, the Fair value adjustments to warrants resulted in a non-cash loss of $5.3 million, that was primarily due to an increase in the underlying trading price of the Company’s common stock.
Income taxes
The Company incurred no net income tax expense or benefit for either the three months ended March 31, 2023 or 2022.
For additional details, see Note 15 – Income Taxes in the Notes to the Financial Statements.

Liquidity and Capital Resources
General
The Company’s Cash and cash equivalents at March 31, 2023, was $132.0 million as compared with $142.0 million at December 31, 2022. As discussed in Note 12 – Stockholders’ Equity in the Notes to the Financial Statements, the Company raised gross proceeds of approximately $194.4 million in March 2022, before deduction of commissions and expenses, through the following equity financings:
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
•On March 15, 2022, the Company implemented the ATM Program. During the three months ended March 31, 2022, the Company sold 89,553,584 shares of common stock under the ATM Program and generated aggregate gross proceeds before commissions and offering expenses of approximately $138.6 million.
As the Company completed recovering gold and silver ounces previously placed on the leach pad in 2022, the Company does not expect to generate net positive cash for the foreseeable future. Accordingly, the Company will be dependent on its unrestricted cash and other sources of cash to fund the business. Historically, the Company has been dependent on various forms of debt and equity financing to fund its business. While the Company has been successful in the past raising funds through equity and debt financings, no assurance can be given that additional financing will be available to it in amounts sufficient to meet the Company’s needs or on terms acceptable to the Company. If funds are not available, the Company may be required to materially change its business plan.
The Company’s future liquidity and capital resources management strategy entails a disciplined approach to monitor the timing and extent of any drilling, metallurgical and mineralogical studies while attempting to remain in a position that allows the Company to respond to changes in the business environment, such as a decrease in metal prices or lower than forecasted future cash flows, and changes in other factors beyond the Company’s control. The Company has undertaken efforts aimed at managing its liquidity and preserving its capital resources by, among other things: (i) monitoring metal prices and the impacts (near-term and future) they have on the business; (ii) ceasing open pit mining operations to reduce net cash outflows; (iii) reducing the size of the workforce to reflect the cessation of mining operations; (iv) controlling working capital and managing discretionary spending; (v) reviewing contractor usage and rental agreements for more economic options, including termination of certain agreements in accordance with their terms; (vi) decreasing Restricted Cash balances that collateralize bonds, as available; (vii) planning the timing and amounts of capital expenditures and costs for drilling, metallurgical and technical studies costs at the Hycroft Mine; and (viii) deferring such items that are not expected to benefit our near term operating plans. The Company has undertaken and continues to undertake additional efforts including: (i) monetizing non-core equipment and excess materials and supplies inventories; (ii) selling uninstalled mills that are not expected to be needed for a future milling operation; and (iii) working with existing debt holders to adjust debt service requirements.
In addition, the Company will continue to evaluate alternatives to raise additional capital necessary to fund the future development of the Hycroft Mine and will continue to explore other strategic initiatives to enhance stockholder value.
Cash and liquidity
The Company has placed substantially all its unrestricted cash in operating and investing accounts with a well-capitalized financial institution, thereby ensuring balances remain readily available. The Company uses AAAm rated U.S. Government Money Market Funds for its unrestricted cash investments. Due to the nature of its operations and the composition of current assets, Cash and cash equivalents, Accounts receivable, Income tax receivable, and Assets held for sale represent substantially all the liquid assets on hand.

The following table summarizes projected sources of future liquidity, as recorded within the Financial Statements (in thousands):

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$131,987	$141,984
Accounts receivable	—	2,771
Income tax receivable	1,530	1,530
Assets held for sale, net of option payments received of $1.1 million	6,098	6,098
Total projected sources of future liquidity	$139,615	$152,383
(1)In August 2022, the Company entered into an Equipment Purchase Agreement to sell one ball mill and one SAG mill and amended that agreement in December 2022 to also sell one sub-station transformer for a total of $13.6 million of which the Company has received payments totaling $1.1 million. Under the terms of the Equipment Purchase Agreement, the final payment for the ball mill and SAG mill was due December 31, 2022 and the buyer was permitted to extend the payment of all or any portion of the final payment up to and including March 31, 2023. The Equipment Purchase Agreement, as amended in December 2022, extended the final payment of $12.5 million up to and including June 30, 2023 and provides that the buyer pays the Company interest at a rate of 5% per annum on any outstanding balance for the ball mill and SAG mill from January 1, 2023 through March 31, 2023 and 7.5% per annum on any outstanding balance from April 1, 2023 until June 30, 2023.
Three months ended March 31, 2023, compared to three months ended March 31, 2022
The following table summarizes sources and uses of cash for the following periods (in thousands):

	Three Months Ended March 31,
	2023	2022
Net loss	$(13,909)	$(22,060)
Net non-cash adjustments	4,353	9,954
Net change in operating assets and liabilities	738	5,190
Net cash used in operating activities	(8,818)	(6,916)
Net cash (used in) provided by investing activities	(271)	1,610
Net cash (used in) provided by financing activities	(582)	165,742
Net (decrease) increase in cash	(9,671)	160,436
Cash, cash equivalents, and restricted cash, beginning of period	175,966	46,635
Cash, cash equivalents, and restricted cash, end of period	$166,295	$207,071
Cash used in operating activities
During the three months ended March 31, 2023, the Company used $8.8 million of cash in operating activities primarily attributable to a net loss of $13.9 million, the cash impact of which was $9.6 million, and $0.7 million was provided by working capital, that included $2.8 million cash received on the collection of Accounts receivable as the Company collected its remaining receivables related to gold and silver sales during 2022 and an increase in Prepaids and deposits of $0.8 million, partially offset by cash used to reduce Other liabilities of $1.8 million and Accounts payable and accrued liabilities of $1.1 million. The largest non-cash item included in net loss during the three months ended March 31, 2023, was Non-cash portion of interest expense of $3.0 million.
For the three months ended March 31, 2022, the Company used $6.9 million of cash in operating activities primarily attributable to a net loss of $22.1 million, the cash impact of which was equal to $12.1 million, and $5.2 million provided by working capital, that included $6.1 million decrease for production-related inventories as the Company continued to process the remaining gold and silver ore on its leach pads that was partly offset by cash used to reduce Accounts payable and accrued liabilities of $2.8 million. The largest non-cash items included in net loss during the three months ended March 31, 2022, included a loss of $5.3 million from Fair value adjustments to warrants and Non-cash portion of interest expense of $3.8 million.
Cash (used in) provided by investing activities
During the three months ended March 31, 2023, investing activities used cash of $0.3 million to purchase equipment and patented mining claims.

For the three months ended March 31, 2022, investing activities provided cash of $1.6 million primarily from the sale of a regrind mill, that was included in Assets held for sale, for gross proceeds of $1.3 million, and other mobile mine equipment and materials and supplies for proceeds of $0.7 million. In addition, the Company purchased mobile mine equipment of $0.4 million.
Cash (used in) provided by financing activities
During the three months ended March 31, 2023, financing activities used cash of $0.6 million that was primarily related to Principal payments on debt and Principal payments on notes payable of $0.6 million.
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
Future capital and cash requirements
The following table provides the Company’s gross contractual cash obligations as of March 31, 2023, that are grouped in the same manner as they are classified in the Unaudited Condensed Consolidated Statement of Cash Flows in order to provide a better understanding of the nature of the obligations and to provide a basis for comparison to historical information. The Company believes that the following provides the most meaningful presentation of near-term obligations expected to be satisfied using current and available sources of liquidity (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating activities:
Net smelter royalty(1)	$240,500	$—	$—	$—	$240,500
Remediation and reclamation expenditures(2)	76,795	—	4,717	4,890	67,188
Interest payments(3)	17,869	4,299	12,854	716	—
Crofoot Royalty(4)	4,344	—	—	—	4,344
Financing activities:
Repayments of debt principal(3)	144,373	128	173	144,072	—
Additional interest payments(5)	4,949	2,200	2,749	—	—
Total	$488,830	$6,627	$20,493	$149,678	$312,032
(1)Under the Sprott Royalty Agreement, the Company is required to pay a perpetual royalty equal to 1.5% of the Net Smelter Returns from the Hycroft Mine, payable monthly that also includes an additional amount for withholding taxes payable by the royalty holder. Amounts presented above incorporate mineral resource estimates as reported in the 2023 Hycroft TRS and are based on consensus pricing for gold and silver as of March 31, 2023.
(2)Mining operations are subject to extensive environmental regulations in the jurisdictions in which they are conducted, and we are required, upon cessation of operations, to reclaim and remediate the lands that our operations have disturbed. The estimated undiscounted inflated cash outflows of these remediation and reclamation obligations are reflected here. In the above presentation, no offset has been applied for the $58.3 million of our reclamation bonds or for the $34.3 million of cash collateral for those bonds included in Restricted Cash.
(3)Repayments of principal on debt consists of amounts due under the Sprott Credit Agreement (as amended by the Second A&R Agreement), the Subordinated Notes and notes payable for equipment purchases. Included in the repayment of the Subordinated Notes principal is interest that has been capitalized as payable in-kind on a quarterly basis, and on a monthly basis for the Sprott Credit Agreement (as amended by the Second A&R Agreement) for the first 12 months after the initial advance. Also included in the repayment of the Sprott Credit Agreement is the $3.3 million fee that has been capitalized as payable in-kind in connection with the Second A&R Agreement. See Note 8 – Debt, Net in the Notes to the Financial Statements for additional information.
(4)The Company is required to pay a 4% net profit royalty, including advance royalty payments of $120,000 in any year where mining occurs on the Crofoot claims and an additional $120,000 if tons mined from the Crofoot claim blocks exceed 5.0 million tons. See Note 20 – Commitments and Contingencies in the Notes to the Financial Statements for additional information. Amounts shown represent the current estimates of cash payment timing using consensus pricing for gold and silver.
(5)Additional interest payments consist of repayments of additional interest under the Sprott Credit Agreement (as amended by the Second A&R Agreement), commencing February 28, 2021 (with the first cash payment due three months after such date) and ending on May 31, 2025. See Note 8 – Debt, Net in the Notes to the Financial Statements for additional information.

Debt covenants
The Company’s debt agreements contain representations and warranties, events of default, restrictions and limitations, reporting requirements, and covenants that are customary for agreements of these types.
The Sprott Credit Agreement (as amended by the Second A&R Agreement) contains covenants that, among other things, restrict or limit the ability of the Company to enter into encumbrances (other than Permitted Encumbrances), incur indebtedness (other than Permitted Indebtedness), dispose of its assets (other than Permitted Disposals), pay dividends, and purchase or redeem shares, as such terms are defined in the Sprott Credit Agreement (as amended by the Second A&R Agreement). The Sprott Credit Agreement (as amended by the Second A&R Agreement) requires the Company to ensure that, at all times, both its Working Capital and Unrestricted Cash are at least $15.0 million, as such terms are defined in the Sprott Credit Agreement (as amended by the Second A&R Agreement), and that at least every six months the Company demonstrates its ability to repay and meet all present and future obligations as they become due with a financial model that uses consensus gold prices discounted by 5.0%. The Subordinated Notes include customary events of default, including those relating to a failure to pay principal or interest, a breach of a covenant, representation or warranty, a cross-default to other indebtedness, and non-compliance with security documents. As of March 31, 2023, the Company was in compliance with all covenants under its debt agreements.
On March 9, 2023, the Company entered into a letter agreement (the “Waiver and Amendment”), by and between the Company and Lender.
Pursuant to the terms of the Sprott Credit Agreement, the Company agreed that while any indebtedness is outstanding under the Sprott Credit Agreement or while the credit facility under the Sprott Credit Agreement remains available to the Company, the Company and guarantors under the Sprott Credit Agreement would not undertake certain corporate actions without the Lender’s prior written consent.
As disclosed in the Company’s preliminary proxy statement on Schedule 14A, as filed with the SEC on March 9, 2023, the Company expects to ask its stockholders to approve, at the Company’s upcoming annual meeting of stockholders, the amendment of the Company’s second amended and restated certificate of incorporation (the “Certificate of Incorporation”) to effectuate a reverse stock split of the Company’s outstanding shares of Class A common stock, par value $0.0001 per share, at a ratio of no less than 1-for-10 and no more than 1-for-25, with such ratio to be determined at the sole discretion of the Board (the “Reverse Stock Split”). Pursuant to the terms of the Waiver and Amendment, Lender agreed to waive certain provisions of the Sprott Credit Agreement so that the Company may effectuate the proposed Reverse Stock Split of the Company’s common stock, including amendment of the Certificate of Incorporation necessary to effectuate the Reverse Stock Split, assuming stockholders approve the Reverse Stock Split. The Reverse Stock Split will not be effectuated unless and until (i) amendment of the Certificate of Incorporation to effectuate the Reverse Stock Split is approved by the affirmative vote of a majority of the votes cast by stockholders present and in person (virtually) or represented by proxy and entitled to vote on the matter; and (ii) an amendment to the Certificate of Incorporation to effectuate the Reverse Stock Split is filed with the Delaware Secretary of State. The Board of Directors of the Company also may determine in its discretion to abandon such an amendment, and not effectuate the Reverse Stock Split. Except as set forth in the Waiver and Amendment, the Sprott Credit Agreement remains in full force and effect.
Off-balance sheet arrangements
As of March 31, 2023, the Company’s off-balance sheet arrangements consisted of a net profit royalty arrangement and a net smelter royalty arrangement (see Note 20 – Commitments and Contingencies in the Notes to the Financial Statements).
Critical Accounting Estimates
This MD&A is based on the Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these statements requires the Company to make assumptions, estimates, and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. For information on the most critical accounting estimates used to prepare the Financial Statements, see the Critical Accounting Estimates section included in Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Cautionary Statement Regarding Forward-Looking Statements
In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities

Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) or in releases made by the SEC, all as may be amended from time to time. All statements, other than statements of historical fact, included herein or incorporated by reference, that address activities, events, or developments that we expect or anticipate will or may occur in the future, are forward-looking statements, including but not limited to such things as:
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
See Risk Factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2022, and other SEC filings, for more information about these and other risks. These risks may include the following and the occurrence of one or more of the events or circumstances alone or in combination with other events or circumstances, may have a material adverse effect on our business, cash flows, financial condition and results of operations. Important factors and risks that could cause actual results to differ materially from those in the forward-looking statements include, among others:
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As the Company qualifies as a smaller reporting company under Item 10(f) of Regulation S-K, quantitative and qualitative disclosures about market risk are not required, and such are omitted from this filing.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published Financial Statements. Internal control over financial reporting is promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Financial Statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting, no matter how well designed, has inherent limitations and may not prevent or detect misstatements. Therefore, even effective internal control over financial reporting can only provide reasonable assurance with respect to the financial statement preparation and presentation.
The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act as of March 31, 2023.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2023 to provide such reasonable assurance that information required to be disclosed by us, including our consolidated subsidiaries, in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure and is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.
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

Part II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time the Company may be involved in various legal actions related to our business, some of which are class action lawsuits. The Company does not believe, based on currently available information, that contingencies related to any pending or threatened legal matter will have a material adverse effect on the Company’s Unaudited Condensed Consolidated Financial Statements, although a contingency could be material to the Company’s results of operations or cash flows for a particular period depending on its results of operations and cash flows for such period. Regardless of the outcome, litigation can have a material adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors.
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
DGCL Section 205 Action
On April 3, 2023, the Company filed a petition in the Delaware Court of Chancery (the “Court of Chancery”) pursuant to Section 205 of the Delaware General Corporation Law (“DGCL”), seeking validation of amendments to the Company’s certificate of incorporation increasing the authorized shares of Class A common stock of the Company (as further described below).
At a special meeting of the stockholders of the Company held on May 29, 2020 (the “2020 Special Meeting”), a majority of the then-outstanding shares of the Company’s Class A common stock and Class B common stock, voting as a single class, voted to approve the Company’s Second Amended and Restated Certificate of Incorporation, which, among other things, increased the authorized shares of the Company’s Class A common stock from 100,000,000 to 400,000,000 (the “First Authorized Share Charter Amendment”). On March 15, 2022, the holders of a majority of the then-outstanding Class A common stock delivered to the Company written consents approving an amendment to the Company’s Second Amended and Restated Certificate of Incorporation, which increased the authorized shares of the Company’s Class A common stock from 400,000,000 to 1,400,000,000 (the “Second Authorized Share Charter Amendment” and, together with the First Authorized Share Charter Amendment, the “Charter Amendments”).
A recent decision of the Court of Chancery had created uncertainty regarding the validity of the Charter Amendments and whether a separate vote of the majority of the then-outstanding shares of Class A common stock would have been required under Section 242(b)(2) of the DGCL for the First Authorized Share Charter Amendment. Further, in reliance on the validity of the First Authorized Share Charter Amendment and the Second Amended and Restated Certificate of Incorporation, the Company filed the Second Authorized Share Charter Amendment with the Secretary of State of the State of Delaware.
The Company continues to believe that a separate vote of Class A common stock was not required to approve the First Authorized Share Charter Amendment. However, in light of the recent Court of Chancery decision, the Company filed a petition (the “Petition”) in the Court of Chancery pursuant to Section 205 of the DGCL (i) seeking validation of the Charter Amendments to resolve any uncertainty with respect thereto; and (ii) declaring that all shares of Class A common stock, and other securities that are convertible, exercisable or exchangeable into Class A common stock, issued in reliance on the Charter Amendments are valid and effective (the “Section 205 Action”). Section 205 of the DGCL permits the Court of Chancery, in its discretion, to validate potentially defective corporate acts and stock after considering a variety of factors. The Section 205 Action filed by the Company in the Court of Chancery is captioned In re Hycroft Mining Holding Corporation, C.A. No. 2023-0394-LWW (Del. Ch.). The same day the Section 205 Action was filed, the Company also moved that the Court of Chancery’s consideration of the Section 205 Action be expedited.
On April 24, 2023, the Court of Chancery held a hearing to consider the merits of the Petition, and granted an order pursuant to Section 205 of the DGCL validating and declaring effective (i) the stockholder vote at the 2020 Special Meeting approving the First Authorized Share Charter Amendment; (ii) the Charter Amendments; and (ii) the shares issued or to be issued in reliance thereon, each as of the date and time of the original issuance of such shares.
ITEM 1A. RISK FACTORS
As the Company qualifies as a smaller reporting company under Item 10(f) of Regulation S-K, risk factors are not required to be included in a Quarterly Report and, therefore, are omitted from this filing.
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
,

10.1
Letter Agreement, dated March 9, 2023, by and among the registrant and Sprott Private Resource Lending II (Collector), LP and Sprott Private Resource Lending II (Co) Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 15, 2023).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
95.1	Mine Safety Disclosures*
99.1
Petition filed by Hycroft Mining Holding Corporation in the Delaware Court of Chancery on April 3, 2023 (incorporated by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed with the SEC on April 6, 2023).

99.2	Order entered by the Delaware Court of Chancery on April 24, 2023 (incorporated by reference to Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed with the SEC on April 25, 2023).
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*
*Filed herewith.
**Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HYCROFT MINING HOLDING CORPORATION (Registrant)

Date: May 1, 2023	By:	/s/ Diane R. Garrett
Diane R. Garrett President and Chief Executive Officer (Principal Executive Officer)

Date: May 1, 2023	By:	/s/ Stanton Rideout
Stanton Rideout Executive Vice President and Chief Financial Officer (Principal Financial Officer and Accounting Officer)