Form 10-Q
period 2023-06-30
HYCROFT MINING HOLDING CORP
filed 2023-07-26
CIK 1718405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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

As of July 25, 2023, there were 201,954,021 shares of the Company’s common stock and no shares of the Company’s preferred stock issued and outstanding.

HYCROFT MINING HOLDING CORPORATION
Quarterly Report on Form 10-Q

			Page
PART	ITEM
I	1	Financial Statements	3
	2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
	3	Quantitative and Qualitative Disclosures about Market Risk	35
	4	Controls and Procedures	33

II	1	Legal Proceedings	31
	1A	Risk Factors	35
	2	Unregistered Sales of Equity Securities and Use of Proceeds	35
	3	Defaults Upon Senior Securities	35
	4	Mine Safety Disclosures	35
	5	Other Information	35
	6	Exhibits	35
		Signatures	37

ITEM I. FINANCIAL STATEMENTS

HYCROFT MINING HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022
	(unaudited)
Assets:
Cash and cash equivalents	$117,064	$141,984
Materials and supplies inventories, net – Note 3	2,794	2,808
Prepaids and deposits – Note 4	4,231	2,840
Income tax receivable	1,530	1,530
Interest receivable	539	459
Accounts receivable	—	2,771
Current assets	126,158	152,392
Property, plant and equipment, net – Note 5	54,142	54,832
Restricted cash – Note 6	34,682	33,982
Assets held for sale – Note 7	7,148	7,148
Prepaids – Note 4	600	600
Total assets	$222,730	$248,954
Liabilities:
Accounts payable and accrued expenses – Note 8	$1,713	$5,644
Debt, net – Note 9	2,328	2,328
Contract liabilities – Note 10	1,150	1,050
Other liabilities – Note 11	1,804	3,011
Current liabilities	6,995	12,033
Debt, net – Notes 9 and 20	137,527	132,690
Deferred gain on sale of royalty	29,837	29,837
Asset retirement obligation – Note 12	10,674	10,302
Warrant liabilities – Notes 13 and 14	59	786
Other liabilities – Note 11	24	—
Total liabilities	185,116	185,648
Commitments and contingencies – Note 22
Stockholders’ equity:
Common stock, $0.0001 par value; 1,400,000,000 shares authorized; 201,954,021 issued and outstanding at June 30, 2023, and 200,270,659 issued and outstanding at December 31, 2022 – Note 14	20	20
Additional paid-in capital – Note 14	735,543	733,437
Accumulated deficit	(697,949)	(670,151)
Total stockholders’ equity	37,614	63,306
Total liabilities and stockholders’ equity	$222,730	$248,954
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

HYCROFT MINING HOLDING CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues – Note 15	$—	$3,831	$—	$12,997
Cost of sales:
Production costs	—	3,634	—	13,217
Depreciation and amortization – Note 2	—	632	—	1,552
Mine site period costs – Note 2	—	2,551	—	9,020
Total cost of sales	—	6,817	—	23,789
Operating expenses:
Projects, exploration, and development	5,293	151	8,774	1,189
General and administrative	3,706	5,248	7,045	8,320
Mine site period costs – Note 2	2,822	—	6,631	—
Gain on settlement of accrued liability – Note 8	(1,151)	—	(1,151)	—
Depreciation and amortization – Note 2	711	—	1,429	—
Accretion – Note 12	186	102	372	204
Loss from operations	(11,567)	(8,487)	(23,100)	(20,505)
Other (expense) income:
Interest expense – Note 9	(4,587)	(4,198)	(9,023)	(9,544)
Interest income	2,121	20	4,059	20
Fair value adjustment to warrants – Notes 13 and 20	59	3,706	181	(1,615)
Gain (loss) on sale of equipment and supplies inventories	85	(23)	85	602
Net loss	$(13,889)	$(8,982)	$(27,798)	$(31,042)

Loss per share:
Basic – Note 18	$(0.07)	$(0.05)	$(0.14)	$(0.22)
Diluted – Note 18	$(0.07)	$(0.05)	$(0.14)	$(0.22)
Weighted average shares outstanding:
Basic – Note 18	200,820,986	197,116,341	200,547,312	139,479,103
Diluted – Note 18	200,820,986	197,116,341	200,547,312	139,479,103

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

HYCROFT MINING HOLDING CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows used in operating activities:
Net loss	$(27,798)	$(31,042)
Adjustments to reconcile net loss for the period to net cash used in operating activities:
Non-cash portion of interest expense – Note 9	6,000	6,937
(Gain) loss on fair value adjustment for warrant liabilities – Note 13	(181)	1,615
Gain on settlement of accrued liability – Note 8	(1,151)	—
Depreciation and amortization – Note 5	1,429	1,552
Stock-based compensation	1,560	1,023
Accretion – Note 12	372	204
Gain on sale of equipment	(85)	(602)
Changes in operating assets and liabilities:
Accounts receivable	2,771	—
Interest receivable	(80)	—
Production-related inventories	—	3,935
Materials and supplies inventories, net	13	315
Prepaids	(1,763)	(2,468)
Accounts payable and accrued expenses	(2,426)	(1,634)
Contract liabilities – Notes 7 and 10	100	—
Other liabilities	(1,195)	(1,918)
Net cash used in operating activities	(22,434)	(22,083)
Cash flows (used in) provided by investing activities:
Additions to property, plant and equipment	(726)	(490)
Proceeds from sale of equipment	103	1,383
Proceeds from assets held for sale	—	1,890
Net cash (used in) provided by investing activities	(623)	2,783
Cash flows (used in) provided by financing activities:
Principal payments on debt	(1,100)	(24,956)
Principal payments on notes payable	(63)	(62)
Proceeds from issuance of common stock and warrants, net of issuance costs – Note 14	—	188,974
Net cash (used in) provided by financing activities	(1,163)	163,956
Net (decrease) increase in cash, cash equivalents, and restricted cash	(24,220)	144,656
Cash, cash equivalents, and restricted cash, beginning of period	175,966	46,635
Cash, cash equivalents, and restricted cash, end of period	$151,746	$191,291
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$117,064	$157,781
Restricted cash	34,682	33,510
Total cash, cash equivalents, and restricted cash	$151,746	$191,291
See Note 21 – Supplemental Cash Flow Information for additional details.
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

HYCROFT MINING HOLDING CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount
Balance at January 1, 2022(1)	60,433,455	$6	$540,823	$(609,323)	$(68,494)
Issuance of common stock and warrants – Note 14	136,370,064	14	189,398	—	189,412
Stock-based compensation costs	—	—	391	—	391
Vesting of restricted stock units	—	—	37	—	37
Net loss	—	—	—	(22,060)	(22,060)
Balance at March 31, 2022	196,803,519	$20	$730,649	$(631,383)	$99,286
Issuance of common stock and warrants – Note 14	—	—	(2,226)	—	(2,226)
Stock-based compensation costs	—	—	619	—	619
Stock issuance – other	137,500	—	158	—	158
Vesting of restricted stock units	460,858	—	40	—	40
Net loss	—	—	—	(8,982)	(8,982)
Balance at June 30, 2022	197,401,877	$20	$729,240	$(640,365)	$88,895

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2023(1)	200,270,659	$20	$733,437	$(670,151)	$63,306
Issuance of common stock and warrants – Note 14	—	—	—	—	—
Stock-based compensation costs	—	—	608	—	608
5-Year Private Warrants transferred to 5-Year Public Warrants	—	—	531	—	531
Net loss	—	—	—	(13,909)	(13,909)
Balance at March 31, 2023	200,270,659	$20	$734,576	$(684,060)	$50,536
Issuance of common stock and warrants – Note 14	—	—	—	—	—
Stock-based compensation costs	—	—	952	—	952
Vesting of restricted stock units	1,683,362	—	—	—	—
5-Year Private Warrants transferred to 5-Year Public Warrants	—	—	15	—	15
Net loss	—	—	—	(13,889)	(13,889)
Balance at June 30, 2023	201,954,021	$20	$735,543	$(697,949)	$37,614
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

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
1. Company Overview
Hycroft Mining Holding Corporation (formerly known as Mudrick Capital Acquisition Corporation (“MUDS”)) and its subsidiaries (collectively, “Hycroft”, the “Company”, “we”, “us”, “our”, “it”, or “HYMC”) is a U.S.-based gold and silver company that is focused on exploring and developing the Hycroft Mine in a safe, environmentally responsible, and cost-effective manner. The Hycroft Mine is located in the State of Nevada, and the Company’s corporate office is located in Winnemucca, Nevada.
The Company restarted pre-commercial scale open pit mining operations at the Hycroft Mine during the second quarter of 2019 and began producing and selling gold and silver during the third quarter of 2019. The Company operated the Hycroft Mine until November 2021, when it discontinued active mining operations as a result of the then-current and expected ongoing cost pressures for many of the reagents and consumables used at the Hycroft Mine and to further determine the most effective processing method for the sulfide ore. In March 2023, the Company, along with its third-party consultants, completed and filed the Hycroft Property Initial Assessment Technical Report Summary Humboldt and Pershing Counties, Nevada (“2023 Hycroft TRS”) that included a mineral resource estimate utilizing a pressure oxidation (“POX”) process for sulfide mineralization and heap leaching process for oxide and transition mineralization. The Company will continue to build on the work and investigate opportunities identified through progressing the technical and data analyses leading up to the 2023 Hycroft TRS.
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
2. Summary of Significant Accounting Policies
Basis of presentation
These Unaudited Condensed Consolidated Financial Statements (“Financial Statements”) of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, these Financial Statements do not include all information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. These Financial Statements should be read in conjunction with the Company’s Audited Consolidated Financial Statements and the notes thereto as of and for the year ended December 31, 2022 (the “2022 Audited Financial Statements”), filed as a part of the Company’s annual report on Form 10-K filed with the SEC on March 28, 2023. The Company continues to follow the accounting policies set forth in the 2022 Audited Financial Statements, with updates discussed below. In the opinion of management, the accompanying Financial Statements include all adjustments that are necessary for a fair presentation of the Company’s interim financial position, operating results, and cash flows for the periods presented.
During the year ended December 31, 2022, the Company completed processing of gold and silver ore previously placed on leach pads prior to ceasing mining operations in November 2021. As a result, the Company did not generate Revenues or incur Cost of sales during the three and six months ended June 30, 2023. Accordingly, effective January 1, 2023, the Company began reporting amounts for Mine site period costs and Depreciation and amortization as Operating expenses as this presentation aligns with the manner in which the business is currently viewed and managed while the Company conducts activities for developing the Hycroft Mine and recommencing mining operations.
Use of estimates
The preparation of the Financial Statements requires management to make estimates and assumptions that affect amounts reported in these Financial Statements and accompanying notes. The more significant areas requiring the use of management estimates and assumptions relate to the useful lives of long-lived assets; future mining and processing plans; environmental reclamation and closure costs and timing; deferred taxes and related valuation allowances; estimates of the fair value of liability classified warrants; and estimates of fair value for long-lived assets, Assets held for sale, and financial instruments. The Company bases its estimates on historical experience and other assumptions, including drilling and assay data that are believed to be reasonable at the time the estimate is made. Actual results may differ from amounts estimated in these Financial

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
Statements, and such differences could be material. Accordingly, amounts presented in these Financial Statements may not be indicative of results that may be expected for future periods.
Recently adopted accounting pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 changes the way entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. For emerging growth companies, the new guidance is effective for annual periods beginning after January 1, 2023. The Company adopted ASU 2016-13 as of January 1, 2023, with no material impact on its Financial Statements or the related disclosures, as all outstanding Accounts receivable have been collected.
In April 2019, the FASB issued ASU No. 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses; Topic 815, Derivatives and Hedging; and Topic 825, Financial Instruments (“ASU 2019-04”). ASU 2019-04 clarifies certain aspects of accounting for credit losses, hedging activities, and financial instruments. For emerging growth companies, the new guidance is effective for annual periods beginning after January 1, 2023. The Company adopted ASU 2019-04 as of January 1, 2023, with no impact on its Financial Statements or the related disclosures, as all outstanding Accounts receivable have been collected, and as such, there is no need to assess allowance for doubtful accounts.
In March 2020, the FASB issued authoritative guidance which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform and was effective for all entities upon issuance on March 12, 2020 through December 31, 2022. ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, defers the expiration date of Topic 848 to December 31, 2024 to realign with the revised cessation date for LIBOR. The guidance permits a company to elect certain optional expedients and exceptions when affected by the changes in reference rate reform. As of July 1, 2023, the Company amended the Second Amended and Restated Credit Agreement, dated as of March 30, 2022, by and between the Company and Sprott Private Resource Lending II (Collector), LP (“Second A&R Agreement”) to replace LIBOR with the Secured Overnight Financing Rate (“SOFR”) by entering into the Second Amendment to Second A&R Agreement (“Second Amendment to Second A&R Agreement”). The Company has elected to adopt the optional expedients, which allow for the update from LIBOR to SOFR in the Second A&R Agreement to be accounted for as a modification rather than an extinguishment. The Company does not expect any further impact to the Financial Statements as the Second A&R Agreement is the only debt instrument that references LIBOR.
New accounting pronouncements not yet adopted
In March 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities to Contractual Sale Restrictions (“ASU 2022-03”). For emerging growth companies, the new guidance is effective for annual periods beginning after December 15, 2023. As the Company qualifies as an emerging growth company, the Company plans to take advantage of the deferred effective date afforded to emerging growth companies. The Company is currently evaluating the impact that adopting this update will have on its Financial Statements and related disclosures.
3. Materials and Supplies Inventories, Net
At both June 30, 2023 and December 31, 2022, Materials and supplies inventories, net was $2.8 million. The Company maintains inventory reserves to account for potential losses due to inventory obsolescence, damage, or other factors that could affect the value of its inventory. As of June 30, 2023, the Company’s inventory reserves were sufficient, and no further write-down was necessary. The Company will continue to monitor its inventory for turnover and obsolescence and may determine that additional inventory write-downs are required in future periods.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
4. Prepaids and Deposits
The following table provides the components of current and non-current Prepaids and deposits (in thousands):

	June 30, 2023	December 31, 2022
Current prepaids and deposits:
Prepaids:
Insurance	$3,168	$1,221
Mining claims fees and permit fees	258	940
License fees	354	287
Other	258	154
Deposits	193	238
Total current prepaids and deposits	$4,231	$2,840

Non-current prepaids:
Royalty – advance payment on Crofoot Royalty	$600	$600

5. Property, Plant and Equipment, Net
The following table provides the components of Property, plant and equipment, net (in thousands):

	Depreciation Life or Method	June 30, 2023	December 31, 2022
Production leach pads	Units-of-production	$11,190	$11,190
Test leach pads	18 months	6,241	6,241
Process equipment	5 - 15 years	17,302	17,302
Buildings and leasehold improvements	10 years	9,389	9,280
Mine equipment	5 - 7 years	5,059	4,872
Vehicles	3 - 5 years	1,700	1,578
Furniture and office equipment	7 years	522	370
Mineral properties(1)	Units-of-production	50	—
Construction in progress and other		35,810	35,721
		87,263	86,554
Less, accumulated depreciation and amortization		(33,121)	(31,722)
Total		$54,142	$54,832
(1)During the six months ended June 30, 2023, the Company purchased a 50% undivided interest in patented mining claims located in Pershing County, Nevada for cash consideration of $0.1 million.
During the three and six months ended June 30, 2023, there were no events or changes in circumstances that would have required the Company to evaluate the current carrying value of its Property, plant and equipment, net for recoverability. Depreciation expense related to Property, plant and equipment, net was $0.7 million and $1.4 million for the three and six months ended June 30, 2023, respectively, and $0.9 million and $1.9 million for the three and six months ended June 30, 2022, respectively.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
6. Restricted Cash
The following table provides the components of Restricted cash (in thousands):

	June 30, 2023	December 31, 2022
Reclamation and other surety bond cash collateral	$34,682	$33,982
As of June 30, 2023 and December 31, 2022, the Company’s surface management surety bonds totaled $58.7 million, of which $58.3 million secured the financial assurance requirements for the Hycroft Mine. The remaining portion is related to the financial assurance requirements for the adjacent water supply well field and an exploration project.
During the three and six months ended June 30, 2023, the Company earned $0.4 million and $0.7 million, respectively, of Interest income on a portion of its cash collateral. During the three and six months ended June 30, 2022, the Company did not earn Interest income on cash collateral. Interest received on cash collateral balances is restricted as to its use and is included as an increase to Restricted cash with a corresponding recognition of Interest income when earned.
7. Assets Held For Sale
As of June 30, 2023 and December 31, 2022, the Company’s Assets held for sale was comprised of equipment not-in-use of $7.1 million.
In August 2022, the Company entered into an Equipment Purchase Agreement to sell one ball mill and one semi-autogenous mill (“SAG mill”) for consideration of $12.0 million. The Company amended the Equipment Purchase Agreement in December 2022 to include one sub-station transformer for an additional amount of $1.6 million for a total amended purchase price of $13.6 million of which the Company had received payments totaling $1.2 million as of June 30, 2023. The Company further amended the Equipment Purchase Agreement in January 2023 to permit the buyer to extend the final payment of $12.5 million to June 30, 2023 at an interest rate of 5% per annum on the outstanding balance of the ball mill and SAG mill from January 1, 2023 through March 31, 2023 and 7.5% per annum on any outstanding balance from April 1, 2023 until June 30, 2023. In May 2023, the Company and the buyer agreed to further extend the final payment up to June 30, 2024 for an additional payment of $0.1 million and payments of up to $0.4 million for additional required non-refundable payments of $0.1 million for each $1.0 million of funds raised by buyer through equity or equity-like raises as described in the amendment. The Company will continue to receive interest of 7.5% per annum on the outstanding balance through June 30, 2024. Interest is calculated and paid monthly. The balance outstanding as of June 30, 2023 was $12.4 million and during the three and six months ended June 30, 2023, the Company received $0.2 million and $0.4 million of interest, respectively, which is included in Interest income. The Company is also being reimbursed by the buyer for certain holding costs related to the ball mill, SAG mill, and sub-station transformer. These costs are recorded as an offset to Mine site period costs.

As of June 30, 2023, the Company held title to and risk of loss of the ball mill, SAG mill, and sub-station transformer and, as such, payments received to-date of $1.2 million toward the purchase of these assets have been included in Contract liabilities. See Note 10 – Contract Liabilities for additional details.
8. Accounts Payable and Accrued Expenses

	June 30, 2023	December 31, 2022
Accounts payable	$685	$1,773
Accrued expenses	1,028	3,871
Total	$1,713	$5,644

During the year ended December 31, 2021, the Company recorded a loss of $2.1 million related to a firm purchase commitment for crusher liners. The Company had entered into an agreement to purchase the crusher liners under consignment over a period of three years, commencing in August 2020. This loss represented the unfulfilled commitment obligation outstanding as of the date the Company terminated the agreement and was initially recognized in Accounts payable and accrued expenses with a corresponding recorded loss in the Statement of Operations.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

During the three months ended June 30, 2023, the Company reached a settlement agreement with the vendor, whereby the Company agreed to pay $1.0 million to the vendor and in return, the vendor agreed to release the Company from any future obligations. As a result of the negotiated settlement, the Company recorded a Gain on settlement of accrued liability of $1.2 million.

9. Debt, Net
Second Amendment to Sprott Credit Agreement
On March 11, 2022, the Company entered into an agreement (the “March 2022 Sprott Agreement”) with Sprott Private Resource Lending II (Collector), L.P. (the “Lender”), as arranger, with respect to the Amended and Restated Credit Agreement, dated as of May 29, 2020 (as amended, restated, supplemented or otherwise modified from time to time, the “Sprott Credit Agreement”) among the Company, the Lender, certain subsidiaries of the Company, as guarantors and the other parties thereto. On March 30, 2022, the Company, the guarantors and the Lender entered into the Second A&R Agreement, that: (i) extended the maturity date for the principal obligation under the Sprott Credit Facility by two years, to May 31, 2027; (ii) provided for the Company to prepay principal under the facility in the amount of $10.0 million promptly upon the Company’s receipt of cash proceeds from the Private Placement Offering with American Multi-Cinema, Inc. (“AMC”), a significant stockholder of the Company and 2176423 Ontario Limited, a significant stockholder of the Company and an entity affiliated with Eric Sprott (the “Initial Equity Proceeds Prepayment”) (see Note 14 – Stockholders’ Equity for additional details); (iii) provided for the Company to prepay principal under the Sprott Credit Agreement in the amount of $13.9 million (representing 10% of the subsequent issuance of its equity interests consummated on or prior to March 31, 2022) (the “Subsequent Equity Proceeds Prepayments”); and (iv) eliminated the prepayment premiums otherwise payable with respect to the Initial Equity Proceeds Prepayment, the Subsequent Equity Proceeds Prepayments and all future prepayments of principal under the Sprott Credit Facility. In addition, the Company’s obligations: (i) to prepay principal with proceeds of asset sales will be credited/offset by the aggregate amount of Initial Equity Proceeds Prepayment and the Subsequent Equity Proceeds Prepayments ($23.9 million); and (ii) to maintain a minimum amount of Unrestricted Cash (as defined in the Second A&R Agreement) was increased to $15.0 million. The Company: (i) paid the previously deferred additional interest of $0.5 million; (ii) made the Initial Equity Proceeds Prepayment of $10.0 million and paid in-kind a $3.3 million fee in connection with the modification and capitalized it to principal on March 16, 2022; and (iii) made the Subsequent Equity Proceeds Prepayment of $13.9 million on March 30, 2022. The terms of the Additional Interest remained unchanged from the Sprott Credit Agreement. The Company accounted for the Second A&R Agreement as a debt modification as the Second A&R Agreement did not result in debt that was substantially different.
Second Amendment to the Second A&R Agreement
On July 1, 2023, the Company entered into the Second Amendment to Second A&R Agreement, by and between the Company, the Lender, Sprott Resource Lending Corp. (“Arranger” and together with the Lender, the “Sprott Parties”), and certain subsidiaries of the Company as guarantors. The Second Amendment to Second A&R Agreement amends the Second A&R Agreement dated March 30, 2022, which in turn amended the Amended and Restated Credit Agreement, dated as of May 29, 2020 (as amended, restated, supplemented or otherwise modified from time to time, the “Sprott Credit Agreement”).
The Second Amendment to Second A&R Agreement: (i) corrects a cross-reference error; and (ii) implements a replacement of LIBOR with three-month Term SOFR effective July 1, 2023.
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

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
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
As of June 30, 2023, the Company was in compliance with all financial covenants under its debt agreements.
Debt balances
The following table summarizes the components of Debt, net (in thousands):

	June 30, 2023	December 31, 2022
Debt, net, current:
Sprott Credit Agreement	$2,200	$2,200
Notes payable	128	128
Total	$2,328	$2,328

Debt, net, non-current:
Sprott Credit Agreement, net of original issue discount of $9.4 million	$42,507	$42,503
Subordinated Notes	96,741	92,080
Notes payable	141	205
Less, debt issuance costs	(1,862)	(2,098)
Total	$137,527	$132,690
The following table summarizes the Company’s contractual payments of Debt, net, including current maturities, for the five years subsequent to June 30, 2023 (in thousands):

July 1, 2023 through December 31, 2023	$1,163
2024	2,329
2025	1,154
2026	22
2027	146,431
Total	151,099
Less, original issue discount, net of accumulated amortization of $10.8 million	(9,382)
Less, debt issuance costs, net of accumulated amortization of $3.1 million	(1,862)
Total debt, net	$139,855

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
Interest expense
The following table summarizes the components of recorded Interest expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Sprott Credit Agreement	$1,549	$1,088	$3,020	$2,587
Subordinated Notes	2,368	2,426	4,667	4,766
Amortization of original issue discount	554	559	1,103	1,717
Amortization of debt issuance costs	115	123	230	454
Other interest expense	1	2	3	20
Total	$4,587	$4,198	$9,023	$9,544
The effective interest rate of the note is 14.4% and the stated interest rate 8.5%. The effective interest rate for the amortization of the discount and issuance costs as of June 30, 2023 was 1.6%.
10. Contract Liabilities
The following table summarizes the components of Contract liabilities (dollars in thousands):

	June 30, 2023	December 31, 2022
Assets held for sale
Equipment not in use(1)	$1,150	$1,050
Total	$1,150	$1,050
(1)As of June 30, 2023, the Company has received four payments totaling $1.2 million in accordance with the amended sales agreement for one SAG mill, one ball mill, and one sub-station transformer. The Company will receive a final payment of $12.4 million no later than June 30, 2024. See Note 7 – Assets Held for Sale for additional details.

11. Other Liabilities
The following table summarizes the components of Other liabilities (in thousands):

	June 30, 2023	December 31, 2022
Other liabilities, current:
Accrued compensation	$1,765	$2,868
Excise tax liability	—	96
Accrued directors fees	39	36
Operating lease liability	—	11
Total	$1,804	$3,011

Other liabilities, non-current
Operating lease liability	$24	$—

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
12. Asset Retirement Obligation
The following table summarizes changes in the Company’s Asset retirement obligation (“ARO”) (in thousands):

	June 30, 2023	December 31, 2022
Balance, beginning of period	$10,302	$5,193
Accretion	372	408
Change in estimates	—	4,701
Balance, end of period	$10,674	$10,302
During the three and six months ended June 30, 2023, the Company did not incur additional reclamation obligations associated with additional disturbances, other regulatory requirements, or changes in estimates. The Company estimates that no significant reclamation expenditures associated with the ARO will be made until 2024 and that reclamation work will be completed by the end of 2065. During the three and six months ended June 30, 2023, there were no events or changes to the Company’s regulatory environment or new or additional disturbances that would require a change to the Company’s ARO due to changes in estimates. As a result, the Company did not record any adjustments to the ARO.
13. Warrant Liabilities
The following tables summarize the Company’s outstanding warrants (in thousands, except warrant amounts):

	Balance at		Fair Value		Transfers to		Balance at
	December 31, 2022		Adjustments(1)		5-Year Public Warrants		June 30, 2023
	Warrants	Amount	Warrants	Amount	Warrants	Amount	Warrants	Amount
5-Year Private Warrants	9,126,515	$786	—	$(181)	(6,540,491)	$(546)	2,586,024	$59

	Balance at		Fair Value		Balance at
	December 31, 2021		Adjustments(1)		June 30, 2022
	Warrants	Amount	Warrants	Amount	Warrants	Amount
5-Year Private Warrants	9,478,830	$664	—	$1,611	9,478,830	$2,275
Seller Warrants	12,721,901	5	—	4	12,721,901	9
Total	22,200,731	$669	—	$1,615	22,200,731	$2,284
(1)Liability classified warrants are subject to fair value remeasurement at each balance sheet date in accordance with FASB Accounting Standard Codification (“ASC”) Topic 815-40, Contracts on Entity’s Own Equity. As a result, fair value adjustments related exclusively to the Company’s liability classified warrants. See Note 20 – Fair Value Measurements for further detail on the fair value of the Company’s liability classified warrants.
The following table summarizes additional information on the Company’s outstanding warrants as of June 30, 2023:

	Exercise Price	Exercise Period	Expiration Date	Warrants Outstanding(1)
5-Year Private Warrants	$11.50	5 years	May 29, 2025	2,586,024
(1)On October 22, 2022, the Seller Warrants expired pursuant to their terms and as of such time were no longer exercisable or outstanding. The remaining warrants outstanding totaled 9,403,629 at the time of expiration.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
5-Year Private Warrants
The 5-Year Private Warrants cannot be redeemed and can be exercised on a cashless basis if the 5-Year Private Warrants are held by the initial purchasers or their permitted transferees. If the 5-Year Private Warrants are transferred to someone other than the initial purchasers or their permitted transferees, such warrants become redeemable by the Company under substantially the same terms as the 5-Year Public Warrants. Since the original issue of private warrants, transfers from 5-Year Private Warrants totaled 7,653,976, including 6,540,491 during the six months ended June 30, 2023, and therefore became classified as 5-Year Public Warrants.
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

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
Equity Classified Warrants
The following tables summarize the Company’s outstanding equity classified warrants included in Additional paid-in capital on the Condensed Consolidated Balance Sheets (in thousands, except warrant amounts):

	Balance at December 31, 2021		Warrant Issuances		Balance at June 30, 2022
	Warrants	Amount	Warrants	Amount	Warrants	Amount
5-Year Public Warrants	24,811,068	$28,912	—	$—	24,811,068	$28,912
Public Offering Warrants	9,583,334	12,938	—	—	9,583,334	12,938
Private Placement Offering Warrants	—	—	46,816,480	25,604	46,816,480	25,604
Total	34,394,402	$41,850	46,816,480	$25,604	81,210,882	$67,454

	Balance at December 31, 2022		Transfers from 5-Year Private Warrants(1)		Balance at June 30, 2023

	Warrants	Amount	Warrants	Amount	Warrants	Amount
5-Year Public Warrants	25,163,383	$28,954	6,540,491	$546	31,703,874	$29,500
Public Offering Warrants	9,583,334	12,938	—	—	9,583,334	12,938
Private Placement Offering Warrants	46,816,480	25,604	—	—	46,816,480	25,604
Total	81,563,197	$67,496	6,540,491	$546	88,103,688	$68,042
(1)See Note 13 – Warrant Liabilities for additional details regarding transfers from 5-Year Private Warrants.
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

March 15, 2022
Expected term (years)	5
Risk-free interest rate	2.1%
Expected volatility	118.4%
Expected dividend yield	—
The following table summarizes additional information on the Company’s outstanding warrants as of June 30, 2023:

	Exercise price	Exercise period	Expiration date	Warrants outstanding
5-Year Public Warrants	$11.50	5 years	May 29, 2025	31,703,874
Public Offering Warrants	$10.50	5 years	October 6, 2025	9,583,334
Private Placement Offering Warrants	$1.068	5 years	March 15, 2027	46,816,480

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
15. Revenues
The table below is a summary of the Company’s gold and silver sales (in thousands, except ounces sold amounts):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	Amount	Ounces Sold	Amount	Ounces Sold	Amount	Ounces Sold	Amount	Ounces Sold
Gold sales	$—	—	$3,695	1,966	$—	—	$12,601	6,740
Silver sales	—	—	136	5,940	—	—	396	16,879
Total	$—		$3,831		$—		$12,997
While the Company is not obligated to sell any of its gold and silver to one customer, the majority of gold and silver sales during both the three and six months ended June 30, 2022 were to two customers. For the three and six months ended June 30, 2022, 65.2% and 79.4% of revenue was attributable to sales to one customer, respectively.
16. Stock-Based Compensation
HYMC 2020 Performance and Incentive Pay Plan (“PIPP”)
On June 2, 2022, the Company’s stockholders approved an amendment to the PIPP that increased the number of authorized shares of common stock available for issuance by 12.0 million shares of common stock. As a result, 14,508,002 shares are authorized for issuance under the PIPP. As of June 30, 2023, all awards granted under the PIPP were in the form of restricted stock units to employees, directors, or consultants of the Company. As of June 30, 2023, there were 4,651,562 shares available for issuance under the PIPP.
For restricted stock units granted prior to August 2020, a price per share was not determined upon the grant date. The number of shares of common stock of the Company to be issued upon vesting was calculated on the vesting date that was either the second or third anniversary of the date of the grant or the annual date the compensation committee determined the achievement of the corporate performance targets. Such unvested restricted stock unit awards were included in Other liabilities until each vesting date when the amount was transferred to Additional paid-in capital. As of June 30, 2023, there were no remaining restricted stock unit grants outstanding required to be accounted for as Other liabilities. Prior to each vesting date, the Company estimated the number of shares of common stock to be issued upon vesting using the closing share price of its common stock on the last day of each reporting period as quoted on the Nasdaq Capital Market.
The following table summarizes the Company’s unvested share awards outstanding under the PIPP:

	Six Months Ended June 30,
	2023	2022
Unvested at beginning of year(1)	3,547,153	2,210,911
Granted	4,916,912	2,466,042
Impact of fluctuations in share price(2)	—	(457,084)
Canceled/forfeited	(116,207)	(203,383)
Vested(3)	(1,680,414)	(792,249)
Unvested end of period(1)	6,667,444	3,224,237
(1)As of June 30, 2022 unvested at the beginning of year and unvested end of period includes liability-based awards for which the number of units awarded was not determined until the vesting date. The number of liability-based award units included in this amount are estimated using the market value of the Company’s common shares as of the end of each reporting period.
(2)As of June 30, 2022 the impact of fluctuations in share price represents the difference between liability-based awards estimated as of March 31, 2022 and December 31, 2021.
(3)As of June 30, 2023, 20,768 restricted stock units vested and the corresponding issuance of shares of common stock was deferred as the Company was under a trading blackout as of the date of vesting. The shares of common stock will be issued upon expiration of the trading blackout.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
17. Income Taxes
The Company’s anticipated annual tax rate is impacted primarily by the amount of taxable income associated with each jurisdiction in which its income is subject to income tax and permanent differences between the financial statement carrying amounts and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.
The Company incurred no net income tax expense or benefit for the three and six months ended June 30, 2023 and 2022. The effective tax rate for both the three and six months ended June 30, 2023 and 2022 was Nil. The effective tax rate differed from the statutory rate during each period primarily due to changes in the valuation allowance established to offset net deferred tax assets.
18. Loss Per Share
The table below summarizes the Company’s basic and diluted loss per share calculations (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(13,889)	$(8,982)	$(27,798)	$(31,042)

Weighted average shares outstanding
Basic	200,820,986	197,116,341	200,547,312	139,479,103
Diluted	200,820,986	197,116,341	200,547,312	139,479,103

Basic loss per common share	$(0.07)	$(0.05)	$(0.14)	$(0.22)
Diluted loss per common share	$(0.07)	$(0.05)	$(0.14)	$(0.22)

Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period.
Due to the Company’s net loss during the three and six months ended June 30, 2023 and 2022, respectively, there was no dilutive effect of common stock equivalents because the effects of such would have been anti-dilutive. The following table summarizes the shares excluded from the weighted average number of shares of common stock outstanding, as the impact would be anti-dilutive (in thousands):

	June 30,
	2023	2022
Warrants(1)	90,690	94,259
Restricted stock units	6,667	3,224
Total	97,357	97,483
(1)As of June 30, 2022, Warrants included 3.6 million shares of common stock issuable upon exercise of the 12.7 million outstanding Seller Warrants.

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

	Three Months Ended June 30,			Six months ended June 30,
	Hycroft Mine	Corporate and Other	Total	Hycroft Mine	Corporate and Other	Total
2023
Operating costs	$7,861	$3,706	$11,567	$16,055	$7,045	$23,100
Loss from operations	(7,861)	(3,706)	(11,567)	(16,055)	(7,045)	(23,100)
Interest expense – Note 8	—	(4,587)	(4,587)	—	(9,023)	(9,023)
Interest income	612	1,509	2,121	1,076	2,983	4,059
Fair value adjustment to warrants – Notes 10 and 18	—	59	59	—	181	181
Gain on sale of equipment	85	—	85	85	—	85
Net loss	$(7,164)	$(6,725)	$(13,889)	$(14,894)	$(12,904)	$(27,798)

2022
Revenues – Note 13	$3,831	$—	$3,831	$12,997	$—	$12,997
Cost of sales	6,817	—	6,817	23,789	—	23,789
Other operating costs	253	5,248	5,501	1,393	8,320	9,713
Loss from operations	(3,239)	(5,248)	(8,487)	(12,185)	(8,320)	(20,505)
Interest expense – Note 8	(2)	(4,196)	(4,198)	(6)	(9,538)	(9,544)
Fair value adjustment to warrants – Notes 10 and 18	—	3,706	3,706	—	(1,615)	(1,615)
Interest income	20	—	20	20	—	20
Gain on sale of equipment	(23)	—	(23)	602	—	602
Net loss	$(3,244)	$(5,738)	$(8,982)	$(11,569)	$(19,473)	$(31,042)

	June 30, 2023			December 31, 2022
	Hycroft Mine	Corporate and Other	Total	Hycroft Mine	Corporate and Other	Total
Total Assets	$82,783	$139,947	$222,730	$102,057	$146,897	$248,954
20. Fair Value Measurements
Recurring fair value measurements
The following table sets forth by level within the fair value hierarchy, the Company’s liabilities measured at fair value on a recurring basis (in thousands).

	Hierarchy Level	June 30, 2023	December 31, 2022
5-Year Private Warrants	2	$59	$786
The 5-Year Private Warrants are valued using a Black-Scholes model that requires a variety of inputs including the Company's stock price, the strike price of the 5-Year Private Warrants, the risk-free rate, and the implied volatility. As the terms of the 5-Year Private Warrants are identical to the terms of the 5-Year Public Warrants except that the 5-Year Private Warrants,

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
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
Items disclosed at fair value
Debt, net
The Sprott Credit Agreement and the Subordinated Notes are privately held and, as such, there is no public market or trading information available for such debt instruments. As of June 30, 2023 and December 31, 2022, the fair value of the Company’s debt instruments was $135.2 million and $130.7 million, respectively, compared to the carrying value of $139.6 million and $134.7 million as of June 30, 2023 and December 31, 2022, respectively. The fair value of the principal of the Company’s debt instruments, including capitalized interest, was estimated using a market approach in which pricing information for publicly traded, non-convertible debt instruments with speculative ratings were analyzed to derive a mean trading multiple to apply to the June 30, 2023 balances.
21. Supplemental Cash Flow Information
The following table provides supplemental cash flow information (in thousands):

	Six Months Ended June 30,
	2023	2022
Cash interest paid	$3,023	$2,591

Significant non-cash financing and investing activities:
Increase in debt from in-kind interest	4,667	4,766
Debt issuance costs paid in-kind	—	3,300
Liability based restricted stock units transferred to equity	—	77
Stock issuance – other	—	158
Property, plant and equipment, net additions included in Accounts payable and accrued expenses	—	163
Accrual of equity issuance costs in Accounts payable and accrued expenses	—	1,789
22. Commitments and Contingencies
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
The Company expenses legal fees and other costs associated with legal proceedings as incurred. The Company assessed, in conjunction with its legal counsel, the need to record a liability related to the Complaint and determined that a loss was not probable nor reasonably estimable. Litigation accruals are recorded when, and if, it is determined that a loss related matter is both probable and reasonably estimable. Material loss contingencies that are reasonably possible of occurrence, if any, are subject to disclosure. No losses have been recorded during the three and six months ended June 30, 2023 and 2022 with respect to litigation or loss contingencies.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
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
Financial commitments and contingencies not recorded in the Financial Statements
As of June 30, 2023 and December 31, 2022, the Company’s off-balance sheet arrangements consisted of a net smelter royalty arrangement and a net profit royalty arrangement.
Crofoot Royalty
A portion of the Hycroft Mine is subject to a 4% net profit royalty be paid to the previous owner of certain patented and unpatented mining claims (“Crofoot Royalty”). The mining lease also requires an annual advance payment of $120,000 every year mining occurs on the leased claims. All advance annual payments are credited against the future payments due under the 4% net profit royalty. An additional payment of $120,000 is required for each year total tons mined on the leased claims exceeds 5.0 million tons. As the Company ceased mining operations in November 2021, the Company was not required to pay the annual advance payment of $120,000 in 2022 or 2023. The total payments due under the mining lease are capped at $7.6 million, of which the Company has paid or accrued $3.1 million and included $0.6 million in Prepaids in the Unaudited Condensed Consolidated Balance Sheets as of June 30, 2023.
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
At both June 30, 2023 and December 31, 2022, the estimated net present value of the Company’s net smelter royalty was $146.7 million. The net present value of the Company’s net smelter royalty was modeled using the following level 3 inputs: (i) market consensus inputs for future gold and silver prices; (ii) a precious metals industry consensus discount rate of 5.0%; and (iii) estimates of the Hycroft Mine’s life-of-mine gold and silver production volumes and timing.
23. Related Party Transaction
As of June 30, 2023, Ausenco Engineering South USA, Inc. (“Ausenco”) and AMC were considered related parties. The Company’s President and Chief Executive Officer is currently a non-executive director for Ausenco’s parent company Board of Directors. Additionally, an AMC representative serves on the Company’s Board of Directors. During the three and six months ended June 30, 2023, the Company paid an aggregate of $0.1 million to Ausenco for the preparation of the 2023 Hycroft TRS and AMC for directors fees. During the three and six months ended June 30, 2022, the Company paid $0.1 million and $1.1 million to Ausenco for work performed on preparing an Acid POX milling technical study. As of June 30, 2023, AMC is entitled to receive 180,069 shares of common stock upon the future vesting of restricted stock units.
Certain amounts of the Company’s indebtedness have historically, and with regard to the $80.0 million of Subordinated Notes, been held by five financial institutions. As of June 30, 2023, none of the financial institutions held more than 10% of the common stock of the Company. As of June 30, 2022, one of the financial institutions, Mudrick, held more than 10% of the common stock of the Company and, as a result, was considered a related party in accordance with ASC 850, Related Party Disclosures. For the three and six months ended June 30, 2022, Interest expense included $1.0 million and $2.0 million, respectively, for the debt held by Mudrick and as of December 31, 2022, Mudrick held $42.9 million of Debt, net.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion, which has been prepared based on information available to us as of July 25, 2023, provides information that we believe is relevant to an assessment and understanding of our consolidated operating results and financial condition. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2023 (the “Financial Statements”) and the notes thereto (the “Notes”) included in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2023, as well as our other reports filed with the SEC from time to time, including, but not limited to, our Annual Report on Form 10-K for the year ended December 31, 2022. Terms not defined herein have the same meaning defined in the Financial Statements and the Notes.
Introduction to the Company
We are a U.S.-based gold and silver exploration and development company that owns the Hycroft Mine in Nevada, USA. We are focused on exploring the Hycroft Mine’s mining claims comprising approximately 64,085 acres, developing the Hycroft Mine in a safe, environmentally responsible, and cost-effective manner and building a multi-asset mining company. We ceased mining activities in November 2021, and completed processing of gold and silver ore previously placed on leach pads as of December 31, 2022. We do not expect to generate revenues from gold and silver sales until after developing the Hycroft Mine and recommencing mining operations.
Health and Safety
We believe that safety is a core value and support that belief through our philosophy of safe work performance. Our mandatory mine safety and health programs include employee engagement and ownership of safety performance, accountability, employee and contractor training, risk management, workplace inspection, emergency response, accident investigation, anti-harassment, and program auditing. This integrated approach is essential to ensure that our employees, contractors, and visitors operate safely.
We reported no lost time incidents during the first half of 2023 and achieved one million workhours without a lost time incident as of June 30, 2023. The Hycroft Mine’s total recordable injury frequency rate (“TRIFR”) for the trailing 12 months, which includes other reportable incidents, is one of the metrics we use to assess safety performance, and it is well below industry averages and significantly below historical levels experienced at the Hycroft Mine. During the first half of 2023, we continued our critical focus on safety, including allocating personnel, resources, workforce time, and communications to operate safely. These actions contributed to maintaining our TRIFR of Nil (0.00) at June 30, 2023 and December 31, 2022. We will continue our safety efforts to reach the level of safety we expect and need to keep our workforce, contractors, and visitors safe.
Executive Summary
During the second quarter of 2023, we initiated Phase 2 of the 2022-2023 exploration drill program, advanced the metallurgical and variability test work that is expected to be completed in the third quarter of 2023, and continued to analyze drill assay data and information received during Phase 1 of the 2022-2023 exploration drill program involving reverse circulation (“RC”) and core drilling that began in the third quarter of 2022. In March 2023, the Company completed the 2023 Hycroft TRS using a conventional crushing, grinding, and flotation circuit that generates a concentrate to be fed to a pressure oxidation (“POX”) autoclave facility commonly used for refractory gold ores.

Recent Developments
2022-2023 exploration drill program
In July 2022, the Company launched its 2022-2023 exploration drill program, which is the largest exploration program at the Hycroft Mine in nearly a decade. The 2022-2023 exploration drill program is comprised of RC drilling and core drilling. The overall focus of the 2022-2023 exploration drill program is to improve the understanding of the higher-grade intercepts identified during the 2021 drill program, better understand the mineralization controls, test exploration targets outside the currently known deposits, and develop opportunities to mine higher-grade ore early in the mine plan enhancing the project’s economics. As part of the Phase 2 drilling in 2023, approximately 4,600 meters of RC drilling were completed and 1,100 meters of core have been completed on targets within the resource area focused on enhancing project economics. Exploration work outside of the resource area includes geophysics and soil sample programs in high priority target areas highlighted from the hyperspectral work completed in 2022. The results of this work are pending and expected in the third quarter 2023.

Exploration drill permits
During the second quarter of 2023 and in mid-July 2023, the Company obtained drill permits for step-out exploration targets that currently lie outside of the current resource footprint. These exploration permits cover areas outside the current plan of operations, targeting potential high-grade deposits. The Company continues to identify additional high potential exploration targets on its land outside the current plan of operations through exploration groundwork, geophysics, and continued review of the data in order to enhance our resource portfolio and identify additional avenues for sustainable growth.
Finalized Initial Assessment Technical Report
The Company and its third-party consultants completed and filed with the SEC the 2023 Hycroft TRS with an effective date of March 27, 2023. The 2023 Hycroft TRS included a mineral resource estimate for the Hycroft Mine that is based on a POX process. The POX process included in the 2023 Hycroft TRS is a conventional crushing, grinding, and flotation circuit that generates a concentrate to be fed to an autoclave facility commonly used for refractory gold ores in this region. The 2023 Hycroft TRS included measured and indicated mineral resources of 10.6 million ounces of gold and 360.7 million ounces of silver (15.2 million gold equivalent ounces) and inferred mineral resources of 3.4 million ounces of gold and 96.1 million ounces of silver (4.6 million gold equivalent ounces), that are contained in oxide, transitional, and sulfide ores. For this study, Independent Mining Consultants, Inc. developed the Hycroft Mine resource block model that includes 1981 to 2022 data generated from 5,601 holes, representing 2,588,826 feet of drilling. The mineral resources were estimated based upon results of the 2023 Hycroft TRS, as determined in accordance with the requirements of the Modernization Rules.
Metallurgical and variability test work
During the six months ended June 30, 2023, the Company continued the metallurgical and flotation variability test work necessary for designing a sulfide milling operation. This work will establish (i) a comprehensive and current understanding of how each geologic domain will perform during operations; and (ii) the processing components and reagents required to optimize gold and silver recoveries. Our ongoing metallurgical and flotation test work has yielded promising results that will add additional value to the Hycroft Mine. The Company is working with consultants to complete this work and expects to receive all test results in the third quarter of 2023. The results to date have been very encouraging and they provided a direction for additional process development, provided concentrate material for pressure oxidation testing, and further refined the crushing and grinding studies. These results, and results from the 2022-2023 exploration drill program, will be used for designing the mine plan, the type and size of the mill circuit configuration, and the ore haul truck size specifications, among other engineering requirements.
2023 Outlook
The Company’s current plan is to (i) operate safely as it undertakes Phase 2 of the 2022-2023 exploration drill program; (ii) complete the metallurgical test work associated with the 2021 drill program and variability test work program; (iii) complete the evaluation of results from Phase 1 of the Company’s 2022-2023 exploration drill program; and (iv) advance the process flow sheet for a pre-feasibility study for recovering gold and silver from sulfide ore. Utilizing the assay results from the 2022-2023 drill program and variability test work program, the pre-feasibility study will include trade-off studies and alternative analyses. Some alternative analyses currently contemplated include evaluating grinding methods including high-pressure grinding rolls, reviewing alternative flotation cell configurations, completing a trade-off study for roasting equipment, evaluating sludge and slurry thickening equipment options, and reviewing different tank designs for carbon-in-leach technology. The pre-feasibility study is currently targeted for completion in the first half of 2024.

Hycroft Mine
Operations
The following table provides a summary of operating results for the Hycroft Mine:

		Three Months Ended June 30,		Six Months Ended June 30,
		2023	2022	2023	2022
Ounces recovered – gold	(oz)	—	6,487	—	10,924
Ounces recovered – silver	(oz)	—	18,566	—	30,515

Ounces sold – gold	(oz)	—	1,966	—	6,740
Ounces sold – silver	(oz)	—	5,940	—	16,879

Average realized sales price – gold	($/oz)	$—	$1,880	$—	$1,870
Average realized sales price – silver	($/oz)	$—	$22.96	$—	$23.43
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
Results of Operations
Revenues
The table below summarizes revenue from gold and silver sales, ounces sold and average realized prices for the following periods (in thousands, except ounces sold and per ounce amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Gold revenue	$—	$3,695	$—	$12,601
Gold ounces sold	—	1,966	—	6,740
Average realized price (per ounce)	$—	$1,880	$—	$1,870

Silver revenue	$—	$136	$—	$396
Silver ounces sold	—	5,940	—	16,879
Average realized price (per ounce)	$—	$22.96	$—	$23.43
During the year ended December 31, 2022, the Company completed processing of gold and silver ore previously placed on leach pads prior to ceasing mining operations in 2021. As a result, the Company does not expect to generate revenues from gold and silver sales until after developing the Hycroft Mine and recommencing mining operations.
Production costs
For the three and six months ended June 30, 2023, the Company recognized Nil in Production costs, compared to $3.6 million and $13.2 million, respectively, or $1,848 and $1,961, per ounce of gold, sold during the same periods of 2022. As the Company did not generate revenue during the three and six months ended June 30, 2023, the Company did not have Production costs or Cost of sales. The Company does not expect to incur Production costs related to Cost of sales until after it begins generating revenue, as discussed above.

Mine site period costs
During the three and six months ended June 30, 2023, the Company recorded $2.8 million and $6.6 million, respectively, of Mine site period costs for costs related to maintaining and operating the Hycroft Mine, including environmental, maintenance and administration costs. Effective January 1, 2023, the Company began reporting amounts for Mine site period costs as Operating Expenses as this presentation aligns with how the business will be viewed and managed until such time that the Company develops the Hycroft Mine and recommences mining operations.
During the three and six months ended June 30, 2022, inclusive of depreciation and amortization, the Company recorded $2.6 million and $9.0 million, respectively, of Mine site period costs that were included in Cost of sales. Such period costs were generally the result of costs related to activities at the Hycroft Mine that do not qualify for capitalization to production-related inventories or adjustments to production inventories that were the result of recurring or significant downtime or delays, unusually high levels of repairs, inefficient operations, overuse of processing reagents, inefficient cost-volume structures, or other unusual costs and activities, and cannot be recorded to production-related inventories based on the threshold established by the calculation of the estimated net realizable value per ounce of gold.
Projects, exploration, and development
During the three and six months ended June 30, 2023, Projects, exploration, and development costs totaled $5.3 million and $8.8 million, respectively, compared to $0.2 million and $1.2 million, respectively, for the same periods of 2022. Projects, exploration, and development costs were related to: (i) completing technical studies; (ii) conducting geological studies; (iii) oversight and project management; and (iv) exploration drilling, engineering, and metallurgical activities. The increase of $5.1 million and $7.6 million, respectively, during the three and six months ended June 30, 2023 was the result of the Phase 1 of the Company’s 2022-2023 Exploration Program that was initiated in July 2022. Phase two of the exploration program was initiated in April 2023. There was no comparable exploration drill program during the 2022 period.
General and administrative
During the three and six months ended June 30, 2023, General and administrative expenses totaled $3.7 million and $7.0 million, respectively, compared to $5.2 million and $8.3 million, respectively, during the same period of 2022. The decrease of $1.5 million and $1.3 million, respectively, during the three and six months ended June 30, 2023, was primarily due to bringing legal and accounting services in house, with less reliance on outside contractors.
Depreciation and amortization
Depreciation and amortization was $0.7 million and $1.4 million, respectively, for the three and six months ended June 30, 2023, compared to $0.6 million and $1.6 million, respectively, during the same periods of 2022. The decrease in total depreciation and amortization costs was largely due to the cessation of depreciation of the test leach pads in July 2022 as they were fully depreciated.
Effective January 1, 2023, the Company began reporting amounts for Depreciation and amortization as Operating Expenses as this presentation aligns with how the business will be viewed and managed until such time that the Company develops the Hycroft Mine and recommences mining operations. Prior to January 1, 2023, Depreciation and amortization was presented as Cost of sales.
Interest expense
As discussed in Note 9 – Debt, Net in the Notes to the Financial Statements, Interest expense totaled $4.6 million and $9.0 million, respectively, during the three and six months ended June 30, 2023, compared to $4.2 million and $9.5 million, respectively, during the same periods in 2022.
The increase of $0.4 million for the three months ended June 30, 2023 compared to the same period in 2022 was the result of an increase in the floating interest rate.
The decrease of $0.5 million for the six months ended June 30, 2023 compared to the same period in 2022 was the result of a decrease in the outstanding obligation for the Sprott Credit Agreement as the Company prepaid portions of the balance in

March 2022 and November 2022. In addition, a portion of the Subordinated Notes balance was paid in November 2022; partially offset by quarterly interest payments that are paid in-kind as additional indebtedness.
Interest income
Interest income totaled $2.1 million and $4.1 million, respectively, for the three and six months ended June 30, 2023. In July 2022, the Company invested a portion of its cash balances in AAAm rated U.S. Government Money Market Funds that are readily convertible to cash. These investments earned the Company $1.5 million and $3.0 million, respectively, in interest during the three and six months ended June 30, 2023. In addition, the Company earned $0.4 million and $0.7 million, respectively, on its Restricted cash and $0.2 million and $0.4 million, respectively, from the Equipment Purchase Agreement related to Assets held for sale during the three and six months ended June 30, 2023. The Company began earning interest on its investment accounts and Restricted cash accounts in July 2022.
Fair value adjustments to warrants
During the three and six months ended June 30, 2023, the Fair value adjustments to warrants resulted in a non-cash gain of $0.1 million and $0.2 million, respectively, that was primarily due to a decrease in the underlying trading price of the Company’s common stock.
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
Income taxes
The Company incurred no net income tax expense or benefit for either the three or six months ended June 30, 2023 or 2022.
For additional details, see Note 17 – Income Taxes in the Notes to the Financial Statements.
Liquidity and Capital Resources
General
The Company’s Cash and cash equivalents at June 30, 2023, was $117.1 million as compared with $142.0 million at December 31, 2022. As discussed in Note 14 – Stockholders’ Equity in the Notes to the Financial Statements, the Company raised gross proceeds of approximately $194.4 million in March 2022, before deduction of commissions and expenses, through the following equity financings:
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
Cash and liquidity
The Company has placed substantially all its unrestricted cash in operating and investing accounts with a well-capitalized financial institution, thereby ensuring balances remain readily available. The Company uses AAAm rated U.S. Government Money Market Funds for its unrestricted cash investments. Due to the nature of its operations and the composition of current assets, Cash and cash equivalents, Income tax receivable, and Assets held for sale represent substantially all the liquid assets on hand.
The following table summarizes projected sources of future liquidity, as recorded within the Financial Statements (in thousands):

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$117,064	$141,984
Accounts receivable	—	2,771
Income tax receivable	1,530	1,530
Assets held for sale, net of option payments received of $1.2 million(1)	5,998	6,098
Total projected sources of future liquidity	$124,592	$152,383
(1)In August 2022, the Company entered into an Equipment Purchase Agreement to sell one ball mill and one semi-autogenous mill (“SAG mill”) for consideration of $12.0 million. The Company amended the Equipment Purchase Agreement in December 2022 to include a sub-station transformer for an additional amount of $1.6 million for a total amended equipment purchase price amount of $13.6 million, of which the Company has received payments totaling $1.2 million. The buyer has elected to extend the final payment of $12.4 million up to June 30, 2024 at an interest rate of 5% per annum on the outstanding balance for the ball mill and SAG mill from January 1, 2023 through March 31, 2023 and 7.5% per annum on any outstanding balance from April 1, 2023 until June 30, 2024.

Six months ended June 30, 2023 compared to six months ended June 30, 2022
The following table summarizes sources and uses of cash for the following periods (in thousands):

	Six Months Ended June 30,
	2023	2022
Net loss	$(27,798)	$(31,042)
Net non-cash adjustments	7,944	10,729
Net change in operating assets and liabilities	(2,580)	(1,770)
Net cash used in operating activities	(22,434)	(22,083)
Net cash (used in) provided by investing activities	(623)	2,783
Net cash (used in) provided by financing activities	(1,163)	163,956
Net (decrease) increase in cash	(24,220)	144,656
Cash, cash equivalents, and restricted cash, beginning of period	175,966	46,635
Cash, cash equivalents, and restricted cash, end of period	$151,746	$191,291
Cash used in operating activities
During the six months ended June 30, 2023, the Company used $22.4 million of cash in operating activities primarily attributable to a net loss of $27.8 million, the cash impact of which was $19.9 million. There was a $2.6 million deficit to working capital, including cash used to reduce Accounts payable and accrued liabilities of $2.4 million and Other liabilities of $1.2 million, and an increase in Prepaids and deposits of $1.8 million, partially offset by $2.8 million cash received on the collection of Accounts receivable as the Company collected its remaining receivables related to gold and silver sales during 2022. The largest non-cash item included in net loss during the six months ended June 30, 2023, was Non-cash portion of interest expense of $6.0 million.
For the six months ended June 30, 2022, the Company used $22.1 million of cash in operating activities primarily attributable to a net loss of $31.0 million, the cash impact of which was equal to $20.3 million, and $1.8 million provided by working capital, that included $3.9 million decrease for production-related inventories as the Company continued to process the remaining gold and silver ore on its leach pads that was partly offset by cash used to reduce Accounts payable of $1.6 million. The largest non-cash items included in net loss during the six months ended June 30, 2022, included a loss of $1.6 million from Fair value adjustments to warrants and Non-cash portion of interest expense of $6.9 million.
Cash (used in) provided by investing activities
During the six months ended June 30, 2023, investing activities used cash of $0.6 million primarily attributable to Additions to property, plant and equipment of $0.7 million, partially offset by Proceeds from sale of equipment of $0.1 million.
For the six months ended June 30, 2022, investing activities provided cash of $2.8 million primarily from the sale of assets included in Assets held for sale, for gross proceeds of $1.9 million, and other mobile mine equipment and materials and supplies for gross proceeds of $1.4 million. In addition, the Company purchased mobile mine equipment of $0.5 million.
Cash (used in) provided by financing activities
During the six months ended June 30, 2023, financing activities used cash of $1.2 million that was primarily related to Principal payments on debt and Principal payments on notes payable of $1.1 million.
During the six months ended June 30, 2022 cash provided by financing activities of $164.0 million was primarily related to the equity offerings completed during the period: (i) the Private Placement offering completed on March 15, 2022 for gross proceeds of $55.9 million, and (ii) the ATM Program completed on March 25, 2022 for net proceeds of $133.6 million. These amounts were offset by the required prepayments under the Second A&R Agreement of $24.4 million, including $0.5 million of additional interest.

Future capital and cash requirements
The following table provides the Company’s gross contractual cash obligations as of June 30, 2023, that are grouped in the same manner as they are classified in the Unaudited Condensed Consolidated Statement of Cash Flows in order to provide a better understanding of the nature of the obligations and to provide a basis for comparison to historical information. The Company believes that the following provides the most meaningful presentation of near-term obligations expected to be satisfied using current and available sources of liquidity (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating activities:
Net smelter royalty(1)	$240,500	$—	$—	$—	$240,500
Remediation and reclamation expenditures(2)	76,795	—	4,717	4,890	67,188
Interest payments(3)	21,092	4,299	12,862	3,930	—
Crofoot Royalty(4)	4,344	—	—	—	4,344
Financing activities:
Repayments of debt principal(3)	144,339	127	141	144,072	—
Additional interest payments(5)	4,949	2,200	2,749	—	—
Total	$492,019	$6,626	$20,469	$152,892	$312,032
(1)Under the Sprott Royalty Agreement, the Company is required to pay a perpetual royalty equal to 1.5% of the Net Smelter Returns from the Hycroft Mine, payable monthly that also includes an additional amount for withholding taxes payable by the royalty holder. Amounts presented above incorporate mineral resource estimates as reported in the 2023 Hycroft TRS.
(2)Mining operations are subject to extensive environmental regulations in the jurisdictions in which they are conducted, and we are required, upon cessation of operations, to reclaim and remediate the lands that our operations have disturbed. The estimated undiscounted inflated cash outflows of these remediation and reclamation obligations are reflected here. In the above presentation, no offset has been applied for the $58.3 million of our reclamation bonds or for the $34.7 million of cash collateral for those bonds included in Restricted Cash.
(3)Repayments of principal on debt consists of amounts due under the Sprott Credit Agreement (as amended by the Second A&R Agreement), the Subordinated Notes and notes payable for equipment purchases. Included in the repayment of the Subordinated Notes principal is interest that has been capitalized as payable in-kind on a quarterly basis, and on a monthly basis for the Sprott Credit Agreement (as amended by the Second A&R Agreement and the Second Amendment to the Second A&R Credit Agreement) for the first 12 months after the initial advance. Also included in the repayment of the Sprott Credit Agreement is the $3.3 million fee that has been capitalized as payable in-kind in connection with the Second A&R Agreement. See Note 9 – Debt, Net in the Notes to the Financial Statements for additional information.
(4)The Company is required to pay a 4% net profit royalty, including advance royalty payments of $120,000 in any year where mining occurs on the Crofoot claims and an additional $120,000 if tons mined from the Crofoot claim blocks exceed 5.0 million tons. See Note 22 – Commitments and Contingencies in the Notes to the Financial Statements for additional information. Amounts shown represent the current estimates of cash payment timing using consensus pricing for gold and silver.
(5)Additional interest payments consist of repayments of additional interest under the Sprott Credit Agreement (as amended by the Second A&R Agreement), commencing February 28, 2021 (with the first cash payment due three months after such date) and ending on May 31, 2025. See Note 9 – Debt, Net in the Notes to the Financial Statements for additional information.
Debt covenants
The Company’s debt agreements contain representations and warranties, events of default, restrictions and limitations, reporting requirements, and covenants that are customary for agreements of these types.
The Sprott Credit Agreement (as amended by the Second A&R Agreement and the Second Amendment to the Second A&R Agreement) contains covenants that, among other things, restrict or limit the ability of the Company to enter into encumbrances (other than Permitted Encumbrances), incur indebtedness (other than Permitted Indebtedness), dispose of its assets (other than Permitted Disposals), pay dividends, and purchase or redeem shares, as such terms are defined in the Sprott Credit Agreement (as amended by the Second A&R Agreement and the Second Amendment to the Second A&R Agreement). The Sprott Credit Agreement (as amended by the Second A&R Agreement and the Second Amendment to the Second A&R Agreement) requires the Company to ensure that, at all times, both its Working Capital and Unrestricted Cash are at least $15.0 million, as such terms are defined in the Sprott Credit Agreement (as amended by the Second A&R Agreement and the Second Amendment to the Second A&R Agreement), and that at least every six months the Company demonstrates its ability to repay and meet all present and future obligations as they become due with a financial model that uses consensus gold prices discounted by 5.0%. The Subordinated Notes include customary events of default, including those relating to a failure to pay principal or interest, a breach of a covenant, representation or warranty, a cross-default to other indebtedness, and non-compliance with security documents. As of June 30, 2023, the Company was in compliance with all covenants under its debt agreements.
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
On May 24, 2023, the Company’s stockholders approved a proposed amendment of the Company’s second amended and restated certificate of incorporation (the “Certificate of Incorporation”) to effectuate a reverse stock split of the Company’s outstanding shares of Class A common stock, par value $0.0001 per share, at a ratio of no less than 1-for-10 and no more than 1-for-25, with such ratio to be determined at the sole discretion of the Board (the “Reverse Stock Split”). Pursuant to the terms of the Waiver and Amendment, Lender agreed to waive certain provisions of the Sprott Credit Agreement so that the Company may effectuate the proposed Reverse Stock Split of the Company’s common stock, including amendment of the Certificate of Incorporation necessary to effectuate the Reverse Stock Split. The Reverse Stock Split will not be effectuated unless and until an amendment to the Certificate of Incorporation to effectuate the Reverse Stock Split is filed with the Delaware Secretary of State. The Board of Directors of the Company also may determine in its discretion to abandon such an amendment, and not effectuate the Reverse Stock Split. Except as set forth in the Waiver and Amendment, the Sprott Credit Agreement remains in full force and effect.

Off-balance sheet arrangements
As of June 30, 2023, the Company’s off-balance sheet arrangements consisted of a net profit royalty arrangement and a net smelter royalty arrangement (see Note 22 – Commitments and Contingencies in the Notes to the Financial Statements).
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
The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act as of June 30, 2023.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2023 to provide such reasonable assurance that information required to be disclosed by us, including our consolidated subsidiaries, in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure and is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.
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

Part II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
From time to time, the Company may be involved in various legal actions related to our business, some of which are class action lawsuits. The Company does not believe, based on currently available information, that contingencies related to any pending or threatened legal matter will have a material adverse effect on the Company’s Unaudited Condensed Consolidated Financial Statements, although a contingency could be material to the Company’s results of operations or cash flows for a particular period depending on its results of operations and cash flows for such period. Regardless of the outcome, litigation can have a material adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors.
Warrant Holder Litigation
Four pro se actions have been filed asserting claims for breach of contract and declaratory judgment arising from or directly relating to Warrants purportedly held by the Plaintiffs. In various forms, they allege that the Company or its predecessor entities breached the Warrant Agreement, dated October 22, 2015, and/or related Amendment Agreement, dated February 26, 2020. In sum, in all four actions, Plaintiffs allege, by or on behalf of “Warrant holders,” that the Company or its predecessor(s) breached these agreements by failing to make proper “Mechanical Adjustments” to the Warrants in accordance with terms of the Warrant Agreement upon the occurrence of certain business transactions and events, including the May 29, 2020, Business Combination. Two of the lawsuits have been served on the Company. The Company has filed a motion to consolidate the four actions.
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
,

10.1
Second Amendment to Second Amended and Restated Credit Agreement, dated July 1, 2023, by and among the registrant and Sprott Private Resource Lending II (Collector), LP, Sprott Resource Lending Corp., and certain subsidiaries of the registrant as guarantors (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on July 3, 2023).

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

HYCROFT MINING HOLDING CORPORATION (Registrant)

Date: July 26, 2023	By:	/s/ Diane R. Garrett
Diane R. Garrett President and Chief Executive Officer (Principal Executive Officer)

Date: July 26, 2023	By:	/s/ Stanton Rideout
Stanton Rideout Executive Vice President and Chief Financial Officer (Principal Financial Officer and Accounting Officer)