Form 10-Q
period 2023-09-30
HYCROFT MINING HOLDING CORP
filed 2023-10-31
CIK 1718405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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
(775) 304-0260
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	HYMC	The Nasdaq Stock Market LLC
Warrants to purchase common stock	HYMCW	The Nasdaq Stock Market LLC
Warrants to purchase common stock	HYMCL	The Nasdaq Stock Market LLC

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

As of October 30, 2023, there were 202,132,839 shares of the Company’s common stock and no shares of the Company’s preferred stock issued and outstanding.

HYCROFT MINING HOLDING CORPORATION
Quarterly Report on Form 10-Q

ITEM I. FINANCIAL STATEMENTS

HYCROFT MINING HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2023	December 31, 2022
	(unaudited)
Assets:
Cash and cash equivalents	$106,911	$141,984
Prepaids and deposits – Note 3	3,674	2,840
Materials and supplies inventories, net – Note 4	2,812	2,808
Income tax receivable	1,530	1,530
Interest receivable	518	459
Accounts receivable	—	2,771
Current assets	115,445	152,392
Property, plant, and equipment, net – Note 5	53,533	54,832
Restricted cash – Note 6	35,087	33,982
Assets held for sale – Note 7	7,148	7,148
Prepaids – Note 3	600	600
Total assets	$211,813	$248,954
Liabilities:
Accounts payable and accrued expenses – Note 8	$2,542	$5,644
Debt, net – Notes 9 and 20	2,328	2,328
Contract liabilities – Note 10	1,150	1,050
Other liabilities – Note 11	2,438	3,011
Current liabilities	8,458	12,033
Debt, net – Notes 9 and 20	140,041	132,690
Deferred gain on sale of royalty	29,837	29,837
Asset retirement obligation – Note 12	10,860	10,302
Warrant liabilities – Notes 13 and 20	21	786
Other liabilities – Note 11	17	—
Total liabilities	189,234	185,648
Commitments and contingencies – Note 22
Stockholders’ equity – Note 14
Common stock, $0.0001 par value; 1,400,000,000 shares authorized; 202,132,839 issued and outstanding at September 30, 2023, and 200,270,659 issued and outstanding at December 31, 2022	20	20
Additional paid-in capital	736,220	733,437
Accumulated deficit	(713,661)	(670,151)
Total stockholders’ equity	22,579	63,306
Total liabilities and stockholders’ equity	$211,813	$248,954
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

HYCROFT MINING HOLDING CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues – Note 15	$—	$8,758	$—	$21,755
Cost of sales:
Production costs	—	8,803	—	22,020
Depreciation and amortization – Note 2	—	1,025	—	2,577
Mine site period costs – Note 2	—	1,409	—	10,429
Total cost of sales	—	11,237	—	35,026
Operating expenses:
Projects, exploration, and development	7,200	7,011	15,974	8,200
General and administrative	2,765	3,032	9,810	11,352
Mine site period costs – Note 2	2,694	—	9,325	—
Gain on settlement of accrued liability – Note 8	—	—	(1,151)	—
Depreciation and amortization – Note 2	726	—	2,155	—
Accretion – Note 12	186	102	558	306
Loss from operations	(13,571)	(12,624)	(36,671)	(33,129)
Other (expense) income:
Interest expense – Note 9	(4,698)	(4,459)	(13,721)	(14,003)
Interest income	2,100	826	6,159	846
Fair value adjustment to warrants – Notes 13 and 20	1	1,133	182	(482)
Gain (loss) on sale of equipment and supplies inventories, net of commissions(1)	456	(725)	541	(123)
Net loss	$(15,712)	$(15,849)	$(43,510)	$(46,891)

Loss per share:
Basic – Note 18	$(0.08)	$(0.08)	$(0.22)	$(0.29)
Diluted – Note 18	$(0.08)	$(0.08)	$(0.22)	$(0.29)
Weighted average shares outstanding:
Basic – Note 18	201,954,021	199,207,092	201,021,368	159,607,217
Diluted – Note 18	201,954,021	199,207,092	201,021,368	159,607,217
(1)Certain items from prior years were reclassified in the financial statements to conform with the current year presentation.
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

HYCROFT MINING HOLDING CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows used in operating activities:
Net loss	$(43,510)	$(46,891)
Adjustments to reconcile net loss for the period to net cash used in operating activities:
Non-cash portion of interest expense – Note 9	9,096	10,129
(Gain) loss on fair value adjustment for warrant liabilities – Notes 13 and 20	(182)	482
Gain on settlement of accrued liability – Note 8	(1,151)	—
Depreciation and amortization – Notes 2 and 5	2,155	2,577
Stock-based compensation – Note 16	2,200	1,750
Accretion – Note 12	558	306
Gain (loss) on sale of equipment, net of commissions(1)	(541)	123
Changes in operating assets and liabilities:
Accounts receivable	2,771	(978)
Interest receivable	(59)	(294)
Production-related inventories	—	8,632
Materials and supplies inventories, net – Note 4	(4)	235
Prepaids – Note 3	(1,392)	(1,880)
Accounts payable and accrued expenses – Note 8	(1,416)	(3,835)
Contract liabilities – Note 10	100	6,682
Other liabilities – Note 11	(556)	(1,401)
Net cash used in operating activities	(31,931)	(24,363)
Cash flows (used in) provided by investing activities:
Additions to property, plant, and equipment	(851)	(913)
Proceeds from sale of equipment	559	2,007
Proceeds from assets held for sale	—	439
Net cash (used in) provided by investing activities	(292)	1,533
Cash flows (used in) provided by financing activities:
Principal payments on debt	(1,650)	(25,506)
Principal payments on notes payable	(95)	(94)
Proceeds from issuance of common stock and warrants, net of issuance costs – Note 14	—	188,860
Net cash (used in) provided by financing activities	(1,745)	163,260
Net (decrease) increase in cash, cash equivalents, and restricted cash	(33,968)	140,430
Cash, cash equivalents, and restricted cash, beginning of period	175,966	46,635
Cash, cash equivalents, and restricted cash, end of period	$141,998	$187,065
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$106,911	$153,403
Restricted cash	35,087	33,662
Total cash, cash equivalents, and restricted cash	$141,998	$187,065
(1)Certain items from prior years were reclassified in the financial statements to conform with the current year presentation.
See Note 21 – Supplemental Cash Flow Information for additional details.
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

HYCROFT MINING HOLDING CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount
Balance at January 1, 2022(1)	60,433,455	$6	$540,823	$(609,323)	$(68,494)
Issuance of common stock and warrants – Note 14	136,370,064	14	189,398	—	189,412
Stock-based compensation costs	—	—	391	—	391
Vesting of restricted stock units	—	—	37	—	37
Net loss	—	—	—	(22,060)	(22,060)
Balance at March 31, 2022	196,803,519	$20	$730,649	$(631,383)	$99,286
Issuance of common stock and warrants – Note 14	—	—	(2,226)	—	(2,226)
Stock-based compensation costs	—	—	619	—	619
Stock issuance – other	137,500	—	158	—	158
Vesting of restricted stock units	460,858	—	40	—	40
Net loss	—	—	—	(8,982)	(8,982)
Balance at June 30, 2022	197,401,877	$20	$729,240	$(640,365)	$88,895
Issuance of common stock and warrants – Note 14	—	—	(75)	—	(75)
Vesting of restricted stock units	654,104	—	650	—	650
5-Year Private Warrants transferred to 5-Year Public Warrants	—	—	18	—	18
Stock issuance – other	1,714,678	—	1,749	—	1,749
Stock-based compensation costs	—	—	727	—	727
Net loss	—	—	—	(15,849)	(15,849)
Balance at September 30, 2022	199,770,659	$20	$732,309	$(656,214)	$76,115

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2023(1)	200,270,659	$20	$733,437	$(670,151)	$63,306
Stock-based compensation costs	—	—	608	—	608
5-Year Private Warrants transferred to 5-Year Public Warrants	—	—	531	—	531
Net loss	—	—	—	(13,909)	(13,909)
Balance at March 31, 2023	200,270,659	$20	$734,576	$(684,060)	$50,536
Stock-based compensation costs	—	—	952	—	952
Vesting of restricted stock units	1,683,362	—	—	—	—
5-Year Private Warrants transferred to 5-Year Public Warrants	—	—	15	—	15
Net loss	—	—	—	(13,889)	(13,889)
Balance at June 30, 2023	201,954,021	$20	$735,543	$(697,949)	$37,614
Vesting of restricted stock units	178,818	—	—	—	—
5-Year Private Warrants transferred to 5-Year Public Warrants	—	—	37	—	37
Stock-based compensation costs	—	—	640	—	640
Net loss	—	—	—	(15,712)	(15,712)
Balance at September 30, 2023	202,132,839	$20	$736,220	$(713,661)	$22,579
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

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
1. Company Overview
Hycroft Mining Holding Corporation and its subsidiaries (collectively, “Hycroft”, the “Company”, “we”, “us”, “our”, “it”, or “HYMC”) is a U.S.-based gold and silver company that is focused on exploring and developing the Hycroft Mine in a safe, environmentally responsible, and cost-effective manner. The Hycroft Mine is located in the State of Nevada and the Company’s corporate office is located in Winnemucca, Nevada.
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
In March 2022, the Company completed an equity private placement and an at-the-market public offering program (“ATM Program”) that raised gross proceeds of $194.4 million before issuance costs. The Company has used and will continue to use a portion of the proceeds from these equity offerings to conduct additional exploration, with a focus on higher-grade opportunities identified during 2021 exploration drilling, and a systematic approach to develop a better understanding of the Hycroft Mine deposit, including potential feeder systems.
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
During the year ended December 31, 2022, the Company completed processing of gold and silver ore previously placed on leach pads prior to ceasing mining operations in November 2021. As a result, the Company did not generate Revenues or incur Cost of sales during the three and nine months ended September 30, 2023. Accordingly, effective January 1, 2023, the Company began reporting amounts for Mine site period costs and Depreciation and amortization as Operating expenses as this presentation aligns with the manner in which the business is currently viewed and managed while the Company conducts activities for developing the Hycroft Mine and recommencing mining operations.
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
10

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
In March 2020, the FASB issued authoritative guidance which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform and was effective for all entities upon issuance on March 12, 2020 through December 31, 2022. ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, defers the expiration date of Topic 848 to December 31, 2024 to realign with the revised cessation date for LIBOR. The guidance permits a company to elect certain optional expedients and exceptions when affected by the changes in reference rate reform. As of July 1, 2023, the Company amended the Second Amended and Restated Credit Agreement, dated as of March 30, 2022, by and between the Company and Sprott Private Resource Lending II (Collector), LP, Sprott Resource Lending Corp., and certain subsidiaries of the Company as guarantors (“Second A&R Agreement”), to replace LIBOR with the Secured Overnight Financing Rate (“SOFR”) by entering into the Second Amendment to Second A&R Agreement (“Second Amendment to Second A&R Agreement”). The Company has elected to adopt the optional expedients, which allow for the update from LIBOR to SOFR in the Second A&R Agreement to be accounted for as a modification rather than an extinguishment. The Company does not expect any further impact to the Financial Statements as the Second A&R Agreement is the only debt instrument that references LIBOR.
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

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
3. Prepaids and Deposits
The following table provides the components of current and non-current Prepaids and deposits (in thousands):

	September 30, 2023	December 31, 2022
Current prepaids and deposits:
Prepaids:
Insurance	$2,181	$1,221
Mining claims fees and permit fees	688	940
License fees	376	287
Other	193	154
Deposits	236	238
Total current prepaids and deposits	$3,674	$2,840

Non-current prepaids:
Royalty – advance payment on Crofoot Royalty	$600	$600

4. Materials and Supplies Inventories, Net
At both September 30, 2023 and December 31, 2022, Materials and supplies inventories, net was $2.8 million. The Company maintains inventory reserves to account for potential losses due to inventory obsolescence, damage, or other factors that could affect the value of its inventory. As of September 30, 2023, the Company’s inventory reserves were sufficient, and no further write-down was necessary.
5. Property, Plant, and Equipment, Net
The following table provides the components of Property, plant, and equipment, net (in thousands):

	Depreciation Life or Method	September 30, 2023	December 31, 2022
Production leach pads	Units-of-production	$11,190	$11,190
Test leach pads	18 months	6,241	6,241
Process equipment	5 - 15 years	17,556	17,302
Buildings and leasehold improvements	10 years	9,403	9,280
Mine equipment	5 - 7 years	5,070	4,872
Vehicles	3 - 5 years	1,700	1,578
Furniture and office equipment	7 years	522	370
Mineral properties(1)	Units-of-production	50	—
Construction in progress and other		35,655	35,721
		87,387	86,554
Less, accumulated depreciation and amortization		(33,854)	(31,722)
Total		$53,533	$54,832
(1)During the nine months ended September 30, 2023, the Company purchased a 50% undivided interest in patented mining claims located in Pershing County, Nevada for cash consideration of $0.1 million.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
During the three and nine months ended September 30, 2023, there were no events or changes in circumstances that would have required the Company to evaluate the current carrying value of its Property, plant, and equipment, net for recoverability. Depreciation expense related to Property, plant, and equipment, net was $0.7 million and $2.2 million for the three and nine months ended September 30, 2023, respectively, and $0.8 million and $2.7 million for the three and nine months ended September 30, 2022, respectively.
6. Restricted Cash
The following table provides the components of Restricted cash (in thousands):

	September 30, 2023	December 31, 2022
Reclamation and other surety bond cash collateral	$35,034	$33,929
Credit card collateral	53	53
Total	$35,087	$33,982
As of September 30, 2023 and December 31, 2022, reclamation and other surety bond cash collateral was $35.0 million and $33.9 million, respectively. As of both September 30, 2023 and December 31, 2022, credit card collateral was $0.1 million.
As of September 30, 2023 and December 31, 2022, the Company’s surface management surety bonds totaled $58.7 million, of which $58.3 million secured the financial assurance requirements for the Hycroft Mine. The remaining portion is related to the financial assurance requirements for the adjacent water supply well field and exploration. Events or circumstances that would necessitate the guarantor’s performance include a deteriorating financial condition or a breach of contract. Periodically, the Company may need to provide collateral to support these instruments. When the specified requirements are met, the party holding the related instrument cancels and/or returns it to the issuing entity. The Company is confident that it currently complies with all relevant bonding obligations and will be able to meet future bonding requirements through existing methods or alternative solutions as they arise.
During the three and nine months ended September 30, 2023, the Company earned $0.4 million and $1.1 million, respectively, of Interest income on a portion of its cash collateral. During the three and nine months ended September 30, 2022, the Company did not earn Interest income on cash collateral. Interest received on cash collateral balances is restricted as to its use and is included as an increase to Restricted cash with a corresponding recognition of Interest income when earned.
7. Assets Held For Sale
As of September 30, 2023 and December 31, 2022, the Company’s Assets held for sale was comprised of equipment not-in-use of $7.1 million
In August 2022, the Company entered into an Equipment Purchase Agreement to sell one ball mill and one semi-autogenous mill (“SAG mill”) for consideration of $12.0 million. The Company amended the Equipment Purchase Agreement in December 2022 to include one sub-station transformer for an additional amount of $1.6 million, for a total amended purchase price of $13.6 million, of which the Company had received payments totaling $1.2 million as of September 30, 2023. The Company further amended the Equipment Purchase Agreement in January 2023 to permit the buyer to extend the final payment of $12.5 million to June 30, 2023 at an interest rate of 5% per annum on the outstanding balance of the ball mill and SAG mill from January 1, 2023 through March 31, 2023 and 7.5% per annum on any outstanding balance from April 1, 2023 until June 30, 2023. In May 2023, the Company and the buyer agreed to further extend the final payment up to June 30, 2024 for an additional payment of $0.1 million and payments of up to $0.4 million for additional required non-refundable payments of $0.1 million for each $1.0 million of funds raised by buyer through equity or equity-like raises as described in the amendment. The Company will continue to receive interest of 7.5% per annum on the outstanding balance through June 30, 2024. Interest is calculated and paid monthly. The balance outstanding as of September 30, 2023 was $12.4 million and during the three and nine months ended September 30, 2023, the Company received $0.2 million and $0.6 million of interest, respectively, which is included in Interest income. The Company is also being reimbursed by the buyer for certain holding costs related to the ball mill, SAG mill, and sub-station transformer. These costs are recorded as an offset to the costs incurred within Mine site period costs.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
As of September 30, 2023, the Company held title to and risk of loss of the ball mill, SAG mill, and sub-station transformer and, as such, payments received to-date of $1.2 million toward the purchase of these assets have been included in Contract liabilities. See Note 10 – Contract Liabilities for additional details.
8. Accounts Payable and Accrued Expenses

The following table provides the components of Accounts payable and accrued expenses (in thousands):

	September 30, 2023	December 31, 2022
Accounts payable	$911	$1,773
Accrued expenses	1,631	3,871
Total	$2,542	$5,644

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

During the nine months ended September 30, 2023, the Company reached a settlement agreement with the vendor, whereby the Company agreed to pay $1.0 million to the vendor and in return, the vendor agreed to release the Company from any future obligations. As a result of the negotiated settlement, the Company recorded a Gain on settlement of accrued liability of $1.2 million during the nine months ended September 30, 2023.

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

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
the Second A&R Agreement as a debt modification as the Second A&R Agreement did not result in debt that was substantially different.
Second Amendment to the Second A&R Agreement
On July 1, 2023, the Company entered into the Second Amendment to the Second A&R Agreement, by and between the Company, the Lender, Sprott Resource Lending Corp. (“Arranger” and together with the Lender, the “Sprott Parties”), and certain subsidiaries of the Company as guarantors. The Second Amendment to the Second A&R Agreement amends the Second A&R Agreement dated March 30, 2022, which in turn amended the Amended and Restated Credit Agreement, dated as of May 29, 2020 (as amended, restated, supplemented or otherwise modified from time to time, the “Sprott Credit Agreement”).
The Second Amendment to the Second A&R Agreement: (i) corrects a cross-reference error; and (ii) implements a replacement of LIBOR with three-month Term SOFR effective July 1, 2023.
Amendment to the 10% Senior Secured Notes and Note Exchange Agreement
On March 14, 2022, the Company entered into an amendment to the 10% Senior Secured Notes and Note Exchange Agreement (the “Note Amendment”), with (i) certain direct and indirect subsidiaries of the Company as guarantors; (ii) holders of the 10% Senior Secured Notes (the “Subordinated Notes”), including certain funds affiliated with, or managed by, Mudrick Capital Management, L.P (“Mudrick”), Whitebox Advisors, LLC (“Whitebox”), Highbridge Capital Management, LLC (“Highbridge”), and Aristeia Capital, LLC (collectively, the “Amending Holders”); and (iii) Wilmington Trust, National Association, in its capacity as collateral agent. The Note Amendment amends the Note Exchange Agreement dated as of January 13, 2020 (the “Note Exchange Agreement”) and the Subordinated Notes issued thereunder in order to extend the maturity date of the Subordinated Notes from December 1, 2025 to December 1, 2027. The Note Amendment also removed the requirement that a holder receive the consent of the Company and the other holders in order to transfer any Subordinated Note. The Amending Holders constituted all of the holders of the Subordinated Notes. The Note Amendment became effective upon the closing of a private placement upon receipt of $55.9 million gross cash proceeds (before deduction of fees and expenses).
Debt covenants
The Company’s debt agreements contain representations and warranties, events of default, restrictions and limitations, reporting requirements, and covenants that are customary for agreements of these types.
As of September 30, 2023, the Company was in compliance with all financial covenants under its debt agreements.
Debt balances
The following table summarizes the components of Debt, net (in thousands):

	September 30, 2023	December 31, 2022
Debt, net, current:
Sprott Credit Agreement	$2,200	$2,200
Notes payable	128	128
Total	$2,328	$2,328

Debt, net, non-current:
Sprott Credit Agreement, net of original issue discount of $8.8 million, net of amortization	$42,518	$42,503
Subordinated Notes	99,160	92,080
Notes payable	108	205
Less, debt issuance costs	(1,745)	(2,098)
Total	$140,041	$132,690

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
The following table summarizes the Company’s contractual payments of Debt, net, including current maturities, for the five years subsequent to September 30, 2023 (in thousands):

October 1, 2023 through December 31, 2023	$581
2024	2,329
2025	1,154
2026	22
2027	148,850
Total	152,936
Less, original issue discount, net of accumulated amortization of $11.3 million	(8,822)
Less, debt issuance costs, net of accumulated amortization of $3.2 million	(1,745)
Total debt, net	$142,369
Interest expense
The following table summarizes the components of recorded Interest expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Sprott Credit Agreement(1)	$1,600	$1,261	$4,620	$3,848
Subordinated Notes(2)	2,418	2,514	7,085	7,279
Amortization of original issue discount(3)	562	561	1,665	2,279
Amortization of debt issuance costs(3)	117	117	346	571
Other interest expense	1	6	5	26
Total	$4,698	$4,459	$13,721	$14,003
(1)The Sprott Credit Agreement bears interest monthly at a floating rate not less than 8.5% and the current effective interest rate is 14.2%.
(2)The Subordinated Notes bear interest at 10.0% per annum (non-cash), payable in-kind on a quarterly basis.
(3)The effective interest rate for the amortization of the discount and issuance costs as of September 30, 2023 was 1.6%.
10. Contract Liabilities
The following table summarizes the components of Contract liabilities (in thousands):

	September 30, 2023	December 31, 2022
Assets held for sale
Equipment not in use(1)	$1,150	$1,050
Total	$1,150	$1,050
(1)As of September 30, 2023, the Company has received payments totaling $1.2 million in accordance with the amended sales agreement for one SAG mill, one ball mill, and one sub-station transformer. The Company will receive a final payment of $12.4 million no later than June 30, 2024. See Note 7 – Assets Held for Sale for additional details.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
11. Other Liabilities
The following table summarizes the components of Other liabilities (in thousands):

	September 30, 2023	December 31, 2022
Other liabilities, current:
Accrued compensation	$2,399	$2,868
Excise tax liability	—	96
Accrued directors fees	39	36
Operating lease liability	—	11
Total	$2,438	$3,011

Other liabilities, non-current
Operating lease liability	$17	$—
12. Asset Retirement Obligation
The following table summarizes changes in the Company’s Asset retirement obligation (“ARO”) (in thousands):

	September 30, 2023	December 31, 2022
Balance, beginning of period	$10,302	$5,193
Accretion	558	408
Change in estimates	—	4,701
Balance, end of period	$10,860	$10,302
During the three and nine months ended September 30, 2023, the Company did not incur additional reclamation obligations associated with additional disturbances, other regulatory requirements, or changes in estimates. The Company estimates that no significant reclamation expenditures associated with the ARO will be made until 2024 and that reclamation work will be completed by the end of 2065. During the three and nine months ended September 30, 2023, there were no events or changes to the Company’s regulatory environment, new or additional disturbances, or changes in investments that would require a change to the Company’s ARO. As a result, the Company did not record any adjustments to the ARO.
13. Warrant Liabilities
The following tables summarize the Company’s outstanding warrants (in thousands, except warrant amounts):

	Balance at		Fair Value		Transfers to an		Balance at
	December 31, 2021		Adjustments(1)		5-Year Public Warrants		September 30, 2022
	Warrants	Amount	Warrants	Amount	Warrants	Amount	Warrants	Amount
5-Year Private Warrants	9,478,830	$664	—	$482	(75,201)	$(18)	9,403,629	$1,128
Seller Warrants(1)	12,721,901	5	—	—	—	—	12,721,901	5
Total	22,200,731	$669	—	$482	(75,201)	$(18)	22,125,530	$1,133

	Balance at		Fair Value		Transfers to		Balance at
	December 31, 2022		Adjustments(1)		5-Year Public Warrants		September 30, 2023
	Warrants	Amount	Warrants	Amount	Warrants	Amount	Warrants	Amount
5-Year Private Warrants	9,126,515	$786	—	$(182)	(8,159,424)	$(583)	967,091	$21

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
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
The following table summarizes additional information on the Company’s outstanding warrants as of September 30, 2023:

	Exercise Price	Exercise Period	Expiration Date	Warrants Outstanding(1)
5-Year Private Warrants	$11.50	5 years	May 29, 2025	967,091
(1)On October 22, 2022, the Seller Warrants expired pursuant to their terms and as of such time were no longer exercisable or outstanding. The remaining 5-Year Private Warrants outstanding totaled 9,403,629 at the time of the Seller Warrants expiration.
5-Year Private Warrants
The 5-Year Private Warrants cannot be redeemed and can be exercised on a cashless basis if the 5-Year Private Warrants are held by the initial purchasers or their permitted transferees. If the 5-Year Private Warrants are transferred to someone other than the initial purchasers or their permitted transferees, such warrants become redeemable by the Company under substantially the same terms as the 5-Year Public Warrants. Since the original issue of private warrants, transfers from 5-Year Private Warrants totaled 9,272,909, including 8,159,424 during the nine months ended September 30, 2023, and therefore became classified as 5-Year Public Warrants.
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
Common stock
Private placement offering
On March 14, 2022, the Company entered into subscription agreements with AMC and 2176423 Ontario Limited pursuant to which the Company agreed to sell the entities an aggregate of 46,816,480 units at a purchase price per unit of $1.193 with each unit consisting of one share of the Company’s common stock and one warrant to purchase a share of common stock and the shares issuable upon exercise of the Warrants (the “Warrant Shares”), providing for a total purchase price of approximately $55.9 million (the “Private Placement Offering”). The Warrants have an exercise price of $1.068 per Warrant Share and will expire five years after issuance. On March 15, 2022, the Private Placement Offering closed and the Company received gross proceeds of $55.9 million before deducting expenses incurred in connection therewith. Net proceeds were $53.6 million, after deducting legal and other fees of $2.3 million (including a non-cash $1.8 million financial advisor fee related to the Private Placement Offering).
At-the-market offering
On March 15, 2022, the Company implemented an ATM Program by entering into an At Market Issuance Sales Agreement (“Sales Agreement”) with B. Riley Securities, Inc. (the “Agent”). Under the terms of the Sales Agreement, the Company may from time to time through the Agent, acting as sales agent or principal, offer and sell shares of its Class A common stock, par value $0.0001 per share, having a gross sales price of up to $500.0 million. Shares of common stock sold under the Sales Agreement were issued pursuant to the Company’s shelf registration statement on Form S-3 (No. 333-257567) that the SEC

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
declared effective on July 13, 2021, including the prospectus, dated July 13, 2021, and the prospectus supplement, dated March 15, 2022. The Company received total gross proceeds, before deducting fees and expenses of the ATM Program, of $138.6 million from the sale of 89,553,584 shares of the Company’s common stock, and approximately $361.4 million of shares of common stock remain available for future issuance under the Sales Agreement. Net proceeds to date, after deducting commissions and fees of $5.0 million were $133.5 million.
Equity Classified Warrants
The following tables summarize the Company’s outstanding equity classified warrants included in Additional paid-in capital on the Condensed Consolidated Balance Sheets (in thousands, except warrant amounts):

	Balance at December 31, 2021		Warrant Issuances		Transfers from 5-Year Private Warrants(1)		Balance at September 30, 2022
	Warrants	Amount	Warrants	Amount	Warrants	Amount	Warrants	Amount
5-Year Public Warrants	24,811,068	$28,912	—	$—	75,201	$18	24,886,269	$28,930
Public Offering Warrants	9,583,334	12,938	—	—	—	—	9,583,334	12,938
Private Placement Offering Warrants	—	—	46,816,480	25,604	—	—	46,816,480	25,604
Total	34,394,402	$41,850	46,816,480	$25,604	75,201	$18	81,286,083	$67,472

	Balance at December 31, 2022		Transfers from 5-Year Private Warrants(1)		Balance at September 30, 2023

	Warrants	Amount	Warrants	Amount	Warrants	Amount
5-Year Public Warrants	25,163,383	$28,954	8,159,424	$583	33,322,807	$29,537
Public Offering Warrants	9,583,334	12,938	—	—	9,583,334	12,938
Private Placement Offering Warrants	46,816,480	25,604	—	—	46,816,480	25,604
Total	81,563,197	$67,496	8,159,424	$583	89,722,621	$68,079
(1)See Note 13 – Warrant Liabilities for additional details regarding transfers from 5-Year Private Warrants.
As discussed above, pursuant to the Private Placement Offering, the Company issued 46,816,480 Warrants with an exercise price of $1.068 per Warrant Share that expire five years from the date of issuance. The Warrants are deemed freestanding, equity-linked financial instruments that do not require liability classification under ASC Topic 480-10 Overall Debt because: (1) they are not mandatory redeemable shares; (2) they do not obligate the Company to buy back shares; and (3) they are not settled in a variable number of shares. As a result, the Company allocated the gross proceeds of $55.9 million from the Private Placement Offering between the Warrants and common stock as of the closing date of March 15, 2022. The Company used the Black-Scholes option pricing model to determine the fair value of the Warrants upon the issuance date using the following assumptions:

March 15, 2022
Expected term (years)	5
Risk-free interest rate	2.1%
Expected volatility	118.4%
Expected dividend yield	—

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
The following table summarizes additional information on the Company’s outstanding warrants as of September 30, 2023:

	Exercise price	Exercise period	Expiration date	Warrants outstanding
5-Year Public Warrants	$11.50	5 years	May 29, 2025	33,322,807
Public Offering Warrants	$10.50	5 years	October 6, 2025	9,583,334
Private Placement Offering Warrants	$1.068	5 years	March 15, 2027	46,816,480
15. Revenues
The table below is a summary of the Company’s gold and silver sales (in thousands, except ounces sold amounts):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	Amount	Ounces Sold	Amount	Ounces Sold	Amount	Ounces Sold	Amount	Ounces Sold
Gold sales	$—	—	$8,456	4,817	$—	—	$21,057	11,557
Silver sales	—	—	302	15,131	—	—	698	32,010
Total	$—		$8,758		$—		$21,755
While the Company is not obligated to sell any of its gold and silver to one customer, the majority of gold and silver sales during both the three and nine months ended September 30, 2022 were to two customers. For the three and six months ended September 30, 2022, 98.9% and 51.3% of revenue was attributable to sales to one customer, respectively.
16. Stock-Based Compensation
HYMC 2020 Performance and Incentive Pay Plan (“PIPP”)
On June 2, 2022, the Company’s stockholders approved an amendment to the PIPP that increased the number of authorized shares of common stock available for issuance by 12.0 million shares of common stock. As a result, 14,508,002 shares are authorized for issuance under the PIPP. As of September 30, 2023, all awards granted under the PIPP were in the form of restricted stock units to employees, directors, or consultants of the Company. As of September 30, 2023, there were 5,135,882 shares available for issuance under the PIPP.
For restricted stock units granted prior to August 2020, a price per share was not determined upon the grant date. The number of shares of common stock of the Company to be issued upon vesting was calculated on the vesting date that was either the second or third anniversary of the date of the grant or the annual date the compensation committee determined the achievement of the corporate performance targets. Such unvested restricted stock unit awards were included in Other liabilities until each vesting date when the amount was transferred to Additional paid-in capital. As of September 30, 2023 and 2022, there were no remaining restricted stock unit grants outstanding required to be accounted for as Other liabilities. Prior to each vesting date, the Company estimated the number of shares of common stock to be issued upon vesting using the closing share price of its common stock on the last day of each reporting period as quoted on the Nasdaq Capital Market.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
The following table summarizes the Company’s unvested share awards outstanding under the PIPP:

	Nine Months Ended September 30,
	2023	2022
Unvested at beginning of year(1)	3,547,153	2,210,911
Granted	5,016,912	3,007,069
Impact of fluctuations in share price(2)	—	(515,198)
Canceled/forfeited	(600,527)	(282,500)
Vested	(1,831,028)	(1,141,980)
Unvested end of period(1)	6,132,510	3,278,302
(1)As of September 30, 2022, unvested at the beginning of year and unvested end of period includes liability-based awards for which the number of units awarded was not determined until the vesting date. The number of liability-based award units included in this amount are estimated using the market value of the Company’s common shares as of the end of each reporting period.
(2)As of September 30, 2022, the impact of fluctuations in share price represents the difference between liability-based awards estimated as of June 30, 2022 and December 31, 2021.
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
The Company incurred no net income tax expense or benefit for the three and nine months ended September 30, 2023 and 2022. The effective tax rate for both the three and nine months ended September 30, 2023 and 2022 was Nil. The effective tax rate differed from the statutory rate during each period primarily due to changes in the valuation allowance established to offset net deferred tax assets.
18. Loss Per Share
The table below summarizes the Company’s basic and diluted loss per share calculations (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(15,712)	$(15,849)	$(43,510)	$(46,891)

Weighted average shares outstanding
Basic	201,954,021	199,207,092	201,021,368	159,607,217
Diluted	201,954,021	199,207,092	201,021,368	159,607,217

Basic loss per common share	$(0.08)	$(0.08)	$(0.22)	$(0.29)
Diluted loss per common share	$(0.08)	$(0.08)	$(0.22)	$(0.29)

Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
Due to the Company’s net loss during the three and nine months ended September 30, 2023 and 2022, respectively, there was no dilutive effect of common stock equivalents because the effects of such would have been anti-dilutive. The following table summarizes the shares excluded from the weighted average number of shares of common stock outstanding, as the impact would be anti-dilutive (in thousands):

	September 30,
	2023	2022
Warrants(1)	90,690	94,296
Restricted stock units	6,133	3,278
Total	96,823	97,574
(1)See Note 13 – Warrant Liabilities for adjustments to the Seller Warrants for common stock issuable upon exercise.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	Hycroft Mine	Corporate and Other	Total	Hycroft Mine	Corporate and Other	Total
2023
Operating costs	$10,806	$2,765	$13,571	$26,861	$9,810	$36,671
Loss from operations	(10,806)	(2,765)	(13,571)	(26,861)	(9,810)	(36,671)
Interest expense – Note 9	—	(4,698)	(4,698)	—	(13,721)	(13,721)
Interest income	638	1,462	2,100	1,714	4,445	6,159
Fair value adjustment to warrants – Notes 10 and 18	—	1	1	—	182	182
Gain on sale of equipment and supplies inventories, net of commissions	456	—	456	541	—	541
Net loss	$(9,712)	$(6,000)	$(15,712)	$(24,606)	$(18,904)	$(43,510)

2022
Revenue - Note 14	$8,758	$—	$8,758	$21,755	$—	$21,755
Cost of sales	11,237	—	11,237	35,026	—	35,026
Other operating costs	7,113	3,032	10,145	8,506	11,352	19,858
Loss from operations	(9,592)	(3,032)	(12,624)	(21,777)	(11,352)	(33,129)
Loss on sale of equipment and supplies inventories, net of commissions	(725)	—	(725)	(123)	—	(123)
Interest expense – Note 9	(3)	(4,456)	(4,459)	(9)	(13,994)	(14,003)
Fair value adjustments to warrants – Notes 10 and 18	—	1,133	1,133	—	(482)	(482)
Interest income	153	673	826	173	673	846
Net loss	$(10,167)	$(5,682)	$(15,849)	$(21,736)	$(25,155)	$(46,891)

	September 30, 2023			December 31, 2022
	Hycroft Mine	Corporate and Other	Total	Hycroft Mine	Corporate and Other	Total
Total Assets	$74,746	$137,067	$211,813	$102,057	$146,897	$248,954

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
20. Fair Value Measurements
Recurring fair value measurements
The following table sets forth by level within the fair value hierarchy, the Company’s liabilities measured at fair value on a recurring basis (in thousands).

	Hierarchy Level	September 30, 2023	December 31, 2022
5-Year Private Warrants	2	$21	$786
The 5-Year Private Warrants are valued using a Black-Scholes model that requires a variety of inputs including the Company's stock price, the strike price of the 5-Year Private Warrants, the risk-free rate, and the implied volatility. As the terms of the 5-Year Private Warrants are identical to the terms of the 5-Year Public Warrants except that the 5-Year Private Warrants, while held by certain holders or their permitted transferees, are precluded from mandatory redemption and are entitled to be exercised on a “cashless basis” at the holder’s election, the implied volatility used in the Black-Scholes model is calculated using a Monte-Carlo model of the 5-Year Public Warrants that factors in the restrictive redemption and cashless exercise features of the 5-Year Private Warrants. The Company updates the fair value calculation on at least a quarterly basis, or more frequently if changes in circumstances and assumptions indicate a change from the existing carrying value.
Items disclosed at fair value
Debt, net
The Sprott Credit Agreement and the Subordinated Notes are privately held and, as such, there is no public market or trading information available for such debt instruments. As of September 30, 2023 and December 31, 2022, the fair value of the Company’s debt instruments was $118.6 million and $130.7 million, respectively, compared to the carrying value of $141.7 million and $134.7 million as of September 30, 2023 and December 31, 2022, respectively. The fair value of the principal of the Company’s debt instruments, including capitalized interest, was estimated using a market approach in which pricing information for publicly traded, non-convertible debt instruments with speculative ratings were analyzed to derive a mean trading multiple to apply to the September 30, 2023 balances.
21. Supplemental Cash Flow Information
The following table provides supplemental cash flow information (in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash interest paid	$4,625	$3,858

Significant non-cash financing activities:
Debt issuance costs paid in-kind	—	3,300
Liability based restricted stock units transferred to equity	—	727
Stock issuance – other	—	1,908
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

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
The Company expenses legal fees and other costs associated with legal proceedings as incurred. The Company assessed, in conjunction with its legal counsel, the need to record a liability related to the Complaints and determined that a loss was not probable nor reasonably estimable. Litigation accruals are recorded when, and if, it is determined that a loss related matter is both probable and reasonably estimable. Material loss contingencies that are reasonably possible of occurrence, if any, are subject to disclosure. No losses have been recorded during the three and nine months ended September 30, 2023 and 2022 with respect to litigation or loss contingencies.
Insurance
The Company has deductible-based insurance policies for certain losses related to general liability, workers’ compensation, automobile coverage, and directors and officers. The Company records accruals for contingencies related to its insurance policies when it is probable that a liability has been incurred and the amount can be reasonably estimated. These accruals are adjusted periodically as assessments change or additional information becomes available. Insurance losses for claims filed and claims incurred but not reported are accrued based upon estimates of the aggregate liability for uninsured claims using historical loss development factors and actuarial assumptions followed in the insurance industry.
Financial commitments and contingencies not recorded in the Financial Statements
As of September 30, 2023 and December 31, 2022, the Company’s off-balance sheet arrangements consisted of a net smelter royalty arrangement and a net profit royalty arrangement.
Crofoot Royalty
A portion of the Hycroft Mine is subject to a 4% net profit royalty be paid to the previous owner of certain patented and unpatented mining claims (“Crofoot Royalty”). The mining lease also requires an annual advance payment of $120,000 every year mining occurs on the leased claims. All advance annual payments are credited against the future payments due under the 4% net profit royalty. An additional payment of $120,000 is required for each year total tons mined on the leased claims exceeds 5.0 million tons. As the Company ceased mining operations in November 2021, the Company was not required to pay the annual advance payment of $120,000 in 2022 or 2023. The total payments due under the mining lease are capped at $7.6 million, of which the Company has paid or accrued $3.3 million and included $0.6 million in Prepaids in the Unaudited Condensed Consolidated Balance Sheets as of September 30, 2023.
Net smelter royalty
Pursuant to the Sprott Royalty Agreement in which the Company received cash consideration in the amount of $30.0 million, the Company granted a perpetual royalty equal to 1.5% of the Net Smelter Returns from the Hycroft Mine, payable monthly. The royalty is accounted for as a deferred gain liability. Net Smelter Returns for any given month are calculated as Monthly Production multiplied by the Monthly Average Gold Price and the Monthly Average Silver Price, minus Allowable Deductions, as such terms are defined in the Sprott Royalty Agreement. The Company is required to remit royalty payments to the payee free and clear and without any present or future deduction, withholding, charge or levy on account of taxes, except Excluded Taxes as such term is defined in the Sprott Royalty Agreement.
At both September 30, 2023 and December 31, 2022, the estimated net present value of the Company’s net smelter royalty was $146.7 million. The net present value of the Company’s net smelter royalty was modeled using the following level 3 inputs: (i) market consensus inputs for future gold and silver prices; (ii) a precious metals industry consensus discount rate of 5.0%; and (iii) estimates of the Hycroft Mine’s life-of-mine gold and silver production volumes and timing.
23. Related Party Transactions
As of September 30, 2023, Ausenco Engineering South USA, Inc. (“Ausenco”) and AMC were considered related parties. The Company’s President and Chief Executive Officer is currently a non-executive director for Ausenco’s parent company Board of Directors. Additionally, an AMC representative serves on the Company’s Board of Directors. During the three and nine months ended September 30, 2023, the Company paid an aggregate of $0.1 million to Ausenco for the preparation of the 2023 Hycroft TRS and AMC for director fees. During the three and nine months ended September 30, 2022, the Company paid $0.1 million and $1.2 million to Ausenco for work performed on preparing an Acid POX milling technical study and Nil and

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
$0.1 million to AMC for director fees. As of September 30, 2023, AMC is entitled to receive 180,069 shares of common stock upon the future vesting of restricted stock units.
Certain amounts of the Company’s indebtedness have historically, and with regard to the $80.0 million of Subordinated Notes, been held by five financial institutions. As of September 30, 2023, none of the financial institutions held more than 10% of the common stock of the Company. As of September 30, 2022, one of the financial institutions, Mudrick, held more than 10% of the common stock of the Company and, as a result, was considered a related party in accordance with ASC 850, Related Party Disclosures. For the three and nine months ended September 30, 2022, Interest expense included $1.0 million and $3.0 million, respectively, for the debt held by Mudrick and as of December 31, 2022, Mudrick held $42.9 million of Debt, net.
24. Subsequent Events
On the October 26, 2023, the Company announced a reverse stock split with a ratio of 1-for-10. The reverse stock split is scheduled to go into effect on November 14, 2023.The earnings per share figures herein have not been adjusted.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion, which has been prepared based on information available to us as of October 30, 2023, provides information we believe is relevant to an assessment and understanding of our consolidated operating results and financial condition. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2023 (the “Financial Statements”) and the notes thereto (the “Notes”) included in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2023, as well as our other reports filed with the SEC from time to time, including, but not limited to, our Annual Report on Form 10-K for the year ended December 31, 2022. Terms not defined herein have the same meaning defined in the Financial Statements and the Notes.
Introduction to the Company
We are a U.S.-based gold and silver exploration and development company that owns the Hycroft Mine in Nevada, USA. We are focused on exploring the Hycroft Mine’s mining claims comprising approximately 64,085 acres, developing the Hycroft Mine in a safe, environmentally responsible, and cost-effective manner and building a multi-asset mining company. We ceased mining activities in November 2021, and completed processing of gold and silver ore previously placed on leach pads as of December 31, 2022. We do not expect to generate revenues from gold and silver sales until after further developing the Hycroft Mine and recommencing mining and processing operations.
Health and Safety
We believe safety is a core value and support that belief through our philosophy of safe work performance. Our mandatory mine safety and health programs include employee engagement and ownership of safety performance, accountability, employee and contractor training, risk management, workplace inspection, emergency response, accident investigation, anti-harassment, and program auditing. This integrated approach is essential to ensure that our employees, contractors, and visitors operate safely.
We reported no lost time incidents during the nine months of 2023 and achieved one million workhours without a lost time incident in the second quarter of 2023. The Hycroft Mine’s total recordable injury frequency rate (“TRIFR”) for the trailing 12 months, which includes other reportable incidents, is one of the metrics we use to assess safety performance, and it is well below industry averages and significantly below pre-2021 historical levels experienced at the Hycroft Mine. During the nine months of 2023, we continued our critical focus on safety, including allocating personnel, resources, workforce time, and communications to operate safely. These actions contributed to maintaining our TRIFR of Nil (0.00) at September 30, 2023 and December 31, 2022. We will continue to evolve our safety efforts as needed to keep our workforce, contractors, and visitors safe.
Executive Summary
During the third quarter of 2023, we continued Phase 2 of the 2022-2023 exploration drill program, completed portions of the metallurgical and variability test work, and continued to analyze drill assay data and information received during Phase 1 and Phase 2 of the 2022-2023 exploration drill program involving reverse circulation (“RC”) and core drilling that began in the third quarter of 2022. In March 2023, the Company completed the Hycroft Property Initial Assessment Technical Report Summary (“2023 Hycroft TRS”) utilizing a conventional crushing, grinding, and flotation circuit that generates a concentrate to be fed to a pressure oxidation (“POX”) autoclave facility commonly used for refractory gold ores.

Recent Developments
2022-2023 exploration drill program
In July 2022, the Company launched its 2022-2023 exploration drill program, which is the largest exploration program at the Hycroft Mine in nearly a decade. The 2022-2023 exploration drill program is comprised of RC drilling and core drilling. The overall focus of the 2022-2023 exploration drill program is to improve the understanding of the higher-grade intercepts, determine the sequencing of mine planning, develop opportunities to mine higher-grade ore early in the mine plan enhancing the project’s economics, and test exploration targets outside the currently known deposits. To date, results are generally higher grade than reflected in the current model. As part of Phase 2 drilling in 2023, approximately 11,100 meters of RC drilling were completed and approximately 3,000 meters of core drilling have been completed on targets within the resource area focused on enhancing project economics and approximately 1,000 meters of core drilling have been completed on exploration targets outside the resource area. Additional exploration work completed in advance of drilling outside of the resource area includes geophysics and soil sample programs in high priority target areas highlighted from the hyperspectral work completed in 2022.
Exploration drill permits
During the third quarter of 2023, the Company obtained drill permits for step-out exploration targets that currently lie outside of the current resource footprint, targeting potential high-grade deposits. The Company continues to identify additional high-potential exploration targets outside the current plan of operations through exploration groundwork, geophysics, and continued review of the data with the goal of enhancing our resource portfolio and identifying additional avenues for sustainable growth.
Finalized Initial Assessment Technical Report
The Company and its consultants filed the 2023 Hycroft TRS with the SEC, effective as of March 27, 2023. It provided a mineral resource estimate for the Hycroft Mine utilizing a conventional POX process. The TRS included measured, indicated, and inferred mineral resources of gold and silver, found in various types of ore. Independent Mining Consultants, Inc. created a resource block model using data from 1981 to 2022, obtained from 5,601 drill holes. These estimates comply with the SEC’s Modernization of Property Disclosures for Mining Registrants as set forth in subpart 1300 of Regulation S-K (“Modernization Rules”).
Metallurgical and variability test work
During the nine months ended September 30, 2023, the Company completed a substantial portion of the metallurgical and flotation variability test work necessary for designing a sulfide milling operation. This work established (i) a comprehensive understanding of how each geologic domain will perform during operations; and (ii) the processing components and reagents required to optimize gold and silver recoveries. Metallurgical and flotation tests produced promising results, with confirmed average flotation recoveries increasing to 89% for gold and 93% for silver, up from 80% for both in the March 2023 Technical Report. These findings inform further process development, pressure oxidation testing, and refining of crushing and grinding studies. Combined with data from the 2022-2023 exploration drill program, these results will guide mine plan design, mill circuit configuration, and ore haul truck specifications, among other engineering considerations, to enhance the value of the Hycroft Mine.
2023 Outlook
The Company’s current plan is to operate safely as it undertakes Phase 2 of the 2022-2023 exploration drill program and finalize the process flow sheet for a pre-feasibility study for recovering gold and silver from sulfide ore. Utilizing the assay results from the 2022-2023 drill program and variability test work program, the pre-feasibility study will include trade-off studies and alternative analyses. Some alternative analyses currently contemplated include evaluating grinding methods including high-pressure grinding rolls, reviewing alternative flotation cell configurations, and completing a trade-off study for roasting equipment. The pre-feasibility study is currently targeted for completion by the end of the first half of 2024.
Results of Operations
Operations
The following table provides a summary of gold and silver revenues and operating results for the Hycroft Mine (in thousands, except ounces and per ounce amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Gold revenue	$—	$8,456	$—	$21,057
Gold ounces sold	—	4,817	—	11,557
Average realized price (per ounce)	$—	$1,756	$—	$1,822

Silver revenue	$—	$302	$—	$698
Silver ounces sold	—	15,131	—	32,010
Average realized price (per ounce)	$—	$19.96	$—	$21.82

		Three Months Ended September 30,		Nine Months Ended September 30,
		2023	2022	2023	2022
Ounces recovered – gold	(oz)	—	3,480	—	14,404
Ounces recovered – silver	(oz)	—	3,743	—	34,258

Ounces sold – gold	(oz)	—	4,817	—	11,557
Ounces sold – silver	(oz)	—	15,131	—	32,010

Average realized sales price – gold	($/oz)	$—	$1,756	$—	$1,822
Average realized sales price – silver	($/oz)	$—	$19.96	$—	$21.82
During the year ended December 31, 2022, the Company completed processing of gold and silver ore previously placed on leach pads prior to ceasing mining operations in November 2021. As a result, the Company does not expect to generate revenues from gold and silver sales until after further developing the Hycroft Mine and recommencing mining operations.
Hycroft Mine
Production costs
For the three and nine months ended September 30, 2023, the Company recognized Nil in Production costs, compared to $8.8 million and $22.0 million, respectively, or $1,827 and $1,905, per ounce of gold, sold during the same periods of 2022. As the Company did not generate revenue during the three and nine months ended September 30, 2023, the Company did not have Production costs or Cost of sales. The Company does not expect to incur Production costs related to Cost of sales until after it begins generating revenue, as discussed above.
Mine site period costs
During the three and nine months ended September 30, 2023, the Company recorded $2.7 million and $9.3 million, respectively, of Mine site period costs for costs related to maintaining the Hycroft Mine, including environmental, maintenance and administration costs. Effective January 1, 2023, the Company began reporting amounts for Mine site period costs as Operating Expenses as this presentation aligns with how the business will be viewed and managed until such time that the Company further develops the Hycroft Mine and recommences mining operations.
During the three and nine months ended September 30, 2022, inclusive of depreciation and amortization, the Company recorded $1.4 million and $10.4 million, respectively, of Mine site period costs that were included in Cost of sales. Such period costs were generally the result of costs related to activities at the Hycroft Mine that do not qualify for capitalization to production-related inventories or adjustments to production inventories that were the result of recurring or significant downtime or delays, unusually high levels of repairs, inefficient operations, overuse of processing reagents, inefficient cost-volume structures, or other unusual costs and activities, and cannot be recorded to production-related inventories based on the threshold established by the calculation of the estimated net realizable value per ounce of gold.
Projects, exploration, and development
During the three and nine months ended September 30, 2023, Projects, exploration, and development costs totaled $7.2 million and $16.0 million, respectively, compared to $7.0 million and $8.2 million, respectively, for the same periods of 2022. Projects, exploration, and development costs were related to: (i) completing technical studies; (ii) conducting geological studies; (iii) oversight and project management; and (iv) exploration drilling, engineering, and metallurgical activities. The increase of $0.2 million and $7.8 million, respectively, during the three and nine months ended September 30, 2023 was the result of Phase 2 of the Company’s 2022-2023 Exploration Program that was initiated in April 2023.
General and administrative
During the three and nine months ended September 30, 2023, General and administrative expenses totaled $2.8 million and $9.8 million, respectively, compared to $3.0 million and $11.4 million, respectively, during the same period of 2022. The decrease of $0.2 million and $1.6 million, respectively, during the three and nine months ended September 30, 2023, was primarily due to bringing legal and accounting services in house, with less reliance on outside contractors.

Depreciation and amortization
Depreciation and amortization was $0.7 million and $2.2 million, respectively, for the three and nine months ended September 30, 2023, compared to $1.0 million and $2.6 million, respectively, during the same periods of 2022. The decrease in total depreciation and amortization costs was largely due to the cessation of depreciation of the test leach pads in July 2022 as they were fully depreciated.
Effective January 1, 2023, the Company began reporting amounts for Depreciation and amortization as Operating Expenses as this presentation aligns with how the business will be viewed and managed until such time that the Company further develops the Hycroft Mine and recommences mining operations. Prior to January 1, 2023, Depreciation and amortization was presented as Cost of sales.
Interest expense
As discussed in Note 9 – Debt, Net in the Notes to the Financial Statements, Interest expense totaled $4.7 million and $13.7 million, respectively, during the three and nine months ended September 30, 2023, compared to $4.5 million and $14.0 million, respectively, during the same periods in 2022.
The increase of $0.2 million for the three months ended September 30, 2023 compared to the same period in 2022 was the result of an increase in the floating interest rate.
The decrease of $0.3 million for the nine months ended September 30, 2023 compared to the same period in 2022 was the result of a decrease in amortization of the original issue discount, partially offset by an increase in floating interest rate.
Interest income
Interest income totaled $2.1 million and $6.2 million, respectively, for the three and nine months ended September 30, 2023, compared to $0.8 million for both the same periods in 2022. In July 2022, the Company invested a portion of its cash balances in AAAm rated U.S. Government Money Market Funds that are readily convertible to cash. These investments earned the Company $1.5 million and $4.4 million, respectively, in interest during the three and nine months ended September 30, 2023, as compared with $0.7 million for both the same periods ended in 2022. In addition, the Company earned $0.4 million and $1.1 million, respectively, on its Restricted cash and $0.2 million and $0.6 million, respectively, from the Equipment Purchase Agreement related to Assets held for sale during the three and nine months ended September 30, 2023, as compared with $0.2 million for both the same periods in 2022.
Fair value adjustments to warrants
During the three and nine months ended September 30, 2023, the Fair value adjustments to warrants resulted in a non-cash gain of Nil and $0.2 million, respectively, that was primarily due to a decrease in the underlying trading price of the Company’s common stock.
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
Income taxes
The Company incurred no net income tax expense or benefit for either the three or nine months ended September 30, 2023 or 2022.
For additional details, see Note 17 – Income Taxes in the Notes to the Financial Statements.

Liquidity and Capital Resources
General
The Company’s Cash and cash equivalents at September 30, 2023, was $106.9 million as compared with $142.0 million at December 31, 2022. As discussed in Note 14 – Stockholders’ Equity in the Notes to the Financial Statements, the Company raised gross proceeds of approximately $194.4 million in March 2022, before deduction of commissions and expenses, through the following equity financings:
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
As the Company completed recovering gold and silver ounces previously placed on the leach pad in 2022, the Company does not expect to generate net positive cash for the foreseeable future. Accordingly, the Company will be dependent on its unrestricted cash and other sources of cash to fund the business. Historically, the Company has been dependent on various forms of debt and equity financing to fund its business. While the Company has been successful in the past raising funds through equity and debt financings, no assurance can be given that additional financing will be available to it in amounts sufficient to meet the Company’s needs or on terms acceptable to the Company. If funds are unavailable, the Company may be required to materially change its business plan.
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
Cash and liquidity
The Company has placed substantially all its unrestricted cash in operating and investing accounts with well-capitalized financial institutions, thereby ensuring balances remain readily available. The Company uses AAAm rated U.S. Government Money Market Funds for its unrestricted cash investments. Due to the nature of its operations and the composition of current assets, Cash and cash equivalents, Income tax receivable, and Assets held for sale represent substantially all the liquid assets on hand.

The following table summarizes projected sources of future liquidity, as recorded within the Financial Statements (in thousands):

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$106,911	$141,984
Accounts receivable	—	2,771
Income tax receivable	1,530	1,530
Assets held for sale, net of option payments received of $1.2 million(1)	5,998	6,098
Total projected sources of future liquidity	$114,439	$152,383
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
Nine months ended September 30, 2023 compared to nine months ended September 30, 2022
The following table summarizes sources and uses of cash for the following periods (in thousands):

	Nine Months Ended September 30,
	2023	2022
Net loss	$(43,510)	$(46,891)
Net non-cash adjustments	12,135	15,367
Net change in operating assets and liabilities	(557)	7,161
Net cash used in operating activities	(31,932)	(24,363)
Net cash (used in) provided by investing activities	(292)	1,533
Net cash (used in) provided by financing activities	(1,745)	163,260
Net (decrease) increase in cash	(33,969)	140,430
Cash, cash equivalents, and restricted cash, beginning of period	175,966	46,635
Cash, cash equivalents, and restricted cash, end of period	$141,998	$187,065
Cash used in operating activities
During the nine months ended September 30, 2023, the Company used $31.9 million of cash in operating activities primarily attributable to a net loss of $43.5 million, the cash impact of which was $31.4 million. There was a $0.6 million deficit to working capital and other, including cash used for Accounts payable and accrued liabilities of $1.4 million and Other liabilities of $0.6 million, and an increase in Prepaids of $1.4 million, partially offset by $2.8 million cash received on the collection of Accounts receivable as the Company collected its remaining receivables related to gold and silver sales during 2022. The largest non-cash item included in net loss during the nine months ended September 30, 2023, was Non-cash portion of interest expense of $9.1 million.
For the nine months ended September 30, 2022, the Company used $24.4 million of cash in operating activities primarily attributable to a net loss of $46.9 million, the cash impact of which was equal to $31.5 million, and $7.2 million provided by working capital and other, that included $8.6 million from production-related inventories as the Company continued to process the remaining gold and silver ore on its leach pads and in its drain down solutions, which were partly offset by cash used to reduce Accounts payable and accrued expenses of $3.8 million. The largest non-cash item included in net loss during the nine months ended September 30, 2022 was Non-cash portion of interest expense of $10.1 million.
Cash used in investing activities
During the nine months ended September 30, 2023, investing activities used cash of $0.3 million primarily attributable to Additions to property, plant, and equipment of $0.9 million, partially offset by Proceeds from sale of equipment of $0.6 million.

For the nine months ended September 30, 2022, investing activities provided cash of $1.5 million primarily from the sale of assets included in Assets held for sale, for gross proceeds of $1.4 million and other mobile mine equipment and materials and supplies for gross proceeds of $2.0 million. In addition, the Company purchased equipment of $0.9 million.
Cash used in financing activities
During the nine months ended September 30, 2023, financing activities used cash of $1.7 million that was primarily related to principal payments on debt and notes payable.
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
Future capital and cash requirements
The following table provides the Company’s gross contractual cash obligations as of September 30, 2023, that are grouped in the same manner as they are classified in the Unaudited Condensed Consolidated Statement of Cash Flows in order to provide a better understanding of the nature of the obligations and to provide a basis for comparison to historical information. The Company believes that the following provides the most meaningful presentation of near-term obligations expected to be satisfied using current and available sources of liquidity (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating activities:
Net smelter royalty(1)	$241,199	$—	$—	$—	$241,199
Remediation and reclamation expenditures(2)	76,795	—	4,717	4,890	67,188
Interest payments(3)	15,716	4,298	8,567	2,851	—
Crofoot Royalty(4)	4,344	—	—	—	4,344
Financing activities:
Repayments of debt principal(5)	199,668	131	108	199,429	—
Additional interest payments(6)	3,850	2,200	1,650		—
Total	$541,572	$6,629	$15,042	$207,170	$312,731
(1)Under the Sprott Royalty Agreement, the Company is required to pay a perpetual royalty equal to 1.5% of the Net Smelter Returns from the Hycroft Mine, payable monthly that also includes an additional amount for withholding taxes payable by the royalty holder. Amounts presented above incorporate mineral resource estimates as reported in the 2023 Hycroft TRS.
(2)Mining operations are subject to extensive environmental regulations in the jurisdictions in which they are conducted, and we are required, upon cessation of operations, to reclaim and remediate the lands that our operations have disturbed. The estimated undiscounted inflated cash outflows of these remediation and reclamation obligations are reflected here. In the above presentation, no offset has been applied for the $58.3 million of our reclamation bonds or for the $35.1 million of cash collateral for those bonds included in Restricted Cash.
(3)Interest payments consist of monthly payments for the Sprott Credit Agreement (as amended by the Second A&R Agreement) at the minimum interest rate of 8.5% and monthly interest payments for other debt.
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
(5)Repayments of principal on debt consists of amounts due under the Sprott Credit Agreement (as amended by the Second A&R Agreement), the Subordinated Notes, and notes payable for equipment purchases. Included in the repayment of the Sprott Credit Agreement is the $3.3 million fee that was capitalized as payable in-kind in connection with the Second A&R Agreement. Included in the repayment of the Subordinated Notes principal is interest that is payable in-kind and capitalized on a quarterly basis. See Note 9 – Debt, Net in the Notes to the Financial Statements for additional information.
(6)Additional interest payments consist of repayments of additional interest under the Sprott Credit Agreement (as amended by the Second A&R Agreement), included in the repayment of Subordinated Notes principal is interest capitalized in-kind on a quarterly basis. Also included is interest payable in-kind commencing February 28, 2021 (with the first cash payment due three months after such date) and notes payable ending on May 31, 2025. See Note 9 – Debt, Net in the Notes to the Financial Statements for additional information.
Debt covenants
The Company’s debt agreements contain representations and warranties, events of default, restrictions and limitations, reporting requirements, and covenants that are customary for agreements of these types.
The Sprott Credit Agreement (as amended by the Second A&R Agreement and the Second Amendment to the Second A&R Agreement) contains covenants that, among other things, restrict or limit the ability of the Company to enter into encumbrances (other than Permitted Encumbrances), incur indebtedness (other than Permitted Indebtedness), dispose of its assets (other than Permitted Disposals), pay dividends, and purchase or redeem shares, as such terms are defined in the Sprott Credit Agreement (as amended by the Second A&R Agreement and the Second Amendment to the Second A&R Agreement). The Sprott Credit Agreement (as amended by the Second A&R Agreement and the Second Amendment to the Second A&R Agreement) requires the Company to ensure that, at all times, both its Working Capital and Unrestricted Cash are at least $15.0 million, as such terms are defined in the Sprott Credit Agreement (as amended by the Second A&R Agreement and the Second Amendment to the Second A&R Agreement), and that at least every six months the Company demonstrates its ability to repay and meet all present and future obligations as they become due with a financial model that uses consensus gold prices discounted by 5.0%. The Subordinated Notes include customary events of default, including those relating to a failure to pay principal or interest, a breach of a covenant, representation or warranty, a cross-default to other indebtedness, and non-compliance with security documents. As of September 30, 2023, the Company was in compliance with all covenants under its debt agreements.
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
On May 24, 2023, the Company’s stockholders approved a proposed amendment of the Company’s second amended and restated certificate of incorporation (the “Certificate of Incorporation”) to effectuate a reverse stock split of the Company’s outstanding shares of Class A common stock, par value $0.0001 per share, at a ratio of no less than 1-for-10 and no more than 1-for-25, with such ratio to be determined at the sole discretion of the Board (the “Reverse Stock Split”). Pursuant to the terms of the Waiver and Amendment, Lender agreed to waive certain provisions of the Sprott Credit Agreement so that the Company may effectuate the proposed Reverse Stock Split of the Company’s common stock, including amendment of the Certificate of Incorporation necessary to effectuate the Reverse Stock Split. The Company notified Nasdaq on October 26, 2023, that the Board of Directors approved filing the amendment to the Certificate of Incorporation in order that the Reverse Stock Split will be effective on November 14, 2023, at a ratio of 10 to 1. Except as set forth in the Waiver and Amendment, the Sprott Credit Agreement remains in full force and effect.
Off-balance sheet arrangements
As of September 30, 2023, the Company’s off-balance sheet arrangements consisted of a net profit royalty arrangement and a net smelter royalty arrangement (see Note 22 – Commitments and Contingencies in the Notes to the Financial Statements).
Critical Accounting Estimates
This MD&A is based on the Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of these statements requires the Company to make assumptions, estimates, and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. For information on the most critical accounting estimates used to prepare the Financial Statements, see the Critical Accounting Estimates section included in Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As the Company qualifies as a smaller reporting company under Item 10(f) of Regulation S-K, quantitative and qualitative disclosures about market risk are not required, and such are omitted from this filing.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published Financial Statements. Internal control over financial reporting is promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Financial Statements for external purposes in accordance with GAAP. Internal control over financial reporting, no matter how well designed, has inherent limitations and may not prevent or detect misstatements. Therefore, even effective internal control over financial reporting can only provide reasonable assurance with respect to the financial statement preparation and presentation.
The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act as of September 30, 2023.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2023 to provide such reasonable assurance that information required to be disclosed by us, including our consolidated subsidiaries, in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure and is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.
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
See Risk Factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2022, as the same may be updated from time to time, and other SEC filings, for more information about these and other risks. These risks may include the following and the occurrence of one or more of the events or circumstances alone or in combination with other events or circumstances, may have a material adverse effect on our business, cash flows, financial condition and results of operations. Important factors and risks that could cause actual results to differ materially from those in the forward-looking statements include, among others:
•Risks related to changes in our operations at the Hycroft Mine, including:
◦Risks associated with the cessation of pre-commercial scale mining operations at the Hycroft Mine;
◦Uncertainties concerning estimates of mineral resources;
◦Risks related to a lack of a completed feasibility study; and
◦Risks related to our ability to establish mineral reserves for commercially feasible mining operations.
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
◦Changes to the climate and regulations and pending legislation regarding climate change; and
◦Uncertainties related to the ongoing COVID-19 pandemic.
•Business-related risks, including:
◦Risks related to our liquidity and going concern considerations;
◦Risks related to our ability to raise capital on favorable terms or at all;
◦The loss of key personnel or our failure to attract and retain personnel;
◦Risks related to our substantial indebtedness, including operating and financial restrictions under existing indebtedness, cross-acceleration, defaults, and our ability to generate sufficient cash to service our indebtedness;
◦The costs related to our land reclamation requirements;
◦Current or future litigation or similar legal proceedings could have a material adverse effect on our business and results of operations;

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
◦Risks relating to the Company’s impending reverse stock split;
◦Risks relating to decreased liquidity of the Company’s common stock as a result of the impending reverse stock split;
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
Warrant Holder Litigation
Four pro se actions have been filed asserting claims for breach of contract and declaratory judgment arising from or directly relating to Warrants purportedly held by the Plaintiffs. In various forms, they allege that the Company or its predecessor entities breached the Warrant Agreement, dated October 22, 2015, and/or related Amendment Agreement, dated February 26, 2020. In sum, in all four actions, Plaintiffs allege, by or on behalf of “Warrant holders,” that the Company or its predecessor(s) breached these agreements by failing to make proper “Mechanical Adjustments” to the Warrants in accordance with terms of the Warrant Agreement upon the occurrence of certain business transactions and events, including the May 29, 2020, Business Combination. Two of the lawsuits have been served on the Company. The Company has filed a motion to consolidate the four actions, which is pending before the Court.
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

HYCROFT MINING HOLDING CORPORATION (Registrant)

Date: October 31, 2023	By:	/s/ Diane R. Garrett
Diane R. Garrett President and Chief Executive Officer (Principal Executive Officer)

Date: October 31, 2023	By:	/s/ Stanton Rideout
Stanton Rideout Executive Vice President and Chief Financial Officer (Principal Financial Officer and Accounting Officer)