Form 10-K
period 2023-12-31
HYCROFT MINING HOLDING CORP
filed 2024-03-14
CIK 1718405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to
Commission File No. 001-38387

HYCROFT MINING HOLDING CORPORATION
(Exact name of registrant as specified in its charter)

Delaware		82-2657796
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
PO Box 3030 Winnemucca, Nevada 89446
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

☐	Large accelerated filer	☐	Accelerated filer
☒	Non-accelerated filer	☒	Smaller reporting company
		☐	Emerging growth company

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was $52,124,124.

As of March 13, 2024, there were 21,005,192 shares of the Company’s common stock and no shares of the Company’s preferred stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2023.

HYCROFT MINING HOLDING CORPORATION
Annual Report on Form 10-K

Cautionary Statement Regarding Forward-Looking Statements
Certain statements in this Annual Report on Form 10-K for the year ended December 31, 2023, (“2023 Form 10-K”) may constitute “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended ( the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included herein and public statements by our officers or representatives, that address activities, events or developments that our management expects or anticipates will or may occur in the future are forward-looking statements, including but not limited to such things as future business strategy, plans and goals, competitive strengths and expansion and growth of our business. The words “estimate,” “plan,” “anticipate,” “expect,” “intend,” “believe,” “target,” “budget,” “may,” “can,” “will,” “would,” “could,” “should,” “seeks,” or “scheduled to” and similar words or expressions, or negatives of these terms or other variations of these terms or comparable language or any discussion of strategy or intention identify forward-looking statements. Forward-looking statements address activities, events or developments that the Company expects or anticipates will or may occur in the future and are based on current expectations and assumptions.
These statements involve known and unknown risks, uncertainties, assumptions and other factors which may cause our actual results, performance or achievements to be materially different from any results, performance or achievements expressed or implied by such forward-looking statements. See our other reports filed with the Securities and Exchange Commission (the “SEC”) for more information about these and other risks. You are cautioned against attributing undue certainty to forward-looking statements. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. Although these forward-looking statements were based on assumptions that the Company believes are reasonable when made, you are cautioned that forward-looking statements are not guarantees of future performance and that actual results, performance or achievements may differ materially from those made in or suggested by the forward-looking statements contained in this 2023 Form 10-K. In addition, even if our results, performance, or achievements are consistent with the forward-looking statements contained in this 2023 Form 10-K, those results, performance or achievements may not be indicative of results, performance or achievements in subsequent periods. Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Any forward-looking statements made in this 2023 Form 10-K speak only as of the date of those statements, and we undertake no obligation to update those statements or to publicly announce the results of any revisions to any of those statements to reflect future events or developments. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, see the Risk Factors and the Summary of Risk Factors in Item 1A. Risk Factors of this 2023 Form 10-K.

PART I
ITEM 1. BUSINESS
About the Company
Hycroft Mining Holding Corporation (formerly known as Mudrick Capital Acquisition Corporation) was incorporated under the laws of the state of Delaware on August 28, 2017. In this 2023 Form 10-K, “we,” “us,” “our,” “Company,” “Hycroft,” and “HYMC” refer to Hycroft Mining Holding Corporation and its subsidiaries. We are a U.S.-based gold and silver exploration and development company that owns the Hycroft Mine in the prolific mining region of Northern Nevada. The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements (“Financial Statements”) and Notes to the Financial Statements (“Notes”) included in Part II – Item 8. Financial Statements of this 2023 Form 10-K.
On May 29, 2020, we consummated a business combination transaction (the “Recapitalization Transaction”) that resulted in Autar Gold Corporation (formerly known as MUDS Acquisition Sub, Inc. (“Acquisition Sub”) acquiring all of the issued and outstanding equity interests of the direct subsidiaries of Hycroft Mining Corporation (“Seller”) and substantially all of the other assets of Seller and assuming substantially all of the liabilities of Seller. In conjunction with the Recapitalization Transaction, Seller’s indebtedness existing prior to the Recapitalization Transaction was either repaid, exchanged for indebtedness of the Company, exchanged for shares of common stock or converted into shares of Seller common stock, and our post-Recapitalization Transaction indebtedness included amounts drawn under the Credit Agreement among Hycroft, AuxAg Mining Corporation (formerly known as MUDS Holdco Inc.), Allied VGH LLC, Hycroft Resources and Development, LLC Sprott Private Resource Lending II (Collector) Inc., and Sprott Resources Lending Corp. (“Sprott Credit Agreement”) and the assumption of the newly issued 10% Senior Secured Notes (“Subordinated Notes”).
Our property, the Hycroft Mine, historically operated as an open-pit oxide mining and heap leach processing operation and is located approximately 54 miles northwest of Winnemucca, Nevada. Mining operations at the Hycroft Mine were restarted in 2019 on a pre-commercial scale and discontinued in November 2021 as a result of the then-current and expected ongoing cost pressures for many of the reagents and consumables used at the Hycroft Mine and to further determine the most effective processing method for the sulfide ore. In March 2023, Hycroft, along with its third-party consultants, completed and filed the Hycroft Property Initial Assessment Technical Report Summary Humboldt and Pershing Counties, Nevada with an effective date of March 27, 2023 (the “2023 Hycroft TRS”) and prepared in accordance with the SEC’s Modernization of Property Disclosures for Mining Registrants as set forth in subpart 1300 of Regulation S-K (“Modernization Rules”). The 2023 Hycroft TRS provides an initial assessment of the mineral resource estimate utilizing a milling and pressure oxidation (“POX”) process for sulfide and transition mineralization and a heap leaching process for oxide mineralization. The 2023 Hycroft TRS included: (i) additional exploration drilling results from 2021 and 2022; (ii) additional assay information associated with historical drilling that was previously missing; (iii) other updates after additional review of historical assay certificates; and (iv) other adjustments. The 2023 Hycroft TRS supersedes and replaces the Initial Assessment Technical Report Summary for the Hycroft Mine, prepared in accordance with the requirements of the Modernization Rules, with an effective date of February 18, 2022 (“2022 Hycroft TRS”), and the 2022 Hycroft TRS should no longer be relied upon. Our ongoing disclosures and many of management’s estimates and judgments as of and for the periods ended December 31, 2023 and 2022, are based on the 2023 Hycroft TRS. The Company will continue to build on the work to date, incorporate exploration data as it becomes available, and investigate opportunities identified through progressing the technical and data analyses leading up to the 2023 Hycroft TRS and subsequent studies and analyses, and we will provide an updated technical report at an appropriate time.
We ceased mining activities in November 2021, and completed processing of gold and silver ore previously placed on leach pads as of December 31, 2022. We do not expect to generate revenues from gold and silver sales until after further developing the Hycroft Mine and recommencing mining and processing operations. As of December 31, 2023, the Hycroft Mine had measured and indicated mineral resources of 10.6 million ounces of gold and 360.7 million ounces of silver and inferred mineral resources of 3.4 million ounces of gold and 96.1 million ounces of silver, which are contained in oxide, transitional, and sulfide ores.
Segment Information
The Hycroft Mine is our only operating segment and includes operations, exploration, and development activities and accounts for 100% of our Production costs. Corporate and Other includes corporate General and administrative costs. See Note 20 – Segment Information to the Notes to the Consolidated Financial Statements for additional information on our segments.
Principal Products, Revenues, and Market Overview
During the year ended December 31, 2023, the Company generated no Revenues due to the cessation of active mining operations.

The principal products produced during 2022 at the Hycroft Mine were unrefined gold and silver bars (doré) and gold and silver-laden carbons and slags, both of which were sent to third party refineries and sold at prevailing spot prices after adjustments for refining and other associated fees, to financial institutions or to precious metals traders. Doré bars and gold and silver laden carbons and slags were sent to refineries to produce bullion that meet the required market standards of 99.95% pure gold and 99.90% pure silver. Under the terms of our refining agreements, doré bars and gold and silver laden carbons and slags were refined for a fee, and our share of the separately recovered refined gold and refined silver were credited to our account or delivered to our buyers.
Product Revenues and Customers
As the Company ceased active mining operations in November 2021 and completed the processing of gold and silver ounces from the leach pads, we do not expect to have Revenues from gold and silver sales until restarting mining operations.
Gold and Silver Uses
Gold and silver have two main categories of use: fabrication and investment. Fabricated gold has a variety of end uses, including jewelry, electronics, dentistry, industrial and decorative applications, medals, medallions and coins. Fabricated silver also has a variety of end uses, including jewelry, mirrors, cameras, electronics, energy production, engines, novelty explosives, and coins. Gold and silver investors buy gold and silver bullion, coins and jewelry.
Gold and Silver Supply and Demand
The supply of gold consists of a combination of current production from mining and metal recycling and the draw-down of existing stocks of gold held by governments, financial institutions, industrial organizations, and private individuals. Based on publicly available information published by the World Gold Council, gold production from mines increased 0.9% in 2023 compared with 2022 totaling approximately 3,644 metric tons (or 117.2 million troy ounces) and represented approximately 74.4% of the 2023 global gold supply of 4,899 metric tons. According to the World Gold Council, gold demand in 2023 was approximately 4,448 metric tons (or 143.0 million troy ounces) and totaled approximately $277.5 billion in value. In 2023, gold demand by sector was comprised of jewelry (49%), investments including bar and coin and ETFs (21%), central bank purchases (23%), and technology (7%).
The supply of silver consists of a combination of current production from mining (approximately 82%) and metal recycling and other (approximately 18%). Based on publicly available information, estimated silver production from mines increased approximately 2% in 2023 compared with 2022 totaling approximately 842 million troy ounces and represented approximately 82% of the 2023 global silver supply of 1,025 million troy ounces. Silver demand in 2023 was approximately 1,167 million troy ounces and totaled approximately $24.9 billion in value. In 2023, silver demand by sector was comprised of photovoltaics (14%), other industrial (12%), jewelry (17%), silverware (5%), photography (2%), and investments (26%).
Gold and Silver Prices
The price of gold and silver is volatile and is affected by many factors beyond our control, including geopolitical events, such as conflicts or trade tensions, the sale or purchase of gold by central banks and financial institutions, inflation or deflation and monetary policies, fluctuation in the value of the U.S. dollar and foreign currencies, global and regional demand, and the political and economic conditions of major gold and silver producing countries throughout the world. The following table presents the annual high, low, and average afternoon fix prices for gold and silver over the past three years on the London Bullion Market (in U.S. dollars per ounce).

	GOLD PRICES			SILVER PRICES
Year	High	Low	Average	High	Low	Average
2021	$1,943	$1,684	$1,799	$29.59	$21.53	$25.04
2022	$2,039	$1,628	$1,800	$26.18	$17.77	$21.71
2023	$2,150	$1,907	$1,944	$24.43	$22.00	$23.33
2024 (through Mar. 12th)	$2,180	$1,985	$2,046	$24.50	$22.09	$22.98
On March 12, 2024, the afternoon fix price for gold and silver on the London Bullion Market was $2,161 per ounce and $24.38 per ounce, respectively.
Competition
The top ten producers of gold comprise approximately one-quarter of total worldwide mined gold production. We are a gold and silver exploration and development company with a single property, the Hycroft Mine. The Hycroft Mine has a large gold and silver mineral resource as noted in the 2023 Hycroft TRS. We have not completed our engineering studies and we have not fully developed our sulfide ore milling and processing studies and therefore, have not established our long-term production and cost structure. The metals markets are cyclical, and our ability to compete in that market over the long-term will be based on our ability to develop and cost effectively operate the Hycroft Mine in a safe and environmentally responsible manner.
We compete with other mining companies in connection with hiring and retaining qualified employees. There is substantial competition for qualified employees in the mining industry, some of which is with larger companies having greater financial resources than us and a more stable history. As a result, we may have difficulty hiring and retaining qualified employees.
See Item 1A. Risk Factors — Industry Related Risks — The Company faces intense competition in the recruitment and retention of qualified employees and contractors, for additional discussion related to our current and potential competition.
Employees
At December 31, 2023, we had 78 employees, of which 69 were employed at the Hycroft Mine. None of our employees are represented by unions.
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
We reported no lost time incidents during the year ended December 31, 2023, and achieved one million workhours without a lost time incident in the second quarter of 2023. The Hycroft Mine’s total recordable injury frequency rate (“TRIFR”) for the trailing 12 months, which includes other reportable incidents, is one of the metrics we use to assess safety performance, and it is well below industry averages and significantly below pre-2021 historical levels experienced at the Hycroft Mine. During the year ended 2023, we continued our critical focus on safety, including allocating personnel, resources, workforce time, and communications to operate safely. These actions contributed to maintaining our TRIFR of Nil (0.00) at December 31, 2023 and December 31, 2022. We remain committed to adapting our safety initiatives as necessary to ensure the well-being of our workforce, contractors, and visitors.
Government Regulation of Mining-Related Activities
Government Regulation
Mining operations and exploration activities are subject to various federal, state and local laws and regulations in the United States, which govern prospecting, exploration, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. We have obtained or have pending applications for those licenses, permits or other authorizations currently required to conduct our current mining, exploration and other programs. We believe that we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and the regulations passed thereunder in Nevada and at the federal level in the United States. Although we are not aware of any current claims, orders or directions relating to our business with respect to the foregoing laws and regulations, changes to, or more stringent application, interpretation, or enforcement of, such laws and regulations in Nevada, or in jurisdictions where we may operate in the future, could require additional capital expenditures and increased operating and/or reclamation costs, which could adversely impact the profitability levels of our projects.
Environmental Regulation
Our projects are subject to various federal and state laws and regulations governing protection of the environment. These laws and regulations are continually changing and, in general, are becoming more restrictive. The federal laws and regulations, among other things:
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
We cannot predict at this time what changes, if any, to federal laws or regulations may be adopted or imposed by the current governmental administration. At the state level, mining operations in Nevada are regulated by the Nevada Department of Conservation and Natural Resources, Division of Environmental Protection, which has the authority to implement and enforce many of the federal regulatory programs described above as well as state environmental laws and regulations. Compliance with these and other federal and state laws and regulations could result in delays in obtaining, or failure to obtain, government permits and approvals, delays in beginning or expanding operations, limitations on production levels, incurring additional costs for investigation or cleanup of hazardous substances, payment of fines, penalties or remediation costs for non-compliance, and post-mining closure, reclamation and bonding.
It is our policy to conduct business in a way that safeguards our employees, public health and the environment. We believe that our operations are, and will be, conducted in material compliance with applicable laws and regulations. However, our past and future activities in the United States may cause us to be subject to liability under such laws and regulations. For information about the risks to our business related to environmental regulation, see the following risk factors in Item 1A. Risk Factors – Industry Related Risks:
•The Company relies upon numerous governmental permits that are difficult to obtain, and the Company may not be able to obtain or renew all of the required permits, or such permits may not be timely obtained or renewed;
•Environmental regulations could require the Company to make significant expenditures or expose the Company to potential liability;
•Failure to comply with environmental regulations could result in penalties and costs; and
•Compliance with current and future government regulations may cause the Company to incur significant costs.
During the year ended December 31, 2022, the Company received a notice of non-compliance from the closure branch of the Nevada Division of Environmental Protection (“NDEP”) Bureau of Mining Regulation and Reclamation regarding a historical reclamation matter. As such, the Company has accelerated certain reclamation activities in order to regain compliance. During 2023 and 2022, there were no known material environmental incidents. We did not incur material capital expenditures for environmental control facilities during 2023 and 2022, and we do not expect to incur any material expenditures in 2024 for such environmental control facilities.
Reclamation
We are required to mitigate long-term environmental impacts by amending, backfilling, stabilizing, contouring, re-sloping, and re-vegetating various portions of a site after mining and mineral processing are completed, mitigating potential impacts to surface water and groundwater resources. These reclamation efforts will be conducted in accordance with detailed plans, which must be reviewed and approved by the appropriate regulatory agencies. Our reclamation obligations at the Hycroft Mine are secured by surface management surety bonds that meet the financial assurance requirements of the State of Nevada and the Bureau of Land Management (“BLM”). Our most recent reclamation cost estimate was approved by the BLM and the State of Nevada in July 2020. As of December 31, 2023, our surface management surety bonds totaled $58.7 million, of which $58.3 million secures the financial assurance requirements for the Hycroft Mine, and $0.4 million secures the financial assurance requirements for the adjacent water supply well field and exploration within the project boundary. The Company began performing reclamation activities on its Crofoot leach pad beginning in 2023 and expects to continue the Crofoot reclamation activities in 2024. The Company also expects to treat and manage solutions in certain ponds beginning in 2024 and continuing through 2026. No additional material reclamation expenditures are expected to be incurred until after mining and mineral processing are completed. If we incur additional long-term environmental impacts from future mining activities, we will likely have additional reclamation obligations, as well as additional financial assurance requirements. For our existing obligations, as well as any future obligations we may incur, we may choose to engage in reclamation activities before mining and mineral processing are completed, but these expenses are not anticipated to be material to the overall reclamation obligation. When we perform reclamation work in the future, the work will be planned to conform to our mining operations and will be required to be documented when completed under our governing permits with the government regulatory agencies. The reclamation obligation would be adjusted accordingly as allowed under current regulations, and the financial assurance requirements would be adjusted to account for the completed reclamation work. If we are required to comply with material unanticipated financial assurance requirements in the future, our financial position could be adversely affected, or our posted financial assurance may be insufficient. For financial information about our estimated future reclamation costs, see Note 8 – Asset Retirement Obligation to the Notes to the Consolidated Financial Statements.
Mine Safety and Health Administration Regulations
Safety and health are core values, which is why we have mandatory mine safety and health programs that include employee and contractor training, risk management, workplace inspection, emergency response, accident investigation, and program auditing. We consider these programs to be essential at all levels within Hycroft to ensure that our employees, contractors, and visitors only operate in a safe and healthy workplace.
Our operations and exploration properties are subject to regulation by the Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977, as amended (the “Mine Act”). Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended (the “Dodd-Frank Act”), issuers are required to disclose specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities in periodic reports. MSHA inspects our mines on a regular basis and issues various citations and orders when it believes a violation has occurred under the Mine Act. The number of citations and orders charged against mining operations in the U.S., and the dollar penalties assessed for such citations, have generally increased in recent years. The Dodd-Frank Act requires us to provide certain mine safety disclosure, which we have done in Part I – Item 4. Mine Safety Disclosures of this 2023 Form 10-K.
Property Interests and Mining Claims
Our exploration and development activities are conducted in the State of Nevada. Mineral interests in Nevada may be owned by the United States, the State of Nevada, or private parties. Where prospective mineral properties are held by the United States, mineral rights may be acquired through the location of unpatented mineral claims upon unappropriated federal land. Where prospective mineral properties are owned by the State of Nevada or private parties, some type of property acquisition agreement or access agreement is necessary in order for us to explore or develop such property. Mining claims are subject to the same risk of defective title that is common to all real property interests. Additionally, mining claims are self-initiated and self-maintained and, therefore, possess some unique vulnerabilities not associated with other types of property interests. It is impossible to ascertain the validity of unpatented mining claims solely from an examination of the public real estate records and, therefore, it can be difficult or impossible to confirm that all of the requisite steps have been followed for location and maintenance of a claim. For general information about our mineral properties and mining claims, see Item 2. Properties. For information about the risks to our business related to our property interests and mining claims, see the following risk factors in Item 1A. Risk Factors – Industry Related Risks:
•There are uncertainties as to title matters in the mining industry. Any defects in such title could cause the Company to lose its rights in mineral properties and jeopardize our business operations; and
•Legislation has been proposed periodically that could, if enacted, significantly affect the cost of mine development on the Company’s unpatented mining claims.
Technical Report Summaries (“TRS”) and Qualified Persons
The scientific and technical information concerning our mineral projects in the 2023 Form 10-K have been reviewed and approved by third-party “qualified persons” under the Modernization Rules, including Ausenco Engineering South USA, Inc. (“Ausenco”), Independent Mining Consultants, Inc, (“IMC”), and WestLand Engineering & Environmental Services, Inc. (“WestLand”). For a description of the key assumptions, parameters and methods used to estimate mineral resources included in the 2023 Form 10-K, as well as data verification procedures and a general discussion of the extent to which the estimates may be affected by any known environmental, permitting, legal, title, taxation, sociopolitical, marketing or other relevant factors, please review the 2023 Hycroft TRS incorporated by reference herein.
Available Information
The Company is a remote first company and does not maintain a corporate headquarters. Our mailing address is PO Box 3030 Winnemucca, Nevada 89446. Our telephone number is (775) 304-0260. Our website is www.hycroftmining.com. We encourage investors to use our website to find information about us. We promptly make available on this website, free of charge, the reports that we file or furnish with the SEC, as well as corporate governance information (including our Code of Business Conduct & Ethics and our Code of Conduct and Ethics for Senior Financial Officers). The SEC maintains a website at www.sec.gov that contains annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and other information regarding Hycroft and other issuers that file electronically with the SEC. In addition, paper copies of these documents will be furnished to any stockholder, upon request, free of charge.

ITEM 1A. RISK FACTORS
You should carefully review and consider the following risk factors and the other information contained in this 2023 Form 10-K. Investing in the Company’s common stock or warrants is speculative and involves a high degree of risk due to the nature of the business and the present stage of exploration and advancement of the Company’s mineral properties. The Company may face additional risks and uncertainties that are not presently known, or that are currently deemed immaterial, which may also impair the Company’s business or financial condition. If any of those risks actually occur, the business, financial condition, and results of operations would suffer. The risks discussed below also include forward-looking statements, and actual results may differ substantially from those discussed in these forward-looking statements. See also Cautionary Statement Regarding Forward-Looking Statements in this 2023 Form 10-K. The following discussion should be read in conjunction with the Financial Statements and Notes.
Summary of Risk Factors:
The following list provides a summary of risk factors discussed in further detail below:
Risks related to changes in the Company’s operations at the Hycroft Mine, including:
•Risks associated with cessation of mining operations at the Hycroft Mine;
•Uncertainties concerning estimates of mineral resources;
•Risks relating to a lack of a completed pre-feasibility or feasibility study; and
•Risks related to the Company’s ability to finance and establish commercially feasible mining operations.
Industry-related risks, including:
•Fluctuations in the prices of gold and silver;
•Intense competition within the mining industry for mineral properties, employees, contractors and consultants;
•The commercial success of, and risks relating to, the Company’s exploration and development activities;
•Uncertainties and risks related to reliance on contractors and consultants;
•Availability and cost of equipment, supplies, energy, or commodities;
•The inherently hazardous nature of mining activities, including safety and environmental risks;
•Potential effects of U.S. federal and state governmental regulations, including environmental regulation and permitting requirements;
•Uncertainties relating to obtaining, retaining or renewing approvals and permits from governmental regulatory authorities;
•Cost of compliance with current and future government regulations, including environmental regulations;
•Potential challenges to title in our mineral properties;
•Inadequate insurance to cover all risks associated with our business, or cover the replacement costs of our assets or may not be available for some risks;
•Risks associated with potential legislation in Nevada that could significantly increase the cost of mine development on the Company’s unpatented mining claims;
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
•Risks related to information and operational technology systems, new technologies and security breaches; and
•Risks that principal stockholders will be able to exert significant influence over matters submitted to stockholders for approval.
Risks related to the Company’s common stock and warrants, including:
•Volatility in the price of the Company’s common stock and warrants;
•Risks relating to a potential dilution as a result of future equity offerings;
•Risks relating to a short “squeeze” resulting in sudden increases in demand for the Company’s common stock;
•Risks relating to decreased liquidity of the Company’s common stock as a result of the reverse stock split;
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
•Risks related to a failure to comply with the Nasdaq Stock Market LLC (“Nasdaq”) listing requirements and a potential delisting by Nasdaq;
•Risks warrants may expire worthless;
•Risks that certain warrants are being accounted for as a liability;
•Anti–takeover provisions could make a third-party acquisition of the Company difficult; and
•Risks related to limited access to the Company’s financial information due to the fact the Company elected to take advantage of the disclosure requirement exemptions granted to smaller reporting companies.
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
Because the Company has not completed a feasibility study or recommenced commercial production at the Hycroft Mine, mineral resource estimates may require adjustments or downward revisions based upon further exploration or advancement work or actual production experience. In addition, the grade of ore ultimately mined, if any, may differ from that indicated by drilling results. There can be no assurance that recovery of minerals in small-scale tests will be duplicated in larger-scale tests under on-site conditions or in production scale.
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
The Company has not completed a feasibility study for the Hycroft Mine. There are no assurances future advancement activities by the Company, if any, will lead to a favorable feasibility study or profitable mining operations.
The Company completed and issued the 2023 Hycroft TRS, which replaced the 2022 Hycroft TRS. The 2023 Hycroft TRS provides an initial assessment of the mineral resource estimate and is not a feasibility study for the Hycroft Mine. Typically, a company will not make a production decision until it has completed a feasibility study.
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
•potential opposition from non-governmental organizations, environmental groups, or local groups, which may delay or prevent advancement activities; and
•potential increases in construction and operating costs due to changes in the cost of fuel, power, labor, supplies and foreign exchange rates.
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
Gold and silver are commodities. Commodity prices fluctuate and are affected by many factors beyond the Company’s control, including interest rates, expectations regarding inflation, speculation, currency values, central bank activities, governmental decisions regarding the disposal of precious metals stockpiles, global and regional demand and production, political and economic conditions and other factors. The prices of gold and silver, as quoted by The London Bullion Market Association on December 31, 2023 and December 31, 2022, were $2,062.40 and $1,813.75 per ounce for gold, respectively, and $23.79 and $23.945 per ounce for silver, respectively. The prices of gold and silver may decline in the future. A substantial or extended decline in gold or silver prices would adversely impact the Company’s financial position. In addition, sustained lower gold or silver prices may materially adversely affect the Company’s business, including:
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
The mining industry is intensely competitive for employees and contractors and includes several large established mining companies with substantial mining capabilities and with greater financial and technical resources than the Company’s. The Company competes with other mining companies in the recruitment and retention of qualified managerial and technical employees as well as contractors. If unable to successfully attract and retain qualified employees and contractors, the Company’s exploration and development programs and/or operations may be slowed or suspended, which may materially adversely impact the Company’s financial condition and results of operations.
The Company cannot be certain that future exploration and development activities will be commercially successful.
Substantial expenditures are required to construct and operate the Hycroft Mine, including additional equipment and infrastructure that is typically seen in milling and processing operations to allow for extraction of gold and silver from the sulfide mineral resource, to further develop the Hycroft Mine to establish mineral reserves and identify new mineral resources through exploration drilling and analysis. In 2024, the Company expects to continue to advance its evaluation reflected in the 2023 Hycroft TRS. In conjunction with the 2023 Hycroft TRS, the Company intends to complete additional exploration drilling, focusing on higher grade opportunities, conducting trade-off studies using the results from the 2022-2023 drill program and variability test work program and conduct alternatives analyses. The Company cannot provide any assurance that an economic process can be developed for the sulfide mineral resource using POX or other similar sulfide extraction processes, that any mineral resources discovered will be in sufficient quantities and grades to justify commercial operations or that the funds required for development can be obtained on a timely or economic basis.
Several factors, including costs, actual mineralization, consistency and reliability of ore grades, and commodity and reagent quantities and prices, affect successful project development. The efficient operation of processing facilities, the existence of competent operational management, as well as the availability and reliability of appropriately skilled and experienced consultants also can affect successful project development. The Company can provide no assurance that the exploration, development and advancement of the Hycroft Mine sulfide processing operations will result in economically viable mining operations.
The Company’s reliance on third-party contractors and consultants to conduct exploration and development projects exposes the Company to risks.
In connection with the exploration and development of the Hycroft Mine, the Company contracts and engages third-party contractors and consultants to assist with aspects of the project. As a result, the Company is subject to a number of risks, some of which are outside its control, including:
•negotiating agreements with contractors and consultants on acceptable terms;
•the inability to replace a contractor or consultant and their operating equipment in the event that either party terminates the agreement;
•reduced control over those aspects of exploration or development operations that are the responsibility of the contractor or consultant;
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
Mining, exploration, development and processing operations pose inherent risks and costs that may negatively impact the Company’s business.
Mining, exploration, development and processing operations involve many hazards and uncertainties, including, among others:
•metallurgical or other processing problems;
•ground or slope failures;
•industrial accidents;
•unusual and unexpected rock formations or water conditions;
•environmental contamination or leakage;
•flooding and periodic interruptions due to inclement or hazardous weather conditions or other acts of nature;
•fires;
•seismic activity;
•supply and transportation interruptions;
•pandemics adversely affecting the availability of workforces and supplies;
•mechanical equipment failure and facility performance problems; and
•availability of skilled labor, critical materials, equipment, reagents, and consumable items.
These occurrences could result in damage to, or destruction of, the Company’s properties or production facilities, personal injury or death, environmental damage, delays in future mining or processing, increased future production costs, long-lived asset impairments, monetary losses and legal liability, any of which could have a material adverse effect on future exploration and development plans, the Company’s ability to raise additional capital, and/or the Company’s financial condition, results of operations and liquidity.
Environmental regulations could require the Company to make significant expenditures or expose the Company to potential liability.
To the extent the Company becomes subject to environmental liabilities, the payment of such liabilities, or the costs that may be incurred, including costs to remedy environmental pollution, would reduce funds otherwise available to the Company and could have a material adverse effect on the Company’s financial condition, results of operations, and liquidity. If unable to fully remedy an environmental violation or release of hazardous substances, the Company might be required to suspend operations or enter into interim compliance measures pending completion of the required remedy or corrective action. The environmental standards that may ultimately be imposed at a mine site can vary and may impact the remediation costs. Actual remediation costs may exceed the financial accruals made for such remediation. Additionally, the timing of the remedial costs may be materially different from the current remediation plan. The potential exposure may be significant and could have a material adverse effect on the Company’s financial condition and results of operations.
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
•CERCLA;
•RCRA;
•Clean Air Act;
•NEPA;
•Clean Water Act;
•Safe Drinking Water Act;
•FLPMA; and
•Bald and Golden Eagle Protection Act of 1940, as amended.
Additional regulatory authorities may also have or have had jurisdiction over some of the Company’s operations and mining projects including the Environmental Protection Agency, NDEP, the U.S. Fish and Wildlife Service, BLM, and the Nevada Department of Wildlife (“NDOW”).
These environmental regulations require the Company to obtain various permits, approvals and licenses and also impose standards and controls relating to development and production activities. For instance, the Company is required to hold a Nevada Reclamation Permit with respect to the Hycroft Mine. This permit mandates concurrent and post-mining reclamation of mines and requires the posting of reclamation bonds sufficient to guarantee the cost of mine reclamation. Changes to the amount required to be posted for reclamation bonds could materially affect the Company’s financial position, results of operations, cash flows and liquidity. Also, the U.S. Fish and Wildlife Service may designate critical habitat and suitable habitat areas it believes are necessary for the survival of a threatened or endangered species. A critical habitat or suitable habitat designation could result in further material land-use restrictions and may materially delay or prohibit land access for development. For example, the Company had to obtain certain permits associated with mining in the area of an eagle habitat. Failure to obtain such required permits or failure to comply with federal and state regulations could also result in delays in beginning or expanding exploration, future operations, incurring additional costs for investigation or cleanup of hazardous substances, payment of penalties for non-compliance or discharge of pollutants, and post-mining closure, reclamation, and bonding, all of which could have a material adverse impact on the Company’s financial performance, results of operations, and liquidity.
Compliance with current and future government regulations may cause the Company to incur significant costs.
Mining operations are subject to extensive federal and state legislation governing matters such as mine safety, occupational health, labor standards, prospecting, exploration, production, exports, toxic and hazardous substances, explosives, management of natural resources, land use, water use, air emissions, waste disposal, environmental review, and taxes. While the Company has ceased mining operations at the Hycroft Mine, continued compliance with these regulations and other legislation relating to regulation obligations concerning the Hycroft Mine and its future exploration and development could require significant financial outlays to comply with these laws. The enactment of new legislation or more stringent enforcement of current legislation may also increase these costs, which could materially and negatively affect the Company’s financial position, results of operations, and liquidity. The Company can provide no assurances that it will be able to adapt to these regulatory developments on a timely or cost-effective basis. Violations of these laws, regulations, and other regulatory requirements could lead to substantial fines, penalties or other sanctions, including possible shutdown of future operations.

There are uncertainties as to title matters in the mining industry. Any defects in such title could cause the Company to lose its rights in mineral properties and jeopardize the business.
The Hycroft Mine consists of private mineral rights, leases covering private lands, patented mining claims, and unpatented mining claims. Areas of the Hycroft Mine are unpatented mining claims located on lands administered by the BLM Nevada State office to which the Company has only possessory title. Because title to unpatented mining claims is subject to inherent uncertainties, it is difficult to determine conclusively ownership of such claims. These uncertainties relate to such things as sufficiency of mineral discovery, proper location and posting and marking of boundaries, and possible conflicts with other claims not determinable from descriptions of record. The Company believes a substantial portion of all mineral exploration, development and mining in the United States now occurs on unpatented mining claims, and this uncertainty is inherent in the mining industry.
The present status of the Company’s unpatented mining claims located on public lands allows the Company the right to mine and remove valuable minerals, such as precious and base metals, from the claims conditioned upon applicable environmental reviews and permitting programs. The Company is generally allowed to use the surface of the land solely for purposes related to mining and processing the mineral-bearing ores. However, legal ownership of the land remains with the United States. The Company remains at risk of the mining claims being forfeited either to the United States or to rival private claimants due to failure to comply with statutory requirements. Before 1994, a mining claim locator who was able to prove the discovery of valuable, locatable minerals on a mining claim and to meet all other applicable federal and state requirements and procedures pertaining to the location and maintenance of federal unpatented mining claims had the right to prosecute a patent application to secure fee title to the mining claim from the Federal government. However, the right to pursue a patent has been subject to a moratorium since October 1994 through federal legislation restricting the BLM from accepting any new mineral patent applications. If the Company does not obtain fee title to its unpatented mining claims, the Company cannot assure that it will be able to obtain compensation in connection with the forfeiture of such claims.
There may be challenges to title to the mineral properties in which the Company holds a material interest. If there are title defects concerning any properties, the Company may be required to compensate other persons or reduce its interest in the affected property. Also, in any such case, the investigation and resolution of title issues would divert management’s time from ongoing business operations.
The Company’s insurance may not cover all of the risks associated with the business.
The mining industry is subject to risks and hazards, including, but not limited to, environmental hazards, industrial accidents, the encountering of unusual or unexpected geological formations, slide-ins, flooding, earthquakes and periodic interruptions due to inclement or hazardous weather conditions. These occurrences could result in damage to, or destruction of, mineral properties, equipment or facilities, personal injury or death, environmental damage, long-lived asset impairments, monetary losses, and possible legal liability. Insurance fully covering many of these risks is not generally available to the Company and if it is, the Company may elect not to obtain it because of the high premium costs or commercial impracticality. Any liabilities incurred for these risks and hazards could be significant and could materially and adversely affect the Company’s results of operations, cash flows, and financial condition.
Legislation has been proposed periodically that could, if enacted, significantly affect the cost of mine development on the Company’s unpatented mining claims.
Members of the U.S. Congress have periodically introduced bills that would supplant or alter the provisions of the Mining Law of 1872. Such bills have proposed, among other things, to either eliminate or greatly limit the right to a mineral patent and to impose a federal royalty on production from unpatented mining claims. Such proposed legislation could change the cost of holding unpatented mining claims and could significantly impact the Company’s ability to develop mineralized material on unpatented mining claims. A majority of the Company’s mining claims at the Hycroft Mine are unpatented claims. Although the Company is unable to predict what legislated royalties might be, the enactment of these proposed bills could adversely affect the potential for development of the Company’s unpatented mining claims and the economics of any future mine operations on federal unpatented mining claims. Passage of such legislation could materially adversely affect the Company’s financial performance and results of operations.
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
The ongoing effects of the coronavirus pandemic or other pandemics may adversely impact our business and financial condition.
The effects of the COVID-19 pandemic have largely abated. However, the remaining ongoing effects are uncertain. The pandemic could begin worsening again in the U.S. and elsewhere, creating renewed uncertainty. The worsening of the COVID-19 pandemic could continue to, and possible future similar epidemics or other possible pandemics could also, materially and negatively impact the Company’s business, including without limitation, employee health, workforce productivity, insurance premiums, ability to travel, the availability of industry experts and personnel, restrictions or delays to current and future drill and work programs and/or the timing to process drilling and other metallurgical testing, and other factors that will depend on future developments beyond the Company’s control, which may have a material and adverse effect on its business, financial condition and results of operations. Additionally, the Company’s financial condition and results could be adversely and materially impacted due to pandemic closures or restrictions requested or mandated by governmental authorities, disruption to supply chains, and credit losses when vendors or counterparties fail to satisfy their obligations to the Company.
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
The Company’s primary future cash requirements for 2024 will be to fund working capital needs, capital and project expenditures, satisfying debt service required under the Sprott Credit Agreement, and other corporate expenses so the Company can continue to develop the Hycroft Mine by conducting targeted exploration drilling and completing the necessary technical studies to determine the likely timeline to bring the sulfide mineral resources into commercial-scale operation. As of December 31, 2023, the Company had unrestricted cash of $106.2 million. Stockholders are cautioned that expectations regarding the Company’s liquidity and capital resources are based on a number of assumptions that are believed to be reasonable but could prove to be incorrect. For example, the Company’s expectations are based on assumptions regarding commodity prices, anticipated costs and other factors that are subject to risks, many of which are beyond the Company’s control. If the Company’s assumptions prove to be incorrect, it may require additional financing sooner than expected to continue to operate the business, which may not be available on favorable terms or at all and which could have a material adverse effect on the Company’s results of operations, financial condition, and liquidity.
If the Company loses key personnel or cannot attract and retain additional personnel, the Company may be unable to explore and develop the business.
The Company’s development in the future will be highly dependent on the efforts of key management employees, specifically Diane Garrett, its President and Chief Executive Officer; Stanton Rideout, its Executive Vice President and Chief Financial Officer; and other key employees the Company may hire in the future. The Company will need to recruit and retain other qualified managerial and technical employees to build and maintain its operations. If the Company is unable to successfully recruit and retain such persons, the Company’s exploration, development and growth plans could be significantly curtailed.
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
In addition, the Sprott Credit Agreement requires the Company to comply with a number of customary covenants, as well as cross acceleration defaults. The customary covenants include:
•delivery of monthly, quarterly and annual consolidated financial statements, and semi-annual budgets or projections;
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
As of December 31, 2023, the Company had substantial outstanding indebtedness under the Sprott Credit Agreement and the Subordinated Notes. Subject to the limits and terms contained in the Sprott Credit Agreement, if the Company is unable to incur additional debt or grant additional security interests from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes, then the risks related to the Company’s high level of debt could intensify. This high level of debt and royalty payment obligations could:
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

Land reclamation requirements for the Hycroft Mine may be burdensome and expensive and may include requirements that the Company provide financial assurance supporting those requirements.
Land reclamation requirements are generally imposed on companies with mining operations to minimize the long-term effects of land disturbance. Reclamation may include requirements to control dispersion of potentially deleterious effluents, treat ground and surface water to drinking water standards, and reasonably re-establish pre-disturbance landforms and vegetation.
To carry out reclamation obligations imposed on the Company in connection with its activities at the Hycroft Mine, the Company must allocate financial resources that might otherwise be spent on further exploration and development programs. The Company has established a provision for its reclamation obligations on the Hycroft Mine, as appropriate, but this provision may be inadequate. If required to carry out unanticipated reclamation work, the Company’s financial position could be adversely affected.
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
Lawsuits and other administrative or legal proceedings may arise in the course of the Company’s operations. The Company may also face heightened regulatory or other public scrutiny as a result of going public via a transaction with a special purpose acquisition company (“SPAC”). These sorts of lawsuits or proceedings can involve substantial costs, including the costs associated with investigation, litigation and possible settlement, judgment, penalty or fines. In addition, lawsuits and other legal proceedings may be time-consuming and may require a commitment of management and personnel resources that will be diverted from the Company’s normal business operations. Although the Company generally maintains insurance to mitigate certain costs, there can be no assurance that costs associated with lawsuits or other legal proceedings will not exceed the limits of the Company’s insurance policies. Moreover, the Company may be unable to continue to maintain its existing insurance policies at a reasonable cost, if at all, or to secure additional coverage, which may result in costs associated with lawsuits and other legal proceedings being uninsured. The Company’s business, financial condition, and results of operations could be adversely affected if a judgment, penalty or fine is not fully covered by insurance.
The Company is dependent upon information and operational technology systems and new technologies that are subject to disruption, damage, failure, and risks associated with implementation and integration.
The Company is dependent upon information technology systems to conduct its operations. The information technology systems are subject to disruption, damage or failure from a variety of sources, including, without limitation, computer viruses, security breaches, cyberattacks, natural disasters and defects in design. Cybersecurity incidents are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in systems, extortion to prevent or the unauthorized release of confidential or otherwise protected information and the corruption of data. Given the unpredictability of the timing, nature and scope of information technology disruptions, the Company could potentially be subject to operational downtimes, operational delays, extortion, the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, other manipulation or improper use of systems and networks or financial losses from remedial actions, any of which could have a material adverse effect on the Company’s cash flows, financial condition or results of operations.
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
As of March 13, 2024, 2176423 Ontario Limited, an entity affiliated with Eric Sprott, and American Multi-Cinema, Inc. (“AMC”) owned approximately 9% and 11%, respectively, of the Company’s outstanding voting securities and each has the right to acquire 23,408,240 additional shares, respectively, of common stock upon the exercise of warrants held by them. In addition, AMC has the right to receive an additional 61,189 shares of common stock upon vesting of restricted stock units granted to AMC for its Board of Directors representative. Because of their significant stockholdings, each of Mr. Sprott and

AMC could exert significant influence in determining the outcome of corporate actions requiring stockholder approval and otherwise influence the business. This influence could have the effect of delaying or preventing a change in control of the Company or entrenching management or the Board of Directors, which could conflict with the interests of other stockholders and, consequently, could adversely affect the market price of the Company’s common stock.
Risks related to the Company’s Common Stock and Warrants
The market prices and trading volume of shares of the Company’s common stock have experienced, and may continue to experience, extreme volatility, which could cause purchasers of the Company’s common stock to incur substantial losses.
The market prices and trading volume of shares of the Company’s common stock have experienced, and may continue to experience, extreme volatility, which could cause purchasers to incur substantial losses. For example, during 2023, the market price of the Company’s common stock fluctuated from an intra-day low of $1.63 per share on November 15, 2023 to an intra-day high of $7.18 on January 13, 2023, and the last recorded sales price of the Company’s common stock on Nasdaq on March 13, 2024 was $2.32 per share.
•The Company believes the historical volatility may reflect market and trading dynamics unrelated to the Company’s underlying business, or macro or industry fundamentals, and it is unknown how long these dynamics will last. Under the circumstances, investing in the Company’s common stock may cause stockholders to incur the risk of losing all or a substantial portion of their investment.
•Extreme fluctuations in the market price of the Company’s common stock have been accompanied by reports of strong and atypical retail investor interest, including on social media and online forums. The market volatility and trading patterns the Company has experienced create several risks for stockholders, including the following:
◦the market price of the Company’s common stock has experienced and may experience in the future rapid and substantial increases or decreases unrelated to the Company’s financial performance or prospects or macro or industry fundamentals, and substantial increases may be significantly inconsistent with the risks and uncertainties the Company continues to face;
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
◦the Company’s market capitalization, as implied by various trading prices, has at times reflected valuations that diverge significantly from those seen prior to recent volatility, and to the extent these valuations reflect trading dynamics unrelated to the Company’s financial performance or prospects, purchasers of its common stock could incur substantial losses if there are declines in market prices driven by a return to earlier valuations; and
◦to the extent volatility in the Company’s common stock is caused, as has widely been reported, by a “short squeeze” in which coordinated trading activity causes a spike in the market price of the Company’s common stock as traders with a short position make market purchases to avoid or to mitigate potential losses, stockholders purchase at inflated prices unrelated to the Company’s financial performance or prospects, and may thereafter suffer substantial losses as prices decline once the level of short-covering purchases has abated.
The market price of the Company’s shares of common stock and publicly traded warrants may fluctuate widely.
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
On March 14, 2022, the Company entered into definitive agreements to issue 46,816,480 units in a private placement with select investors (the “Private Placement Offering”), with each unit consisting of one-tenth share of the Company’s common stock (on a post 1-for-10 reverse stock split basis) and one warrant to purchase one-tenth share of common stock. In addition, the Company conducted an “at-the-market” registered public offering in which it sold 8,955,358 additional shares of common stock (on a post 1-for-10 reverse stock split basis). The private placement and the “at-the-market” registered public offering substantially increased the number of issued and outstanding shares of common stock. In the future, the Company may issue additional shares of common stock to raise cash to bolster the Company’s liquidity, to pay indebtedness, for working capital, to finance strategic initiatives and future acquisitions or for other purposes. The Company may also issue securities convertible into, or exchangeable for, or that represent the right to receive, shares of common stock. The Company may also acquire interests in other companies or other assets by using a combination of cash and shares of common stock or using only shares of common stock. The Company may sell shares or other securities in any other offering at a price per share that is less than the prices per share paid by stockholders, and stockholders purchasing shares or other securities in the future could have rights superior to existing stockholders. The price per share at which the Company sells additional shares of common stock, or securities convertible into, exercisable or exchangeable for shares of common stock, in future transactions may be higher or lower than the prices per share paid by stockholders. Additional equity offerings may dilute the holdings of existing stockholders or reduce the market price of the Company’s common stock, or both. Any of these events may dilute the ownership interests of current stockholders, reduce earnings per share or have an adverse effect on the price of shares of the Company’s common stock. Further, sales of substantial amounts of the Company’s common stock, or the perception that these sales could occur, could have a material adverse effect on the price of the Company’s common stock.
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
Increases in market interest rates may cause potential investors to seek higher returns and therefore, may reduce demand for the Company’s common stock, which could result in a decline in the Company’s stock price.
One of the factors that may influence the price of the Company’s common stock is the return on the Company’s common stock (i.e., the amount of distributions as a percentage of the price of the Company’s common stock) relative to market interest rates. An increase in market interest rates may lead prospective purchasers of the Company’s common stock to expect a return, which the Company may be unable or choose not to provide. Further, higher interest rates would likely increase the Company’s borrowing costs and potentially decrease the cash available. Thus, higher market interest rates could cause the market price of the Company’s common stock to decline.
Volatility in the price of the Company’s common stock may subject the Company to securities litigation.
As discussed above, historically, the market for the Company’s common stock has been characterized by significant price volatility when compared to seasoned issuers, and the Company expects that its share price will continue to be more volatile than that of a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. The Company may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.
The Company does not anticipate paying common stock dividends in the foreseeable future.
The Company currently plans to invest all available funds and future cash flows, if any, in the exploration and development and growth of its business. The Company has never paid dividends on its common stock and currently has no plans to do so. The Company’s debt agreements contain provisions that restrict its ability to pay dividends. As a result, a rise in the market price of the Company’s common stock, which is uncertain and unpredictable, is the only source of potential gain for the foreseeable future and stockholders should not rely on an investment in the Company’s common stock for dividend income.
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
The Company’s outstanding warrants have a strike price that is higher than the last recorded sale price of the Company’s common stock on Nasdaq on March 13, 2024. Specifically, the Company has 33,937,583 warrants outstanding that expire on May 29, 2025 that entitle holders to purchase one-tenth share of the Company’s common stock at an exercise price of $11.50, 9,583,334 warrants outstanding that expire on October 6, 2025 that entitle holders to purchase one-tenth share of the Company’s common stock at an exercise price of $10.50 per share and 46,816,480 warrants outstanding that expire on March 15, 2027 that entitle holders to purchase one-tenth share of the Company’s common stock at an exercise price of $1.068 per share.
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
The Company is a “smaller reporting company,” and the applicable reduced disclosure requirements may make the Company’s common stock less attractive to stockholders.
The Company is a “smaller reporting company,” and will remain a smaller reporting company until the fiscal year following the determination that the Company’s voting and non-voting common stock held by non-affiliates is $250 million or more measured on the last business day of the second fiscal quarter, or the Company’s annual revenues are $100 million or more during the most recently completed fiscal year and the voting and non-voting common stock held by non-affiliates is $700 million or more measured on the last business day of the second fiscal quarter. Smaller reporting companies are able to provide simplified executive compensation disclosure and have certain other reduced disclosure obligations, including, among other things, being required to provide only two years of audited consolidated financial statements. The Company’s stockholders may find the Company’s common stock less attractive as a result of the Company’s status as a “smaller reporting company” and the Company’s reliance on the reduced disclosure requirements afforded to these companies.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
Risk Management and Strategy
Our comprehensive risk management strategy for the assessment, identification and management of material risks stemming from cybersecurity threats involves a systematic evaluation of potential threats, vulnerabilities, and their potential impacts on our organization’s operations, data, and systems.
Our cybersecurity risk management program is integrated into our overall enterprise risk management program and shares common methodologies, reporting channels, and governance processes that apply across the enterprise risk management program, including legal, compliance, strategic, operational, and financial risk areas.
The cybersecurity risk management program includes:
• Risk assessments designed to help identify material cybersecurity risks to our critical systems, information, and broader enterprise IT environment;
•A team principally responsible for managing (i) cybersecurity risk assessment processes, (ii) security controls, and (iii) response to cybersecurity incidents;
•The use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of security controls;
•Cybersecurity awareness training for users and senior management, including through the use of third-party providers for regular mandatory training;
•A cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and,
•A risk management process for third-party service providers, suppliers and vendors, including a rigorous vetting process and ongoing monitoring mechanisms designed to ensure compliance with cybersecurity standards.
As of the date of this Annual Report on Form 10-K, the Company is not aware of any cybersecurity incidents, that have had a materially adverse effect on our operations, business, results of operations, or financial condition.
Governance
Our Board of Directors considers cybersecurity risk as part of its risk oversight function. It has delegated oversight of cybersecurity and other information technology risks to the Audit Committee (the “Committee”). The Committee oversees the implementation of the cybersecurity risk management program.
The Committee receives periodic reports from management on potential cybersecurity risks and threats and receives presentations on cybersecurity topics from Hycroft’s Information Systems Manager. The Committee reports to the full Board of Directors regarding its activities, including those related to cybersecurity. The full Board of Directors also receives briefings from management on the cybersecurity risk management program as needed.
Management is responsible for assessing and managing our material risks from cybersecurity threats. Management has primary responsibility for our overall cybersecurity risk management program and supervises both the internal cybersecurity personnel and external cybersecurity consultants. Hycroft’s Information Systems Manager has many years of experience leading cybersecurity oversight and has extensive experience with information technology, including security, auditing, compliance, systems, and programming.
The management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel, threat intelligence and other information obtained from governmental, public or private sources, including external consultants; and alerts and reports produced by security tools deployed in the IT environment. Our cybersecurity incident response plan governs our assessment and response upon the occurrence of a material cybersecurity incident, including the process for informing senior management and our Board of Directors.
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
The Hycroft Mine straddles Townships 34, 35, 35½, and 36 North and Ranges 28, 29, and 30 East, Mount Diablo Base and Meridian (“MDB&M”), with an approximate latitude 40°52’ north and longitude 118°41’ west. The mine is situated on the western flank of the Kamma Mountains on the eastern edge of the Black Rock Desert.

The Hycroft Mine consists of 30 private parcels with patented claims that comprise approximately 1,787 acres, and 3,247 unpatented mining claims that encompass approximately 62,298 acres. The combined patented and unpatented claims comprise approximately 64,000 acres. On May 15, 2023, the Company expanded its holdings by acquiring a 50% undivided interest in three additional mining claims, totaling approximately 60 acres.
Existing facilities on-site include two administration buildings, a mobile maintenance shop, a light vehicle maintenance shop, a warehouse, three Heap Leach Pads (Crofoot, North, and Brimstone), primary, secondary, and tertiary crushing systems, two Merrill-Crowe process plants, and a refinery. Slopes on the historic Crofoot Heap Leach Pad are being re-graded in accordance with the reclamation plan approved by the BLM. It is considered that the other existing components of the mine property may be utilized for future development. The Hycroft Mine operates under permit authorizations from the BLM, NDEP, NDOW, Nevada Department of Water Resources (“NDWR”), and County agencies.
Hycroft Technical Report Summary
On March 28, 2023, the Company, along with its third-party consultants, completed and filed the 2023 Hycroft TRS prepared in accordance with the Modernization Rules. The 2023 Hycroft TRS provides an initial assessment of the mineral resource estimate utilizing a milling and POX process for sulfide and transition mineralization and heap leaching process for oxide mineralization. As a result of additional information, including historical assay certificates and drilling results obtained during 2022 and included in the 2023 Hycroft TRS, the 2023 Hycroft TRS supersedes and replaces the 2022 Hycroft TRS. Accordingly, the 2022 Hycroft TRS should no longer be relied upon. In addition, see the sections entitled “Cautionary Note to U.S. Investors Regarding Mineral Resources,” “Cautionary Note Regarding Forward-Looking Statements,” and “Risk Factors” when reviewing the information set forth in this Section.
The information that follows relating to the Hycroft Mine is derived, for the most part, from, and in some instances is an extract from, the 2023 Hycroft TRS. Portions of the following information are based on assumptions, qualifications and procedures that are not fully described herein. Reference should be made to the full text of the 2023 Hycroft TRS, incorporated herein by reference as Exhibit 96.1 to this 2023 Form 10-K and made a part hereof.
During 2022 and 2023, the Company, together with its consultants, continued to advance the metallurgical processes to treat the Hycroft sulfide mineral resource. The focus of ongoing work has included further development of the comminution circuit with crushing and grinding studies, flotation variability studies, benchtop pressure oxidation studies, carbon-in-leach studies, thickener dewatering studies, preparation for a benchtop roaster study, and tailings compaction study. The purpose of these studies is to generate higher gold and silver recoveries in sulfide-bearing ores and identify potential alternative products for additional revenue streams that will optimize the mineral economics of the deposit.
Upon furnishing the 2023 Hycroft TRS, the Hycroft Mine had measured and indicated mineral resources of 10.6 million ounces of gold and 360.7 million ounces of silver and inferred mineral resources of 3.4 million ounces of gold and 96.1 million ounces of silver, which are contained in oxide, transitional, and sulfide ores.
Overview and Highlights
The 2023 Hycroft TRS summarizes the results of an initial assessment and supports the disclosure of mineral resources at the Hycroft Mine utilizing a milling and POX process for sulfide and transition mineralization and heap leaching process for oxide mineralization. The work has been prepared at the request of the Company and completed by third-party consultants including Ausenco, IMC, and WestLand. Employees of IMC and Ausenco who have worked on and approved this mineral resource estimate are Qualified Persons as defined under the Modernization Rules.
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
The mineral resource is based upon information provided by the Company, which has been checked and validated wherever possible by IMC. The calculations and interpretations presented here are the work of IMC, which takes responsibility for the published mineral resource.
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

The following shows the location of our property.

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
The Hycroft Mine consists of 30 private parcels with patented claims that comprise approximately 1,787 acres, and 3,247 unpatented lode and placer mining claims that encompass approximately 62,298 acres. The combined patented and unpatented claims comprise approximately 64,000 acres. The Hycroft Mine’s patented claims occupy private lands, and its unpatented claims occupy public lands, administered by the BLM. These claims are governed by the laws and regulations of the U.S. federal government and the State of Nevada. To maintain the patented claims in good standing, we must pay the annual property tax payments to the county in which the claims are held. To maintain the unpatented claims in good standing, we must file a notice of intent to maintain the claims within the county and pay the annual mineral claim filing fees to the BLM. Such filing fees amounted to $0.6 million for the years ended December 31, 2023 and 2022. As long as we file the annual notice and pay the claim filing fees, there is no expiration date for our unpatented claims.
A portion of the Hycroft Mine is subject to a mining lease requiring us to pay a 4% net profit royalty to the owner of certain patented and unpatented mining claims, subject to a maximum of $7.6 million, of which $3.3 million has been satisfied, and $4.3 million remained outstanding at both December 31, 2023 and 2022. There is no expiration date on the net profit royalty.
The Hycroft Mine is also subject to the Sprott Royalty Agreement and which requires us to pay a perpetual royalty equal to 1.5% of the Net Smelter Returns, as such term is defined in such agreement, from the Hycroft Mine. There is no expiration and no limit on the amount that can be paid on the Sprott Royalty Agreement.
The Hycroft Mine was formerly known as the Crofoot-Lewis open pit mine, which was a small heap leaching operation that commenced in 1983. Vista Gold Corp., a corporation incorporated under the laws of the Yukon Territory (“Vista”), acquired the Crofoot-Lewis claims and mine in 1987 and 1988. During this first operating period, the mine produced over 1.0 million ounces of gold and 2.5 million ounces of silver. The mine production continued until it was placed on a care and maintenance program in December 1998 due to low gold prices. Hycroft Mining Corporation (“HMC”) acquired the Hycroft Mine in 2007 pursuant to an arrangement agreement where Vista transferred its Nevada mining properties to HMC’s predecessor. HMC restarted the Hycroft Mine in 2008 and suspended mining operations on July 8, 2015. During 2016, HMC was actively processing and producing gold from the ore within the heap leach pads. On January 1, 2017, Hycroft Mining Corporation (“HMC” or “Seller”) went into a care and maintenance mode when it stopped adding lime to the leach pads and continued to operate in a care and maintenance mode throughout 2017 and 2018. Prior to restarting operations, production of gold and silver was a byproduct of HMC’s maintenance activities on the Hycroft Mine. In December 2018 HMC began restart activities, including the rehabilitation of the crushing facility and construction of a new leach pad, with active mining operations beginning in the second quarter of 2019 with six haul trucks, two hydraulic shovels, and one wheel loader. Initial gold and silver production occurred in August 2019 and continued until active mining operations ceased at the Hycroft Mine in November 2021.
Existing facilities on site include two administration buildings, a mobile maintenance shop, a light vehicle maintenance shop, a warehouse, leach pads, primary, secondary, and tertiary crushing systems, two Merrill-Crowe process plants, and a refinery. Components for a second refinery are present on-site and will be assembled during the mining activities expansion. In the event of any missing components for the refinery’s construction, they will be acquired and delivered to the site as part of the overall mining expansion. The crushing system was refurbished as part of the restart activities. All other facilities are operational except for the North Merrill-Crowe plant, which will be rehabilitated and brought online when required. The gross carrying value of Property, plant, and equipment, net associated with the Hycroft Mine as of December 31, 2023 and 2022, was $87.1 million and $86.6 million, respectively.
Geology and Mineralization
The Hycroft Mine is located on the western flank of the Kamma Mountains. The deposit is hosted in a volcanic eruptive breccia and conglomerates associated with the Tertiary Kamma Mountain volcanics. The volcanics are mainly acidic to intermediate tuffs, flows, and coarse volcanoclastic rocks. Fragments of these units dominate the clasts in the eruptive breccia. The Central Fault and East Fault control the distribution of mineralization. A post-mineral range-front fault separates the ore body from the adjacent Pleistocene Lahontan Lake sediments in the Black Rock Desert. The geological events have created a physical setting ideally suited to the open-pit, heap leach mining operation at the Hycroft Mine. The heap leach method is widely used in the southwestern United States and allows the economical treatment of oxidized low-grade ore deposits in large volumes. The Company is contemplating sulfide processes commonly used worldwide to treat refractory sulfide ores.
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
Drilling
The Hycroft Mine mineral resource model includes data from 1981 to 2022 and includes 5,601 holes, representing 2,588,826 feet of drilling, of which 171 holes were added during 2021 and 2022. In the 2023 Hycroft TRS, there are 5,532 drill holes in the resource model area which includes holes drilled to define stockpiles.
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
The following description of the Hycroft Mine’s measured, indicated and inferred mineral resources does not purport to be complete and is subject to, and qualified in its entirety by reference to, the full text of the 2023 Hycroft TRS, incorporated by reference as Exhibit 96.1 to this 2023 Form 10-K.

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
•recoveries for gold and silver were estimated by process type:
◦milling, flotation and acid pressure oxidation was 76% overall of the fire assays for gold and 76% for fire assays for silver; and
◦ROM heap leaching was 75% for cyanide soluble gold and 12.2% for fire assay silver.
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
The Hycroft Mine resource model includes data from 1981 to 2022 and includes 5,601 holes, representing 2,588,826 feet of drilling. The drill hole collar locations are shown in the 2023 Hycroft TRS and later in this text. In the 2023 Hycroft TRS, there are 5,323 drill holes in the resource model area of which 188 have been drilled to define stockpiles or the Crofoot leach pad.
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
Rock chip sampling has been conducted both historically in the active mine area, and on a regional basis (2008-present). A database of 2,416 samples has been compiled, covering the greater land position. Au values range from 0 to 0.372 ppm, while Ag values range from 0 to 71.8 ppm. Rock chip samples have been taken on most outcrops, with a focus on alteration and potential mineralization. These samples are used as a guide to exploration and are point samples only.
The land position has been surveyed with both gravity and induced polarity (“IP”) geophysical techniques by Hycroft. The current ground-based gravity survey covers approximately 130 square miles, centered on the mine site. Gravity indicates several structural features and density changes. Gravity has also defined the basin edge to the west, approximately four miles west of the Brimstone Pit.
Ground IP surveys were run over the mine site and Vortex in 2007 and extended outward in 2011 to cover approximately 24 square miles. The survey results focus on chargeability anomalies, that potentially identify sulfide material (> approximately 1.5%) at depth, and resistivity anomalies, that potentially identify silicification at depth.
In 2022, a hyperspectral imaging flyover of the Hycroft property was conducted by SpecTIR Advanced Hyperspectral Solutions. Both Longwave Infrared (“LWIR”) and Shortwave Infrared (“SWIR”) imaging were collected with the intent of helping identify key minerals on the surface to focus reconnaissance mapping and soils programs.
Field mapping was historically carried out in all active mine areas. Mapping focuses on structure, bedding, joints, lithology, and alteration. The near-mine data is incorporated into the three-dimensional geology model, while the regional work is focused on defining exploration targets for future drilling. A regional geology map covering the land position was compiled in 2012.
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
Cautionary Note to U.S. Investors Regarding Mineral Resources. The mineral resource estimates included herein or incorporated by reference herein, including in the 2023 Hycroft TRS, have been prepared in accordance with the requirements of the Modernization Rules as set forth in subpart 1300 of Regulation S-K which became widely applicable on January 1, 2021. These disclosures differ in material respects from the prior requirements set forth in Industry Guide 7, including in that mineral resource information was not permitted and mineral resources have been calculated in accordance with the provision of subpart 1300 of Regulation S-K. These standards differ significantly from the disclosure requirements of Industry Guide 7 in that mineral resource information contained herein may not be comparable to similar information disclosed by U.S. companies that have not implemented the Modernization Rules promulgated by the SEC. Under SEC standards, mineralization, such are mineral resources, may not be classified as a “mineral reserve” unless the determination has been made that the mineralization could be economically and legally produce or extracted at the time of the reserve determination. The term “economically,” as was used in the SEC’s Industry Guide 7 definition of mineral reserves, means that profitable extraction or production has been established or analytically demonstrated in a feasibility study to be viable and justifiable under reasonable investment and market assumptions. The term “legally” as used in the SEC’s Industry Guide 7 definition of mineral reserves, does not imply that all permits needed for mining and processing have been obtained or that other legal issues have been completely resolved. However, for a reserve to exist, we must have a justifiable expectation, based on applicable laws and regulations, that issuance of permits or resolution of legal issues necessary for mining and processing at a particular deposit will be accomplished in the ordinary course and in a timeframe consistent with our current mine plans. The terms “Mineral Resource,” “Measured Mineral Resource,” “Indicated Mineral Resource,” and “Inferred Mineral Resource” are defined and used in accordance with the Modernization Rules. You are specifically cautioned not to assume that any part or all of the mineral deposits (including mineral resources) in these categories will ever be converted into mineral reserves, as defined by the SEC. You are further cautioned that, except for any portion of mineral resources, as applicable, classified as mineral reserves, mineral resources do not have demonstrated economic value. Inferred mineral resources have a high degree of uncertainty as to their existence as to whether they can be economically or legally mined. Under the Modernization Rules, estimates of inferred mineral resources may not form the basis of an economic analysis. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. A significant amount of exploration must be completed in order to determine whether an inferred mineral resource may be upgraded to a higher category. Therefore, you are cautioned not to assume that all or any part of an inferred mineral resource exists, that it can be economically or legally mined, or that it will ever be upgraded to a higher category. Likewise, you are cautioned not to assume that all or any part of measured or indicated mineral resources will be upgraded to mineral reserves.
Technical Report Summaries and Qualified Persons
The scientific and technical information concerning the Hycroft Mine in this 2023 Form 10-K has been reviewed and approved by third-party “Qualified Persons” under the Modernization Rules, including Ausenco, IMC, and WestLand. For a description of the key assumptions, parameters and methods used to estimate mineral resources included in this 2023 Form 10-K, as well as data verification procedures and a general discussion of the extent to which the estimates may be affected by any known environmental, permitting, legal, title, taxation, sociopolitical, marketing, or other relevant factors, please review the 2023 Hycroft TRS.
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
Warrant Holder Litigation
The Company has been named as a defendant in four pro se actions that assert claims for breach of contract and declaratory judgment arising from or directly relating to Warrants purportedly held by the Pro Se Plaintiffs in the Delaware Chancery Court. In various forms, they allege that the Company or its predecessor entities breached the Warrant Agreement, dated October 22, 2015, and/or related Amendment Agreement, dated February 26, 2020. In sum, in all four actions, Plaintiffs allege, by or on behalf of “Warrant holders,” that the Company or its predecessor(s) breached these agreements by failing to make proper “Mechanical Adjustments” to the Warrants in accordance with terms of the Warrant Agreement upon the occurrence of certain business transactions and events, including the May 29, 2020, Business Combination. On January 10, 2024, in response to the Company’s motion to consolidate the four pro se actions, the Delaware Chancery Court ordered the parties to submit a proposed briefing schedule for the defendant’s preliminary motions to dismiss.
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
During the year ended December 31, 2023, the Hycroft Mine reported no lost time accidents and achieved one million work hours without a lost time incident in the second quarter of 2023. The Hycroft Mine’s TRIFR for the trailing 12 months, which includes other reportable incidents, is one of the metrics we use to assess safety performance, and it is well below industry averages and significantly below pre-2021 historical levels observed at the Hycroft Mine. During the year ended December 31, 2023, the Company continued its critical focus on safety, including allocating additional personnel, resources, workforce time, and communications to mine safety. These actions contributed to maintaining a TRIFR of Nil (0.00) at

December 31, 2023 and December 31, 2022. The Company remains committed to adapting safety initiatives as necessary to ensure the well-being of our workforce, contractors, and visitors.
The operation of the Hycroft Mine is subject to regulation by MSHA under the Mine Act. MSHA inspects the Hycroft Mine on a regular basis and issues various citations and orders when it believes a violation has occurred under the Mine Act. Following passage of The Mine Improvement and New Emergency Response Act of 2006, MSHA significantly increased the numbers of citations and orders charged against mining operations. The dollar penalties assessed for citations issued have also increased in recent years.
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this 2023 Form 10-K.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The Company’s common stock is publicly traded on the Nasdaq under the symbol “HYMC.”
On November 14, 2023, the Company effectuated a reverse stock split with a ratio of 1-for-10. The reverse stock split was intended to increase the price per share of the Company’s common stock to allow the Company to demonstrate compliance with the $1.00 minimum bid price requirement for continued listing on Nasdaq. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to the Financial Statements for further details.
On March 13, 2024, the last reported sale price of the Company’s common stock on the Nasdaq was $2.3200. As of March 13, 2024, there were 21,005,192 shares of the Company’s common stock issued and outstanding, and there were 244 registered stockholders of record.
Dividend Policy
The Company has never paid dividends on its common stock and currently has no plans to do so. The Sprott Credit Agreement contains provisions that restrict the Company’s ability to pay dividends. For additional information on these restrictions, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Debt covenants and Note 9 – Debt, Net to the Notes to the Financial Statements.
Issuer Purchases of Equity Securities
During the year ended December 31, 2023, the Company did not purchase any of its equity securities that are registered under Section 12(b) of the Exchange Act. The Sprott Credit Agreement contains provisions that restrict the Company’s ability to repurchase or redeem capital stock.
Unregistered Sales of Equity Securities and Use of Proceeds
On July 28, 2022, the Company issued 171,467 shares of common stock (on a post 1-for-10 reverse stock split basis) to a financial advisor as consideration for entering into a settlement agreement. The number of shares of common stock issued was determined using the volume weighted average price on the Nasdaq for the 10 trading days preceding the effective date of the agreement. See Note 15 – Stockholders’ Equity to the Notes to the Financial Statements for further details.
On November 28, 2022, the Company entered into a Note Purchase and Sale Agreement (the “Highbridge Agreement”) with Highbridge MSF International Ltd. (“Highbridge”) whereby the Company agreed to purchase and Highbridge agreed to sell, $11.1 million (including $0.2 million in accrued unpaid interest) of Subordinated Notes. The purchase of the Subordinated Notes was completed in two transactions: (i) cash consideration of $5.6 million; and (ii) the issuance of 50,000 shares of common stock with a grant date fair value of $0.4 million. In addition, the Company paid $0.1 million in legal fees related to the Highbridge Agreement. The purchase of the Subordinated Notes represented a discount of approximately 42% to the face value of the debt. See Note 9 – Debt, Net to the Notes to the Financial Statements for further details.
ITEM 6. [RESERVED]
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion provides information we believe is relevant to an assessment and understanding of our consolidated operating results and financial condition. The following discussion should be read in conjunction with our other reports filed with the SEC, as well as our Financial Statements and the Notes. Terms not defined herein have the same meaning defined elsewhere in this 2023 Form 10-K.
Introduction to the Company
We are a gold and silver exploration and development company that owns the Hycroft Mine in the prolific mining region of Northern Nevada. We are focused on exploring the Hycroft Mine’s claims comprising approximately 64,085 acres and developing the Hycroft Mine in a safe, environmentally responsible, and cost-effective manner. We ceased mining activities in November 2021, and as of December 31, 2022, we completed processing of gold and silver ore previously placed on leach pads. We do not expect to generate Revenues from gold and silver sales until after developing the Hycroft Mine and recommencing mining operations.

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
During the year ended December 31, 2023, we reported no lost time accidents and achieved one million work hours without a lost time incident in the second quarter of 2023. The Hycroft Mine’s TRIFR for the trailing 12 months, which includes other reportable incidents, is one of the metrics we use to assess safety performance, and it is well below industry averages and significantly below pre-2021 historical levels observed at the Hycroft Mine. During the year ended December 31, 2023, we continued our critical focus on safety, including allocating additional personnel, resources, workforce time, and communications to mine safety. These actions contributed to maintaining a TRIFR of Nil (0.00) at December 31, 2023 and December 31, 2022. We remain committed to adapting our safety initiatives as necessary to ensure the well-being of our workforce, contractors, and visitors.
Executive Summary
During the year ended December 31, 2023, we continued Phase 2 of the 2022-2023 exploration drill program, completed portions of the metallurgical and variability test work, and continued to analyze drill assay data and information received during Phase 1 and Phase 2 of the 2022-2023 exploration drill program involving reverse circulation (“RC”) and core drilling that began in the third quarter of 2022. In March 2023, the Company completed the 2023 Hycroft TRS utilizing a conventional crushing, grinding, and flotation circuit that generates a concentrate to be fed to a POX autoclave facility commonly used for refractory gold ores.
Recent Developments
Project Update
2022-2023 Exploration Drill Program
In July 2022, the Company launched its 2022-2023 exploration drill program, which is the largest exploration program at the Hycroft Mine in nearly a decade. The 2022-2023 exploration drill program is comprised of RC and core drilling. The overall focus of the 2022-2023 exploration drill program is to improve the understanding of the higher-grade intercepts, determine the sequencing of mine planning, develop opportunities to mine higher-grade ore early in the mine plan in order to enhance the project’s economics, and test exploration targets outside the currently known deposits. To date, results are generally higher grade than reflected in the current resource model. As part of Phase 2 drilling in 2023, approximately 11,000 meters of RC drilling were completed and approximately 4,000 meters of core drilling were completed on targets within the resource area focused on enhancing project economics and approximately 2,000 meters of core drilling were completed on high-priority exploration targets outside the resource area. Additional exploration work completed in advance of drilling outside of the resource area includes geophysics and soil sample programs in high priority target areas highlighted from the hyperspectral work completed in 2022.
Finalized Initial Assessment Technical Report
The Company, along with its third-party consultants, completed and filed the 2023 Hycroft TRS with an effective date of March 27, 2023. The 2023 Hycroft TRS included a mineral resource estimate for the Hycroft Mine as determined in accordance with the requirements of the Modernization Rules. The 2023 Hycroft TRS included measured and indicated mineral resources of 10.6 million ounces of gold and 360.7 million ounces of silver (15.2 million gold equivalent ounces) and inferred mineral resources of 3.4 million ounces of gold and 96.1 million ounces of silver (4.6 million gold equivalent ounces), which are contained in oxide, transitional, and sulfide ores.
For this study, IMC developed the Hycroft Mine resource block model which includes 1981 to 2022 data generated from 5,601 holes, representing 2,588,826 feet of drilling. Changes to the drill hole database for additional verification work completed during 2022, along with additional drilling conducted during 2021 and 2022, led to a change in the mineral resource estimate, when compared with the mineral resource estimate contained in the 2022 Hycroft TRS.
Metallurgical and Variability Test Work
During the year ended 2023, the Company completed a substantial portion of the metallurgical and flotation variability test work necessary for designing a sulfide milling operation, establishing (i) a comprehensive understanding of how each geologic domain will perform during operations, and (ii) the processing components and reagents required to optimize gold and silver recoveries. Metallurgical and flotation tests produced promising results, with confirmed average flotation recoveries increasing to 89% for gold and 93% for silver, up from 80% for both in the 2023 Hycroft TRS. These findings inform further process development and refining of crushing and grinding studies. Combined with data from the 2022-2023 exploration drill program, these results will guide mine plan design, mill circuit configuration, and ore haul truck specifications, to enhance the value of the Hycroft Mine.
Balance Sheet and Equity Activities
During the year ended December 31, 2023, the Company completed the following activities (discussed in further detail below) that strengthened the Company’s balance sheet:
•Maintained compliance with Nasdaq’s minimum share price rules by effecting a 1-for-10 reverse stock split effective November 14, 2023.
•Renegotiated cash collateral requirements for the Company’s surety bonds which increased unrestricted cash by $9.1 million.
•Reactivated the “at-the-market offering” program (“ATM Program”) for aggregate gross proceeds of $1.1 million, less commissions and offering expenses of $0.3 million.
2024 Outlook
The Company’s current plan is to operate safely as it continues exploration drilling, finalizing the process flow sheet for an updated technical report for recovering gold and silver from sulfide ore and maintaining the Hycroft Mine. Utilizing the assay results from the 2022-2023 drill program and variability test work program, the technical study will include trade-off studies and alternative analyses. The Company is currently considering various alternative analyses, including evaluating grinding methods, reviewing alternative flotation cell configurations, and completing a trade-off study for roasting equipment. The technical report is currently targeted for completion by the end of the first half of 2024.
Results of Operations
Revenues
The following table provides a summary of gold and silver revenues for the Hycroft Mine (in thousands, except ounces and per ounce amounts):

	Year Ended December 31,
	2023	2022
Gold revenue	$—	$32,249
Gold ounces recovered	—	14,032
Gold ounces sold	—	17,728
Average realized price (per ounce)	$—	$1,819

Silver revenue	$—	$980
Silver ounces recovered	—	37,281
Silver ounces sold	—	44,084
Average realized price (per ounce)	$—	$22.23
During the year ended December 31, 2022, the Company completed processing of gold and silver ore previously placed on leach pads prior to ceasing mining operations in November 2021. As a result, the Company does not expect to generate Revenues from gold and silver sales until after further developing the Hycroft Mine and recommencing mining operations.

Total cost of sales and operating expenses
Effective January 1, 2023, the Company began reporting amounts for Mine site period costs, Asset retirement obligation adjustments, Depreciation and amortization, and Write-down of supplies inventories as Operating Expenses as this presentation aligns with how the business will be viewed and managed until such time that the Company develops the Hycroft Mine and recommences mining operations. Prior to January 1, 2023, Mine site period costs, Asset retirement obligation adjustments, Depreciation and amortization, and Write-down of supplies inventories were presented as Cost of sales. (The following notes are in reference to the Notes to the Financial Statements)

	Year Ended December 31,
	2023	2022
Cost of sales:
Production costs	$—	$30,756
Mine site period costs – Note 2	—	13,720
Asset retirement obligation adjustments – Notes 2 and 8	—	4,701
Depreciation and amortization – Note 2	—	3,361
Write-down of supplies inventories – Notes 2 and 4	—	1,051
Total cost of sales	—	53,589
Operating expenses:
Projects, exploration, and development	20,637	18,355
General and administrative	12,673	14,367
Mine site period costs – Note 2	11,886	—
Depreciation and amortization – Note 2	2,814	—
Accretion – Note 8	1,087	408
Write-down of supplies inventories – Notes 2 and 4	495	—
Gain on settlement of accrued liability – Note 10	(1,151)	—
Asset retirement obligation adjustments – Notes 2 and 8	(2,887)	—
Total cost of sales and operating expenses	$(45,554)	$86,719
Production costs
For the year ended December 31, 2023, the Company recognized Nil in Production costs, compared to $30.8 million, respectively, or $1,735 per ounce of gold, sold during the same period of 2022. As the Company did not generate Revenues during 2023, the Company did not have Production costs or Cost of sales. The Company does not expect to incur Production costs related to Cost of sales until after it begins generating Revenues, as discussed above.
Mine site period costs
During the year ended December 31, 2023, the Company recorded $11.9 million of Mine site period costs for costs related to maintaining and operating the Hycroft Mine, including environmental, maintenance, and administration costs. Effective January 1, 2023, the Company began reporting amounts for Mine site period costs as Operating expenses as this presentation aligns with how the business will be viewed and managed until the Company develops the Hycroft Mine and recommences mining operations.
During the year ended December 31, 2022, the Company recorded $13.7 million of Cost of sales for costs that were in excess of the net realizable value per ounce of gold inventories. Such period costs were generally the result of costs related to activities at the Hycroft Mine that do not qualify for capitalization to Production-related inventories or adjustments to production inventories that were the result of recurring or significant downtime or delays, unusually high levels of repairs, inefficient operations, overuse of processing reagents, inefficient cost-volume structures, or other unusual costs and activities, and cannot be recorded to Production-related inventories based on the threshold established by the calculation of the estimated net realizable value per ounce of gold.
Asset retirement obligation adjustments
During the year ended December 31, 2023, the Company recorded a change in estimate to its Asset retirement obligation of $2.9 million. The change in estimate during the year ended December 31, 2023, reflected a net decrease in estimate attributable to the completion of part of the Crofoot leach pad re-sloping and the change in timing of water treatment Phases 2 and 3, and evaporation over a three-year period at the end of the mine life, partly offset by increased labor and equipment costs. Effective

January 1, 2023, the Company began reporting amounts for Asset retirement obligation adjustments as Operating expenses as this presentation aligns with how the business will be viewed and managed until such time that the Company develops the Hycroft Mine and recommences mining operations. In accordance with the change in estimate, the Company recorded a reduction in operating expense of $2.9 million as the Company does not have mineral reserves and accordingly all costs are expensed or credited as incurred.
During the year ended December 31, 2022, the Company recorded a change in estimate to its Asset retirement obligation of $4.7 million. The change in estimate was the result of updated cost assumptions related to regulatory changes requiring additional sloping and expected timing of reclamation activities associated with the Crofoot leach pad prior to recommencing operations. As discussed in the preceding paragraph, the Company recorded an expense of $4.7 million for the change in estimate as the Company did not have mineral reserves in 2022.
Depreciation and amortization
Depreciation and amortization expense was $2.8 million for the year ended December 31, 2023, compared to $3.4 million during the same period of 2022. The decrease in total Depreciation and amortization expense was largely due to the conclusion of depreciation of the test leach pads in July 2022, following their full depreciation.
Effective January 1, 2023, the Company began reporting amounts for Depreciation and amortization as Operating expenses as this presentation aligns with how the business will be viewed and managed until such time that the Company develops the Hycroft Mine and recommences mining operations. Prior to January 1, 2023, Depreciation and amortization was presented as Cost of sales.
Write-down of supplies inventories
For the year ended December 31, 2023, the Company recorded a Write-down of supplies inventories of $0.5 million for obsolete and slow-moving supplies inventories as compared with $1.1 million for the year ended December 31, 2022. The Company evaluates its supplies inventories and records write-downs for items not expected to be used in the next 12 months.
Effective January 1, 2023, the Company began reporting amounts for Write-down of supplies inventories as Operating expenses as this presentation aligns with how the business will be viewed and managed until the Company develops the Hycroft Mine and recommences mining operations. Prior to January 1, 2023, Write-down of supplies inventories was presented as Cost of sales.
Projects, exploration, and development
During the years ended December 31, 2023 and 2022, Projects, exploration, and development costs totaled $20.6 million and $18.4 million, respectively. Projects, exploration, and development were related to: (i) completing technical studies; (ii) conducting geological studies; (iii) oversight and project management; and (iv) exploration drilling, engineering, and metallurgical activities. The increase of $2.2 million during the year ended December 31, 2023, was primarily the result of Phase 2 of the 2022-2023 exploration program that was initiated in April 2023.
General and administrative
General and administrative totaled $12.7 million and $14.4 million, respectively, during the years ended December 31, 2023 and 2022. The decrease of $1.7 million during the year ended December 31, 2023, was primarily due to decreases in contractor services, investor relations expense, and legal expense, that was partially offset by an increase in compensation expense associated with additional staffing in 2023.
Accretion
We recorded $1.1 million and $0.4 million of Accretion during the years ended December 31, 2023 and 2022, respectively, which related to our Asset retirement obligation and future reclamation costs. See Note 8 – Asset Retirement Obligation to the Notes to the Financial Statements for further detail.
Gain on settlement of accrued liability
During the year ended December 31, 2023, the Company reached an agreement with a supplier regarding a consignment agreement for crusher liners. The settlement resulted in a $1.2 million gain, see Note 10 – Accounts Payable and Accrued Expenses to the Notes to the Financial Statements for further detail.
Interest expense
As discussed and detailed in Note 9 – Debt, Net, Interest expense to the Notes to the Financial Statements totaled $18.5 million for both years ended December 31, 2023 and 2022. The net change during the year ended December 31, 2023, was the result of a decrease in the outstanding obligation for the Sprott Credit Agreement as the Company repaid portions of the balance in March 2022 and November 2022. This decrease was offset by an increase in the balance outstanding on the

Subordinated Notes at December 31, 2023 as compared to the same periods in 2022. The higher outstanding balance for the Subordinated Notes was due to quarterly interest payments that are paid in-kind as additional indebtedness.
Interest income
Interest income totaled $8.3 million and $2.3 million, respectively, during the years ended December 31, 2023 and 2022. In July 2022, the Company invested a portion of its cash balances in AAAm rated U.S. Government Money Market Funds that are readily convertible to cash. These investments earned the Company $5.9 million and $1.9 million, respectively, in interest during the years ended December 31, 2023 and 2022. In addition, the Company earned $1.6 million and $0.4 million, respectively, on its Restricted cash during the years ended December 31, 2023 and 2022. During the year ended December 31, 2023, the company also earned Interest income of $0.8 million from the Equipment Purchase Agreement related to Assets held for sale.
Gain on sale of assets, net of commissions
The Company recognized a Gain on sale of assets, net of commissions of $0.5 million for the year ended December 31, 2023, compared to $3.9 million for the year ended December 31, 2022. Subsequent to ceasing mining operations in November 2021, the Company implemented an asset recovery program in order to monetize non-core assets and excess supplies inventories. In addition, the Company sold an uninstalled regrind mill and ball mill that are not expected to be needed for a future milling operation.
Fair value adjustments to warrants
During the years ended December 31, 2023 and 2022, the Fair value adjustments to warrants resulted in a non-cash loss of $0.2 million and non-cash gain of $0.2 million, respectively, as the market trading values of the publicly listed warrants decreased and increased during the periods, respectively.
See Note 14 – Warrant Liabilities to the Notes to the Financial Statements for further detail.
Gain on extinguishment of debt
During the year ended December 31, 2022, the Company recognized a Gain on extinguishment of debt of $5.0 million related to the purchase of $11.1 million of the Subordinated Notes (such amount included accrued interest of $0.2 million) in two transactions: (i) the Company paid cash consideration of $5.6 million; and (ii) the Company issued 50,000 shares of common stock with a grant date fair value of $0.4 million. In addition, the Company paid $0.1 million in legal fees. Total consideration, including legal fees, of $6.1 million was paid which represented a discount of approximately 42% to the face value of the debt.
Income taxes
The Company incurred Nil Income tax expense (benefit) for both years ended December 31, 2023 and 2022.
Section 382 of the Internal Revenue Code (“IRC”) imposes limitations on the use of U.S. federal net operating losses (“NOLs”) upon a more than 50% change in ownership in the Company (as defined in the IRC) within a three-year period. In connection with its at-the-market equity offering, the Company underwent an IRC § 382 ownership change on March 25, 2022. As a result, utilization of the Company’s NOLs and certain unrealized losses are limited on an annual basis. If the IRC § 382 annual limitation amount is not fully utilized in a particular tax year, then the unused portion from that tax year is added to the IRC § 382 annual limitation in subsequent years. The Company’s annual limitation under IRC § 382 is estimated to be approximately $1.3 million.
For additional details, see Note 18 – Income Taxes to the Notes to the Financial Statements.
Liquidity and Capital Resources
General
The Company’s unrestricted cash position at December 31, 2023, was $106.2 million as compared with $142.0 million at December 31, 2022. As discussed in Note 15 – Stockholders’ Equity in the Notes to the Financial Statements, the Company raised gross proceeds of approximately $194.4 million in March 2022.
Beginning on November 17, 2023, the Company again began accessing the ATM Program, and as of December 31, 2023, sold an additional 523,328 shares of common stock for aggregate gross proceeds of $1.1 million, less commissions and offering expenses of $0.3 million. As of December 31, 2023, there were $360.3 million shares of common stock available for issuance under the ATM Program. The Company also renegotiated cash collateral requirements for the Company’s surety bonds, which increased unrestricted cash by $9.1 million.
As of January 5, 2024, the Company voluntarily pre-paid $34.7 million of the first lien loan, along with $3.3 million for the additional interest balance, totaling $38.0 million with a remaining outstanding balance of $15.0 million. As a result of this payment, the applicable margin will be reduced by 100 basis points through the final payment. Hycroft is evaluating alternatives to strengthen its balance sheet and reduce debt. The Company may make additional debt prepayments or take other actions to reduce its outstanding debt.
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
The Company’s future liquidity and capital resources management strategy entails a disciplined approach to monitor the timing and extent of any drilling, metallurgical, and mineralogical studies while attempting to remain in a position that allows the Company to respond to changes in the business environment, such as a decrease in metal prices or lower than forecasted future cash flows, and changes in other factors beyond the Company’s control. The Company has undertaken efforts aimed at managing its liquidity and preserving its capital resources by, among other things: (i) monitoring metal prices and the impacts (near-term and future) they have on the business and cash flows; (ii) ceasing open pit mining operations to reduce net cash outflows; (iii) reducing the size of the workforce to reflect the cessation of mining operations; (iv) controlling working capital and managing discretionary spending; (v) reviewing contractor usage and rental agreements for more economic options, including termination of certain agreements in accordance with their terms; (vi) decreasing Restricted Cash balances that collateralize bonds, as available; and (vii) planning the timing and amounts of capital expenditures and drilling, metallurgical, and mineralogical study costs at the Hycroft Mine and deferring such items that are not expected to benefit our near term operating plans. The Company has undertaken and continues to undertake additional efforts including: (i) monetizing non-core fixed assets and excess supplies inventories; (ii) returning excess rental and leased equipment; (iii) selling uninstalled mills that are not expected to be needed for a future milling operation; and (iv) working with existing debt holders to adjust debt service requirements.
In addition, the Company will continue to evaluate alternatives to raise additional capital necessary to fund the future exploration and development of the Hycroft Mine and will continue to explore other strategic initiatives to enhance stockholder value.
Cash and liquidity
The Company has placed substantially all its cash in operating and investment accounts with well-capitalized financial institutions, thereby ensuring balances remain readily available. The Company uses AAAm rated U.S. Government Money Market Funds for its cash investments. Due to the nature of its operations and the composition of current assets, Cash and cash equivalents, Accounts receivable, Income tax receivable, and Assets held for sale represent substantially all of the liquid assets on hand.
The following table summarizes projected sources of future liquidity, as recorded within the Financial Statements (in thousands):

	December 31, 2023	December 31, 2022
Cash and cash equivalents	$106,210	$141,984
Accounts receivable	—	2,771
Income tax receivable	1,530	1,530
Interest receivable	667	459
Assets held for sale, net of payments received of $1.6 million(1)	5,598	6,098
Total projected sources of future liquidity	$113,338	$152,383
(1)In August 2022, the Company entered into an Equipment Purchase Agreement, as amended to sell one ball mill and one semi-autogenous (“SAG”) mill, and amended that agreement in December 2022 to also sell one sub-station transformer for a total of $13.6 million of which the Company has received payments totaling $1.1 million. Under the terms of the agreement, the final payment for the ball mill and SAG mill was due December 31, 2022 and the buyer was permitted to extend the payment of all or any portion of the final payment of $12.5 million up to and including June 30, 2023, provided that the buyer pays the Company interest at a rate of 5% per annum on any outstanding balance for the ball mill and SAG mill from January 1, 2023, through March 31, 2023, and 7.5% per annum on any outstanding balance from April 1, 2023, until June 30, 2023. The Equipment Purchase Agreement was subsequently amended three additional times in 2023 (January 27, 2023, May 15, 2023, and December 29, 2023). Together the original agreement and the four amendments make up the entire agreement and allows for the sale of some or all of the Equipment to third parties and for the Buyer to terminate the Existing Agreement. Total payment period has been extended up to and including June 30, 2024. The Company also received $0.5 million in payments within 2023 for a total of $1.6 million received to date. Effective March 1, 2024, the buyer terminated a portion of the agreement. For additional information, see Note 26 – Subsequent Events in the Notes to the Financial Statements.
Year ended December 31, 2023, compared to year ended December 31, 2022
The following table summarizes sources and uses of cash for the following periods (in thousands):

	Year Ended December 31,
	2023	2022
Net loss	$(55,024)	$(60,828)
Net non-cash adjustments	14,286	16,304
Net change in operating assets and liabilities	(709)	9,669
Net cash used in operating activities	(41,447)	(34,855)
Net cash provided by (used in) investing activities	(507)	8,337
Net cash provided by (used in) financing activities	(1,461)	155,849
Net increase (decrease) in cash	(43,415)	129,331
Cash, cash equivalents and restricted cash, beginning of period	175,966	46,635
Cash, cash equivalents and restricted cash, end of period	$132,550	$175,966
Cash used in operating activities
During the year ended December 31, 2023, the Company used $41.4 million of cash in operating activities primarily attributable to a Net loss of $55.0 million, the cash impact of which was equal to $40.7 million, and $0.7 million was provided by working capital and other operating activities, driven primarily by cash used to reduce Accounts payable and accrued expenses of $2.3 million and Prepaids and deposits of $2.0 million, partly offset by cash from Accounts receivable of $2.8 million. The largest non-cash items included in Net loss during the year ended December 31, 2023, included a Non-cash portion of interest expense of $12.3 million, non-cash Stock-based compensation of $2.9 million and Depreciation and amortization of $2.8 million, partly offset by Asset retirement obligation adjustments of $3.4 million.
During the year ended December 31, 2022, the Company used $34.9 million of cash in operating activities primarily attributable to a net loss of $60.8 million, the cash impact of which was equal to $44.5 million, and $9.7 million was provided by working capital and other adjustment, which included a $17.3 million decrease for inventories including $15.8 million reduction in Production-related inventories as the Company processed the remaining gold and silver ore on its leach pads and in its drain down solutions. These sources were partly offset by cash used to reduce Accounts payable of $3.8 million and $2.8 million for Accounts receivable. The largest non-cash items included in net loss during the year ended December 31, 2022, included Non-cash portion of interest expense of $13.1 million, Asset retirement obligation adjustments of $4.7 million, Depreciation and amortization of $3.4 million and non-cash Stock-based compensation of $2.5 million, all partly offset by $5.0 million Gain on extinguishment of debt, and $3.9 million Gain on sale of assets, net of commissions.
Cash (used in) provided by investing activities
During the year ended December 31, 2023, investing activities used $0.5 million primarily due to $1.1 million for the purchase of equipment that was partly offset by $0.6 million from the sale of assets.
During the year ended December 31, 2022, investing activities provided cash of $8.3 million primarily from the sale of assets previously held for sale, for net proceeds of $6.6 million and other mobile mine equipment and supplies for net proceeds of $2.7 million. In addition, the Company purchased equipment of $1.0 million.
Cash (used in) provided by financing activities
During the year ended December 31, 2023, cash used in financing activities of $1.5 million was primarily related to the payment of additional interest (which is classified as debt) payments under the Sprott Credit Agreement of $2.2 million. These amounts were partially offset by gross proceeds of $1.1 million, less commissions and offering expenses of $0.3 million.
During the year ended December 31, 2022, cash provided by financing activities of $155.8 million was primarily related to the equity offerings completed during the period: (i) the Private Placement Offering completed on March 15, 2022, for net cash proceeds of $55.4 million, and (ii) the ATM Program completed on March 25, 2022, for net cash proceeds of $133.5 million. These amounts were partially offset by prepayments under the Sprott Credit Agreement of $25.0 million, additional interest (which is classified as debt) payments under the Sprott Credit Agreement of $2.2 million, the purchase of $11.1 million Subordinated Notes for $5.6 million and payments on equipment notes payables of $0.1 million.

Future capital and cash requirements
The following table provides the Company’s gross contractual cash obligations as of December 31, 2023, which are grouped in the same manner as they are classified in the Consolidated Statement of Cash Flows in order to provide a better understanding of the nature of the obligations and to provide a basis for comparison to historical information. The Company believes that the following provides the most meaningful presentation of near-term obligations expected to be satisfied using current and available sources of liquidity (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating activities:
Net smelter royalty(1)	$241,199	$—	$—	$—	$241,199
Remediation and reclamation expenditures(2)	86,915	3,172	1,453	—	82,290
Interest payments(3)	14,637	4,298	8,567	1,772	—
Crofoot Royalty(4)	4,344	—	—	—	4,344
Financing activities:
Repayments of debt principal(5)	199,635	130	76	199,429	—
Additional interest payments(6)	3,300	2,200	1,100	—	—
Total	$550,030	$9,800	$11,196	$201,201	$327,833
(1)Under the Sprott Royalty Agreement, the Company is required to pay a perpetual royalty equal to 1.5% of the Net Smelter Returns from the Hycroft Mine, payable monthly that also includes an additional amount for withholding taxes payable by the royalty holder. Amounts presented above incorporate mineral resource estimates as reported in the 2023 Hycroft TRS.
(2)Mining operations are subject to extensive environmental regulations in the jurisdictions in which they are conducted and we are required, upon cessation of operations, to reclaim and remediate the lands that our operations have disturbed. The estimated undiscounted and inflated cash outflows of these remediation and reclamation obligations are reflected here. In the above presentation, no offset has been applied for the $58.3 million of our reclamation bonds or for the $26.3 million of cash collateral for those bonds included in Restricted Cash.
(3)Interest payments consist of monthly payments for the Sprott Credit Agreement (as amended by the Second A&R Agreement) at the minimum annual interest rate of 8.5% and monthly interest payments for other debt.
(4)The Company is required to pay a 4% net profits royalty, including advance royalty payments of $120,000 in any year where mining occurs on the Crofoot claims and an additional $120,000 if tons mined from the Crofoot claim blocks exceed 5.0 million tons (“Crofoot Royalty”). See Note 24 – Commitments and Contingencies to the Notes to the Financial Statements for additional information. Amounts shown represent the current estimates of cash payment timing using consensus pricing for gold and silver.
(5)Repayments of debt principal consists of amounts due under the Sprott Credit Agreement (as amended by the Second A&R Agreement), the Subordinated Notes and notes payable for equipment purchases. Included in the repayment of the Subordinated Notes principal is payable in-kind interest that has been capitalized and payable in-kind interest expected to be capitalized through maturity. Additionally, the repayments of debt principal include the outstanding principal for the Sprott Credit Agreement (as amended by the Second A&R Agreement). As of January 5, 2024, the Company voluntarily pre-paid $34.7 million of the first lien loan. See Note 9 – Debt, Net to the Notes to the Financial Statements for additional information.
(6)Additional interest payments as determined under the Sprott Credit Agreement (as amended by the Second A&R Agreement) are accounted for as debt with quarterly payments ending May 31, 2025. As of January 5, 2024, the Company voluntarily pre-paid $3.3 million of additional interest related to the first lien loan. See Note 9 – Debt, Net to the Notes to the Financial Statements for additional information.
In addition, the Company may enter into service agreements from time-to-time with drilling contractors or other consultants to perform work on or related to the Hycroft Mine. In general, these agreements are on an as-needed basis and do not have ongoing commitments and, as such, have not been included in the table above.
Debt covenants
The Company’s debt agreements contain representations and warranties, events of default, restrictions and limitations, reporting requirements, and covenants that are customary for agreements of these types.
The Sprott Credit Agreement (as amended by the Second A&R Agreement) contains covenants that, among other things, restrict or limit the ability of the Company to enter into encumbrances (other than Permitted Encumbrances), incur indebtedness (other than Permitted Indebtedness), dispose of its assets (other than Permitted Disposals), pay dividends, and purchase or redeem shares, as such terms are defined in the Sprott Credit Agreement (as amended by the Second A&R Agreement). The

Sprott Credit Agreement (as amended by the Second A&R Agreement) requires the Company to ensure that, at all times, both its Working Capital and Unrestricted Cash is at least $15.0 million and its Working Capital is at least $10.0 million, as such terms are defined in the Sprott Credit Agreement (as amended by the Second A&R Agreement), and that at least every six months the Company demonstrates its ability to repay and meet all present and future obligations as they become due with a financial model that uses consensus gold prices discounted by 5.0%. The Subordinated Notes include customary events of default, including those relating to a failure to pay principal or interest, a breach of a covenant, representation or warranty, a cross-default to other indebtedness, and non-compliance with security documents. As of December 31, 2023, the Company was in compliance with all covenants under its debt agreements.
Off-balance sheet arrangements
As of December 31, 2023, the Company’s off-balance sheet arrangements consisted of a net profit royalty arrangement and a net smelter royalty arrangement (see Note 24 – Commitments and Contingencies to the Notes to the Financial Statements).
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
Impairment of long-lived assets
Estimate Required:
Our long-lived assets consist of Property, plant, and equipment, net. We review and evaluate our long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Events that may trigger a test for recoverability include, but are not limited to, significant adverse changes to projected Revenues, costs, or future expansion plans or changes to federal and state regulations (with which we must comply) that may adversely impact our current or future operations. An impairment is determined to exist if the total projected future cash flows on an undiscounted basis are less than the carrying amount of a long-lived asset group. An impairment loss is measured and recorded based on the excess carrying value of the impaired long-lived asset group over fair value.
To determine fair value, we utilize a market-based approach considering comparable sales transactions from the past five years and estimates of enterprise value. Based on the comparable sales transactions identified, we estimated a range of values for measured and indicated mineral resources per equivalent ounce of gold. Our estimates of future cash flows from the potential sale of our assets are based on numerous assumptions that are consistent or reasonable in relation to transaction occurring in the market and actual future cash flows may be significantly different than the estimates as each are subject to significant risks and uncertainties.
Impact of Change in Estimate:
The market-based approach utilizing sales transactions of comparable assets and enterprise value resulted in an estimated fair value range for long-lived assets of $73.5 million to $981.6 million as of December 31, 2023. After allocating fair value to other assets and liabilities, this range of fair values exceeded the $55.0 million carrying value of our Mining Assets. Given the large surplus between the estimated fair value and the carrying value of the Mining Assets, we can also confirm no indicators of possible impairment exist for the Company’s long-lived assets under this methodology. We believe a change in the estimates used in either approach would be unlikely to result in an impairment as of December 31, 2023.
Asset retirement obligation
Estimate Required:
We will be required to perform reclamation activity at the Hycroft Mine in the future. As a result of this requirement, an Asset retirement obligation has been recorded on our Consolidated Balance Sheets that is based on our expectation of the costs that will be incurred years in the future. Any underestimate or unanticipated reclamation costs or any changes in governmental reclamation requirements could require us to record or incur additional reclamation costs. We accrue an Asset retirement obligation when they become known, are probable, and can be reasonably estimated. Whenever a previously unrecognized Asset retirement obligation becomes known, or a previously estimated reclamation cost is increased or decreased, the amount of that liability and any additional cost will be recorded at that time and could materially reduce our consolidated net income attributable to stockholders.

Impact of Change in Estimate:
Based on the proposed 34-year mine plan which was the basis of our operations when we ceased mining activities in November 2021, and which we believe remains the best estimate for the life of mine, the Company expects to perform a substantial portion of its reclamation beginning in 2047 upon the estimated closure of the Hycroft Mine. In addition, the Company expects to perform reclamation activities for earthworks and solutions management from 2024 through 2026. If the reclamation activities expected to be performed upon the estimated closure of the mine were to begin ten years earlier or later than currently assumed our reclamation liability would increase or decrease by approximately $5.2 million and $2.7 million, respectively.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Hycroft Mining Holding Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Hycroft Mining Holding Corporation (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
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

/s/ Moss Adams LLP
Dallas, Texas
March 14, 2024

We have served as the Company’s auditor since 2022.

HYCROFT MINING HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2023	December 31, 2022
Assets:
Cash and cash equivalents	$106,210	$141,984
Prepaids and deposits – Note 3	3,326	2,840
Supplies inventories, net – Note 4	1,834	2,808
Income tax receivable	1,530	1,530
Interest receivable	667	459
Accounts receivable	—	2,771
Current assets	113,567	152,392
Property, plant, and equipment, net – Note 5	53,091	54,832
Restricted cash – Note 6	26,340	33,982
Assets held for sale – Note 7	7,148	7,148
Prepaids – Note 3	1,547	600
Total assets	$201,693	$248,954
Liabilities:
Asset retirement obligation – Note 8	$3,172	$—
Debt, net – Note 9	2,330	2,328
Accounts payable and accrued expenses – Note 10	1,631	5,644
Contract liabilities – Note 11	1,550	1,050
Other liabilities – Note 12	3,063	3,011
Current liabilities	11,746	12,033
Debt, net – Notes 9 and 21	142,617	132,690
Deferred gain on sale of royalty – Note 13	29,839	29,837
Asset retirement obligation – Note 8	4,801	10,302
Warrant liabilities – Notes 14 and 21	26	786
Other liabilities – Note 12	8	—
Total liabilities	$189,037	$185,648
Commitments and contingencies – Note 23
Stockholders’ equity – Note 15
Common stock, $0.0001 par value; 1,400,000,000 shares authorized; 20,736,612 issued and outstanding at December 31, 2023, and 20,027,060 issued and outstanding at December 31, 2022	$21	$20
Additional paid-in capital	737,810	733,437
Accumulated deficit	(725,175)	(670,151)
Total stockholders’ equity	12,656	63,306
Total liabilities and stockholders’ equity	$201,693	$248,954
The accompanying notes are an integral part of these consolidated financial statements.

HYCROFT MINING HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2023	2022
Revenues – Note 15	$—	$33,229
Cost of sales:
Production costs	—	30,756
Mine site period costs – Note 2	—	13,720
Asset retirement obligation adjustments – Notes 2 and 8	—	4,701
Depreciation and amortization – Note 2	—	3,361
Write-down of supplies inventories – Notes 2 and 4	—	1,051
Total cost of sales	—	53,589
Operating expenses:
Projects, exploration, and development	20,637	18,355
General and administrative	12,673	14,367
Mine site period costs – Note 2	11,886	—
Depreciation and amortization – Note 2	2,814	—
Accretion – Note 8	1,087	408
Write-down of supplies inventories – Notes 2 and 4	495	—
Gain on settlement of accrued liability – Note 10	(1,151)	—
Asset retirement obligation adjustments – Notes 2 and 8	(2,887)	—
Loss from operations	(45,554)	(53,490)
Other (expense) income:
Interest expense – Note 9	(18,467)	(18,481)
Interest income	8,278	2,313
Gain on sale of assets, net of commissions	544	3,948
Fair value adjustment to warrants – Notes 14 and 21	175	(159)
Gain on extinguishment of debt – Note 9	—	5,041
Net loss	$(55,024)	$(60,828)

Loss per share(1)
Basic – Note 19	$(2.61)	$(3.58)
Diluted – Note 19	$(2.61)	$(3.58)
Weighted average shares outstanding(1)
Basic – Note 19	21,113,516	16,977,306
Diluted – Note 19	21,113,516	16,977,306
(1) On November 14, 2023, the Company effectuated a reverse stock split with a ratio of 1-for-10. All share and per share information has been retroactively adjusted to give effect to the reverse stock split for all periods presented.
The accompanying notes are an integral part of these consolidated financial statements.

HYCROFT MINING HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2023	2022
Cash flows used in operating activities:
Net loss	$(55,024)	$(60,828)
Adjustments to reconcile net loss for the period to net cash used in operating activities:
Non-cash portion of interest expense – Note 9	12,255	13,149
Depreciation and amortization – Notes 2 and 5	2,814	3,356
Stock-based compensation – Note 17	2,920	2,469
Accretion – Note 8	1,087	408
Impairment charges and write-downs – Notes 4, 5, and 7	495	1,051
Non-cash (gain) loss on fair value adjustment for warrant liabilities – Notes 14 and 21	(175)	159
Gain on sale of assets, net of commissions	(544)	(3,948)
Gain on settlement of accrued liability	(1,151)	—
Asset retirement obligation adjustments – Note 8	(3,416)	4,701
Gain on extinguishment of debt – Note 9	—	(5,041)
Changes in operating assets and liabilities:
Accounts receivable	2,774	(2,774)
Contract liabilities – Note 11	500	1,050
Supplies inventories – Note 4	479	1,464
Interest receivable	(208)	(459)
Prepaids and deposits – Note 3	(1,991)	(498)
Accounts payable and accrued expenses – Note 10	(2,330)	(3,786)
Production-related inventories	—	15,808
Other liabilities – Note 12	67	(1,136)
Net cash used in operating activities	(41,448)	(34,855)
Cash flows (used in) provided by investing activities:
Additions to property, plant, and equipment	(1,070)	(951)
Proceeds from sale of assets – Note 5	563	2,714
Proceeds from assets held for sale, net of commissions expense – Note 7	—	6,574
Net cash (used in) provided by investing activities	(507)	8,337
Cash flows (used in) provided by financing activities:
Proceeds from issuance of common stock and warrants, net of issuance expenses – Note 15	867	188,859
Principal payments on debt and finance leases – Note 15	(2,328)	(33,010)
Net cash (used in) provided by financing activities	(1,461)	155,849
Net (decrease) increase in cash, cash equivalents, and restricted cash	(43,416)	129,331
Cash, cash equivalents, and restricted cash, beginning of period	175,966	46,635
Cash, cash equivalents, and restricted cash, end of period	$132,550	$175,966
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$106,210	$141,984
Restricted cash	26,340	33,982
Total cash, cash equivalents, and restricted cash	$132,550	$175,966
See Note 22 – Supplemental Cash Flow Information for additional details.
The accompanying notes are an integral part of these consolidated financial statements.

HYCROFT MINING HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares(1)	Amount
Balance at January 1, 2023(2)	20,027,065	$20	$733,437	$(670,151)	$63,306
Issuance of common stock and warrants – Note 15	523,329	1	866	—	867
Vesting of restricted stock units – Note 17	186,218	—	—	—	—
5-Year Private Warrants transferred to 5-Year Public Warrants – Notes 13 and 15	—	—	585	—	585
Stock-based compensation costs	—	—	2,922	—	2,922
Net loss	—	—	—	(55,024)	(55,024)
December 31, 2023	20,736,612	$21	$737,810	$(725,175)	$12,656

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares(1)	Amount
Balance at January 1, 2022	6,043,340	$6	$540,823	$(609,323)	$(68,494)
Issuance of common stock and warrants – Note 15	13,687,006	14	187,482	—	187,496
Vesting of restricted stock units – Note 17	111,496	—	727	—	727
5-Year Private Warrants transferred to 5-Year Public Warrants – Notes 13 and 15	—	—	42	—	42
Stock issuance – other – Note 15	185,218	—	1,907	—	1,907
Stock-based compensation costs	—	—	2,456	—	2,456
Net loss	—	—	—	(60,828)	(60,828)
Balance at December 31, 2022	20,027,060	$20	$733,437	$(670,151)	$63,306
(1) On November 14, 2023, the Company effectuated a reverse stock split with a ratio of 1-for-10. All share and per share information has been retroactively adjusted to give effect to the reverse stock split for all periods presented.
(2) The opening balance of shares of common stock outstanding for both periods presented reflects an increase of six shares of common stock for an adjustment made to the Company’s share ledger by its recordkeeper related to a transaction that occurred in May 2020.
The accompanying notes are an integral part of these consolidated financial statements.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
1. Company Overview
Hycroft Mining Holding Corporation and its subsidiaries (collectively, “Hycroft,” the “Company,” “we,” “us,” “our,” “it,” or “HYMC”) is a U.S.-based gold and silver company that is focused on exploring and developing the Hycroft Mine in a safe, environmentally responsible, and cost-effective manner. The Hycroft Mine is located in the State of Nevada and the Company’s corporate office is located in Winnemucca, Nevada.
The Company restarted pre-commercial scale open pit mining operations at the Hycroft Mine during the second quarter of 2019 and began producing and selling gold and silver during the third quarter of 2019. The Company operated the Hycroft Mine until November 2021, when it discontinued active mining operations as a result of the then-current and expected ongoing cost pressures for many of the reagents and consumables used at the Hycroft Mine and to further determine the most effective processing method for the sulfide ore. In March 2023, the Company, along with its third-party consultants, completed and filed the Hycroft Property Initial Assessment Technical Report Summary Humboldt and Pershing Counties, Nevada (“2023 Hycroft TRS”) that included a mineral resource estimate utilizing a pressure oxidation (“POX”) process for sulfide and transition mineralization and heap leaching process for oxide mineralization. The Company will continue to build on the work and investigate opportunities identified through progressing the technical and data analyses leading up to the 2023 Hycroft TRS.
In March 2022, the Company completed a sale to selected investors (the “Private Placement Offering”), and an at-the-market public offering program (“ATM Program”) that raised gross proceeds of $194.4 million before issuance costs. Beginning on November 17, 2023, the Company again began accessing the ATM Program, and as of December 31, 2023 sold an additional 523,328 shares of common stock for aggregate gross proceeds, before commissions and offering expenses, of $1.1 million. As of December 31, 2023, there were $360.3 million shares of common stock available for issuance under the ATM Program. The net proceeds from the ATM Program are expected to be used for general corporate purposes, which may include the repayment, refinancing, redemption, or repurchase of existing indebtedness, exploration, working capital, or capital expenditures and other investments.
On November 14, 2023, the Company effectuated a 1-for-10 reverse stock split. The reverse stock split was intended to increase the price per share of the Company’s common stock to allow the Company to demonstrate compliance with the $1.00 minimum bid price requirement for continued listing on the Nasdaq Stock Market LLC (“Nasdaq”).
2. Summary of Significant Accounting Policies
Basis of presentation
These consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).
During the year ended December 31, 2022, the Company completed processing of gold and silver ore previously placed on leach pads prior to ceasing mining operations in November 2021. As a result, the Company did not generate Revenues or incur Cost of sales during the year ended December 31, 2023. Accordingly, effective January 1, 2023, the Company began reporting amounts for Mine site period costs, Asset retirement obligation adjustments, Depreciation and amortization, and Write-down of supplies inventories as Operating expenses as this presentation aligns with the manner in which the business is currently viewed and managed while the Company conducts activities for developing the Hycroft Mine and recommencing mining operations.
Liquidity
As of December 31, 2023, the Company had available unrestricted cash on hand of $106.2 million and net working capital of $101.8 million, which is expected to provide it with the necessary liquidity to fund its operating and investing requirements and future obligations as they become due within the next 12 months from the date of this filing.
On November 17, 2023, the Company again began accessing the ATM Program, and as of December 31, 2023, sold an additional 523,328 shares of common stock for aggregate gross proceeds, before commissions and offering expenses, of $1.1 million. As of December 31, 2023, there were $360.3 million shares of common stock available for issuance under the ATM Program.
The Company also made additional voluntary prepayments of $38.0 million in January 2024, with $34.7 million related to the first lien loan and $3.3 million related to additional interest. See Note 26 – Subsequent Events for additional details.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
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
Use of estimates
The preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that affect amounts reported in these consolidated financial statements and accompanying notes. The more significant areas requiring the use of management estimates and assumptions relate to: the useful lives of long-lived assets; estimates of mineral resources; estimates of life-of-mine production timing, volumes, costs, and prices; future mining and future processing plans; environmental reclamation and closure costs and timing; deferred taxes and related valuation allowances; estimates of the fair value of liability classified warrants; and estimates of fair value for long-lived assets and financial instruments. The Company bases its estimates on historical experience and various other assumptions that are believed to be reasonable at the time the estimate is made. Actual results may differ from amounts estimated in these consolidated financial statements, and such differences could be material. Accordingly, amounts presented in these consolidated financial statements are not indicative of results that may be expected for future periods.
Reclassification of prior year presentation
During the year ended December 31, 2022, the Company completed processing of gold and silver ore previously placed on leach pads prior to ceasing mining operations in November 2021. As a result, the Company did not generate Revenues or incur Cost of sales during the year ended December 31, 2023. Accordingly, effective January 1, 2023, the Company began reporting amounts for Mine site period costs and Depreciation and amortization as Operating expenses as this presentation aligns with the manner in which the business is currently viewed and managed while the Company conducts activities for developing the Hycroft Mine and recommencing mining operations.
On November 14, 2023, the Company effectuated a reverse stock split with a ratio of 1-for-10. All share and per share information has been retroactively adjusted to give effect to the reverse stock split for all periods presented. The shares of Common Stock retained a par value of $0.0001 per share. The total number of authorized shares of Common Stock and preferred stock will not be reduced and remain at 1,400,000,000 and 10,000,000 shares, respectively.
Cash and cash equivalents
During 2022, the Company invested in the AAAm rated U.S. Government Money Market Funds that are readily convertible to cash and, as such, the Company has included them in Cash and cash equivalents. As of December 31, 2023, cash consisted of the Company’s cash and money market fund balances. The Company has not experienced any losses on cash balances and believes that no significant risk of loss exists with respect to its cash.
Supplies inventories, net
Supplies are valued at the lower of average cost or net realizable value. Cost includes applicable taxes and freight. The Company monitors its supplies for turnover and obsolescence and records losses for excess and obsolete inventory, as appropriate.
Accounts receivable
Accounts receivable consists of amounts due from customers for gold and silver sales. The Company evaluates the customers’ credit risk, payment history, and financial condition to determine whether an allowance for doubtful accounts is necessary. The Company collected the outstanding Accounts receivable balance during the first three months of 2023.
Property, plant, and equipment, net
Expenditures for new facilities and equipment, and expenditures that extend the useful lives or increase the capacity of existing facilities or equipment are capitalized and recorded at cost. Such costs are depreciated using either the straight-line method over the estimated productive lives of such assets or the units-of-production method (when actively operating). For equipment and facilities that are constructed by the Company, interest is capitalized to the cost of the underlying asset while being constructed until such asset is ready for its intended use. See Note 5 – Property, Plant, and Equipment, Net for additional information.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
Impairment of long-lived assets
The Company’s long-lived assets consist of Note 5 – Property, Plant, and Equipment, Net. The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Events that may trigger a test for recoverability include, but are not limited to, significant adverse changes to projected Revenues, costs, or future expansion plans or changes to federal and state regulations (with which the Company must comply) that may adversely impact the Company’s current or future operations. An impairment is determined to exist if the total projected future cash flows on an undiscounted basis are less than the carrying amount of a long-lived asset group. An impairment loss is measured and recorded based on the excess carrying value of the impaired long-lived asset group over fair value.
In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. The Company’s estimates of future cash flows and estimates of fair value are based on numerous assumptions and are subject to significant risks and uncertainties. See Note 5 – Property, Plant, and Equipment, Net for additional information.
During the year ended December 31, 2023, the Company determined a triggering event had occurred as the Company does not expect to have significant revenue or cash flows from operations for the foreseeable future. In addition, the 2023 Hycroft TRS does not include estimates of mineral reserves. As a result, the Company does not have a basis for projecting future cash flows on an undiscounted basis. The Company used a market-based approach for determining fair value based on sales transactions of comparable assets. Because the Company’s estimated fair value of long-lived assets held and used exceeded their carrying value, the Company determined no impairment of long-lived assets was necessary at December 31, 2023.
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
Restricted cash
The Restricted cash balance is primarily held as collateral for surety bonds that the Company uses to fulfill financial assurance obligations related to reclamation activity (see Note 8 – Asset Retirement Obligation for further detail). Additionally, interest received on cash collateral balances is restricted as to its use and is included as an increase to Restricted cash with a corresponding recognition of Interest income when earned. Restricted cash is excluded from cash and is listed separately on the Consolidated Balance Sheets. As of December 31, 2023 and December 31, 2022, the Company held $26.3 million and $34.0 million in Restricted cash, respectively. See Note 6 – Restricted Cash for additional information.
Assets held for sale
The Company classifies long-lived assets or disposal groups to be sold as held for sale in the period in which all of the following criteria are met: (i) management, having the authority to approve the action, commits to a plan to sell the asset or disposal group; (ii) the asset or disposal group is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets or disposal groups; (iii) an active program to locate a buyer and other actions required to complete the plan to sell the asset or disposal group have been initiated; (iv) the sale of the asset or disposal group is probable, and transfer of the asset or disposal group is expected to qualify for recognition as a completed sale within one year, except if events or circumstances beyond our control extend the period of time required to sell the asset or disposal group beyond one year; (v) the asset or disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.
The Company initially measures a long-lived asset or disposal group that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset or disposal group until the date of sale. The Company assesses the fair value of a long-lived asset or disposal group less any costs to sell each reporting period it remains classified as held for sale and report any subsequent changes as an adjustment to the carrying value of the asset or disposal group, as long as the new carrying value does not exceed the carrying value of the asset at the time it was initially classified as held for sale.
Upon determining that a long-lived asset or disposal group meets the criteria to be classified as held for sale, the Company

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
ceases depreciation and reports long-lived assets and/or the assets and liabilities of the disposal group as Assets held for sale, in our Consolidated Balance Sheets.
Asset retirement obligation
The Company’s mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. The Company’s Asset retirement obligation (“ARO”), associated with long-lived assets are those for which there is a legal obligation to settle under existing law, statute, written or oral contract, or by legal construction. The Company’s ARO relates to the Hycroft Mine and was recognized as a liability at fair value in the period incurred. An ARO, which is initially estimated based on discounted cash flow estimates, is accreted to full value over time using the expected timing of future payments through charges to Accretion in the Consolidated Statements of Operations. As the Company’s 2023 Hycroft TRS did not include mineral reserves, the Company’s policy is to expense all asset retirement costs as incurred. In addition, once the Company establishes mineral reserves, asset retirement costs will be capitalized as part of the related asset’s carrying value and depreciated on a straight-line method or units-of-production basis over the related long-lived asset’s useful life. The Company’s ARO is adjusted annually, or more frequently if necessary, to reflect changes in the estimated present value resulting from revisions to the timing or amount of reclamation and closure costs. Estimated mine reclamation and closure costs may increase or decrease significantly in the future as a result of changes in regulations, mine plans, cost estimates, or other factors.
Contract liabilities
The Company’s Contract liabilities consist of deposits received toward the purchase of Assets held for sale. The Company records the deposits as Contract liabilities until: (i) risk of loss and title to the equipment is transferred to the buyer and the sale is considered complete; (ii) there are no remaining performance obligations, and substantially all of the consideration received is non-refundable; or (iii) the contract has been terminated, and the consideration received from the customer is nonrefundable.
Deferred gain on sale of royalty
The Company’s Deferred gain on sale of royalty is carried at amortized cost with reductions calculated by dividing actual gold and silver production by the estimated total life-of-mine production from mineral reserves. Any updates to mineral reserves or the estimated life-of-mine production profile would result in prospective adjustments to the amortization calculation used to reduce the carrying value of the royalty obligation. Amortization reductions to the Deferred gain on sale of royalty are recorded to Production costs, which is included in Cost of sales. A portion of the Company’s Deferred gain on sale of royalty was previously classified as current based upon the estimated gold and silver expected to be produced over the next 12 months. The Deferred gain on sale of royalty and its embedded features do not meet the requirements for derivative accounting.
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
Mine site period costs
Mine site period costs are costs related to care and maintenance activities at the Hycroft Mine, costs of activities that do not qualify for capitalization to Production-related inventories and adjustments to production inventories that are the result of recurring or significant downtime or delays, unusually high levels of repairs, inefficient operations, overuse of processing reagents, inefficient cost-volume structures, or other costs and activities, and cannot be recorded to Production-related inventories based on the threshold established by the calculation of the estimated net realizable value per ounce of gold, which incorporates estimated future processing, refining, and selling costs, as well as the value for silver by-product. Effective January

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
1, 2023, the Company began reporting amounts for Mine site period costs as Operating expenses as this presentation aligns with the manner in which the business is currently viewed and managed while the Company conducts activities for developing the Hycroft Mine and recommencing mining operations.
The following table summarize the components of Mine site period costs (in thousands):

	Year Ended December 31,
	2023	2022
Production related costs	$—	$13,328
Capitalized depreciation and amortization	—	392
Total	$—	$13,720

Operating expense related costs	$11,886	$—
Stock-based compensation
Stock-based compensation costs for non-employee directors and eligible employees are measured at fair value on the date of grant. Stock-based compensation costs are charged to General and administrative on the Consolidated Statements of Operations over the requisite service period. The fair value of awards is determined using the stock price on either the date of grant (if subject only to service conditions) or the date that the Compensation Committee of the Board of Directors establishes applicable performance targets (if subject to performance conditions). The Company records forfeitures as they occur. See Note 17 – Stock-Based Compensation for additional information.
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
Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Certain financial instruments, including Cash, Restricted cash, Accounts receivable, Prepaids and other, net, and Accounts payable and accrued expenses, are carried at cost, which approximates their fair value due to the short-term nature of these instruments. See Note 21 – Fair Value Measurements for additional information.
Warrants
Warrant liabilities
The Company accounts for certain warrants to purchase shares of the Company’s common stock that were issued to the special purpose acquisition company (“SPAC”) sponsor and/or underwriter in a private placement and/or pursuant to a forward purchase contract (the “5-Year Private Warrants”) that are not indexed to the Company’s own stock as Warrant liabilities at fair value on the Consolidated Balance Sheets. These warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of Other expenses on the Consolidated Statements of Operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the (i) exercise or expiration of the 5-Year Private Warrants or (ii) the transfer of any 5-Year Private Warrants to any person who is not a permitted transferee, at which time the warrant liability will be reclassified to Additional paid-in capital on the Consolidated Balance Sheets with no subsequent remeasurement of the fair value.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
Equity classified warrants
Warrants that are considered indexed to the Company’s own stock, which are not required to be recorded as a liability, are measured at fair value at the date of issuance and included in Additional paid-in capital on the Consolidated Balance Sheets and do not require subsequent remeasurement of the fair value.
Income taxes
The Company accounts for income taxes using the liability method, recognizing certain temporary differences between the financial reporting basis of the Company’s liabilities and assets and the related income tax basis for such liabilities and assets. This method generates either a net deferred income tax liability or asset for the Company, as measured by the statutory tax rates in effect at the anticipated time of reversal. The Company derives its deferred income tax provision or benefit by recording the change in either the net deferred income tax liability or asset balance for the year. See Note 18 – Income Taxes for additional information.
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
Recently adopted accounting pronouncements
In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 changes the way entities measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. For emerging growth companies, the new guidance is effective for annual periods beginning after January 1, 2023. The Company adopted ASU 2016-13 as of January 1, 2023, with no material impact on its Financial Statements or the related disclosures, as all outstanding Accounts receivable have been collected.
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
In March 2020, the FASB issued authoritative guidance which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform and was effective for all entities upon issuance on March 12, 2020, through December 31, 2022. ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, defers the expiration date of Topic 848 to December 31, 2024 to realign with the revised cessation date for LIBOR. The guidance permits a company to elect certain optional expedients and exceptions when affected by the changes in reference rate reform. As of July 1, 2023, the Company amended the Second Amended and Restated Credit Agreement, dated as of March 30, 2022, by and between the Company and Sprott Private Resource Lending II (Collector), LP, Sprott Resource Lending Corp., and certain subsidiaries of the Company as guarantors (“Second A&R Agreement”), to replace LIBOR with the Secured Overnight Financing Rate (“SOFR”) by entering into the Second Amendment to Second A&R Agreement (“Second Amendment to Second A&R Agreement”). The Company has elected to adopt the optional expedients, which allow for the update from LIBOR to SOFR in the Second A&R Agreement to be accounted for as a modification rather than an extinguishment. The Company does not expect any further impact to the Financial Statements as the Second A&R Agreement is the only debt instrument that references LIBOR.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
Accounting pronouncements not yet adopted
In March 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities to Contractual Sale Restrictions (“ASU 2022-03”). For emerging growth companies, the new guidance is effective for annual periods beginning after December 15, 2023. The Company is currently evaluating the impact that adopting this update will have on its financial statement disclosures.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures. The ASU requires that an entity disclose significant segment expenses impacting profit and loss that are regularly provided to the chief operating decision maker. The update is required to be applied retrospectively to prior periods presented, based on the significant segment expense categories identified and disclosed in the period of adoption. The amendments in this ASU are required to be adopted for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact that adopting this update will have on its financial statement disclosures.
3. Prepaids and Deposits
The following table provides the components of Prepaids and deposits (in thousands):

	Year Ended December 31,
	2023	2022
Current prepaids and deposits:
Prepaids:
Insurance	$1,631	$1,221
Mining claims	400	400
Permitting fees	95	95
Surety bond fees	643	446
License fees	280	287
Other	73	154
Deposits	204	238
Total current prepaids and deposits	$3,326	$2,840

Non-current prepaids:
Insurance	$947	$—
Royalty – advance payment on Crofoot Royalty	600	600
Total non-current prepaids	$1,547	$600
Royalty – advance payment
As of December 31, 2023 and 2022, royalty-advance payments included annual advance payments for a portion of the Hycroft Mine that is subject to a mining lease requiring a 4% net profit royalty be paid to the previous owners of certain patented and unpatented mining claims. See Note 24 – Commitments and Contingencies for further detail.
Insurance – non-current
During the year ended December 31, 2023, the Company purchased directors and officers insurance that extends coverage through September 2025.
4. Supplies Inventories, Net
At December 31, 2023 and December 31, 2022, Supplies inventories, net was $1.8 million and $2.8 million, respectively. The Company maintains inventory reserves to account for potential losses due to inventory obsolescence, damage, or other factors that could affect the value of its inventory. As of December 31, 2023 and December 31, 2022, the Company recognized a Write-down of supplies inventories on the Consolidated Statement of Operations of $0.5 million and $1.1 million, respectively, for obsolete and slow moving supplies inventories.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
5. Property, Plant, and Equipment, Net
The following table provides the components of Property, plant, and equipment, net (in thousands):

	Depreciation Life or Method	Year Ended December 31,
		2023	2022
Production leach pads	Units-of-production	$11,190	$11,190
Test leach pads	18 months	6,241	6,241
Process equipment	5 - 15 years	17,556	17,302
Buildings and leasehold improvements	10 years	9,419	9,280
Mine equipment	5 - 7 years	4,732	4,872
Vehicles	3 - 5 years	1,700	1,578
Furniture and office equipment	7 years	713	370
Mineral properties	Units-of-production	50	—
Construction in progress and other		35,504	35,721
		87,105	86,554
Less, accumulated depreciation and amortization		(34,014)	(31,722)
Total		$53,091	$54,832
Depreciation expense related to Property, plant, and equipment, net was $2.8 million and $3.4 million for the years ended December 31, 2023 and December 31, 2022, respectively.
Leach pads
The Company has historically recorded depreciation on its test leach pads over the test pads’ estimated remaining useful life. An estimated useful life of 18 months was based upon the expectation of when the tests would be completed. During the year ended December 31, 2022, the Company’s test leach pads were fully depreciated.
Construction in progress and other
The primary project included in construction in progress at December 31, 2023 and December 31, 2022, was construction of a new larger leach pad. Construction on this project commenced in 2020 and continued until February 2021 when it was temporarily suspended. The incurred construction costs for the new, larger leach pad were $32.9 million since commencing construction in 2020.
6. Restricted Cash
The following table provides the components of Restricted cash (in thousands):

	Year Ended December 31,
	2023	2022
Reclamation and other surety bond cash collateral	$26,287	$33,929
Credit card collateral	53	53
Total	$26,340	$33,982
As of both December 31, 2023 and December 31, 2022, the Company’s surface management surety bonds totaled $58.7 million. In both periods, $58.3 million secured the financial assurance requirements for the Hycroft Mine. The remaining portion is related to the financial assurance requirements for the adjacent water supply well field and exploration. Events or circumstances that would necessitate the guarantor’s performance include a deteriorating financial condition or a breach of contract. Periodically, the Company may need to provide collateral to support these instruments. When the specified requirements are met, the party holding the related instrument cancels and/or returns it to the issuing entity. The Company is confident that it currently complies with all relevant bonding obligations and will be able to meet future bonding requirements through existing methods or alternative solutions as they arise.
In the fourth quarter of 2023, the Company released $9.1 million from its surety bond cash collateral.

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
During the years ended December 31, 2023 and December 31, 2022, the Company earned $1.6 million and $0.4 million of Interest income on its Restricted cash. Interest received on cash collateral balances is restricted as to its use and is included as an increase to Restricted cash with a corresponding recognition of Interest income when earned.
7. Assets Held For Sale
As of December 31, 2023 and December 31, 2022, the Company’s Assets held for sale was comprised of equipment not-in-use of $7.1 million.
In August 2022, the Company entered into an Equipment Purchase Agreement to sell one ball mill and one semi-autogenous (“SAG”) mill for consideration of $12.0 million. The Company amended the Equipment Purchase Agreement in December 2022 to include one sub-station transformer (collectively, “Equipment”) for an additional amount of $1.6 million for a total amended agreement amount of $13.6 million of which the Company has received payments totaling $1.1 million through year end 2022. Under the terms of the agreement, the final payment was due December 31, 2022, and the buyer was permitted to extend the payment for all or any portion of the final payment of $12.5 million up to and including June 30, 2023 provided that the buyer paid the Company interest at a rate of 5% per annum on any outstanding balance for the ball mill and SAG mill from January 1, 2023, through March 31, 2023, and 7.5% per annum on any outstanding balance from April 1, 2023, until June 30, 2023. As such, the Company received required, monthly interest payments totaling $0.8 million and Nil for the years ended December 31, 2023 and December 31, 2022, respectively. The buyer has never been delinquent in making principal or interest payments. In addition, the agreement requires the buyer to reimburse the Company for certain holding costs related to the Equipment. These costs are recorded as an offset to the expense included in the Consolidated Statement of Operations.
The Equipment Purchase Agreement was subsequently amended three additional times in 2023 (January 27, 2023, May 15, 2023, and December 29, 2023) and the final payment period was extended up to and including June 30, 2024. Together the original agreement and the four amendments make up the entire agreement and allows for the sale of some or all of the Equipment to third parties and for the buyer to terminate all or a portion of the Equipment Purchase Agreement and the Company received non-refundable deposit payments totaling $0.5 million in the year ended December 31, 2023, for a total of $1.6 million received to date. As of December 31, 2023, the outstanding balance related to the Equipment Purchase Agreement was $12.1 million. Effective March 1, 2024, the buyer terminated a portion of the agreement. See Note 26 – Subsequent Events for additional information.
As of December 31, 2023, the remaining Assets held for sale that are not included in the Equipment Purchase Agreement discussed above are being marketed for sale. The Company has received interest from potential purchasers. It is the Company’s intention to sell these assets within the upcoming year.
A summary of the Company’s completed sales of equipment included in Assets held for sale during the year ended December 31, 2022:
•In February 2022, the Company completed the sale of a regrind mill for gross proceeds of $1.3 million.
•In August 2022, the Company completed the sale of the mine equipment for gross proceeds of $0.1 million.
•In December 2022, the Company completed the sale of the dual pinion ball mill and related assets for gross proceeds of $6.3 million, reduced by a commissions expense calculated as 17.5% of total gross proceeds less certain other selling expenses.
As of December 31, 2023, the Company still held title to and risk of loss of the one ball mill, one SAG mill, and one sub-station transformer and, as such, all payments received toward the purchase of these assets have been included in Contract liabilities. See Note 11 – Contract Liabilities below for additional information.
As of December 31, 2023 and 2022, the Company estimated the fair value of the Assets held for sale and determined that the fair value estimate exceeded the carrying value and as such no impairment loss was recorded.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
8. Asset Retirement Obligation
The following table summarizes changes in the Company’s Asset Retirement Obligation (“ARO”) (in thousands):

	Year Ended December 31,
	2023	2022
Balance, beginning of period	$10,302	$5,193
Accretion	1,087	408
Liabilities reduced	(529)	—
	10,860	5,601
Changes in estimates	(2,887)	4,701
Total, end of period	$7,973	$10,302

Current	$3,172	$—
Non-current	$4,801	$10,302
During the years ended December 31, 2023 and 2022, the Company recorded a change in estimate to the ARO of a $2.9 million reduction and $4.7 million increase, respectively.
The change in estimate during the year ended December 31, 2023, reflected a net decrease in estimate attributable to the completion of part of the Crofoot leach pad re-sloping and the change in timing of water treatment Phases 2 and 3, and evaporation over a three-year period at the end of the mine life, partly offset by increased labor and equipment costs. In accordance with the change in estimate, the Company recorded a reduction in expense of $2.9 million as the Company does not have mineral reserves, and accordingly, all costs are expensed until such time that it declares mineral reserves. The change in estimate during the year ended December 31, 2022, was due to updated assumptions regarding cost estimate, regulatory changes requiring additional sloping, and timing of costs for reclamation activities associated with the Crofoot leach pad. In accordance with the change in estimate, the Company recorded an expense of $4.7 million as the Company does not have mineral reserves and accordingly all costs are expensed until such time that it declares mineral reserves.
The Company estimates that reclamation expenditures will be made in 2024 and that reclamation work will be completed by the end of 2065.
Any underestimate or unanticipated reclamation costs or any changes in governmental reclamation requirements could require us to record or incur additional reclamation costs.
9. Debt, Net
The following table summarizes the components of Debt, net (in thousands):

	Year Ended December 31,
	2023	2022
Debt, net, current:
Sprott Credit Agreement, including $2.2 million additional interest	$2,200	$2,200
Note payable	130	128
Total	$2,330	$2,328

Debt, net, non-current:
Sprott Credit Agreement, including $1.1 million additional interest and net of original issue discount ($10.5 million, net)	$42,530	$42,503
Subordinated Notes	101,639	92,080
Note payable	76	205
Less, debt issuance costs	(1,628)	(2,098)
Total	$142,617	$132,690

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
The following table summarizes the Company’s contractual payments of Debt, net, including current maturities, for the five years subsequent to December 31, 2023 (in thousands):

2024	$2,329
2025	1,154
2026	22
2027	151,329
2028	—
Total	154,834
Less, original issue discount, net of accumulated amortization ($11.9 million)	(8,259)
Less, debt issuance costs, net of accumulated amortization ($3.3 million)	(1,628)
Total debt, net	$144,947
Interest expense
The following table summarizes the components of recorded Interest expense (in thousands):

	Year Ended December 31,
	2023	2022
Sprott Credit Agreement(1)	$6,206	$5,310
Subordinated Notes(2)	9,565	9,620
Amortization of original issue discount	2,227	2,840
Amortization of debt issuance costs(3)	463	689
Other interest expense	6	22
Total	$18,467	$18,481
(1)As of both December 31, 2023 and 2022, the Amended and Restated Credit Agreement (the “Sprott Credit Agreement”) bears interest monthly at a floating rate not less than 8.5% and the current effective interest rate was 14.4%.
(2)The 10% Senior Secured Notes (“Subordinated Notes”) bear interest at 10.0% per annum (non-cash), payable in-kind on a quarterly basis.
(3)As of both December 31, 2023 and 2022, the effective interest rate for the amortization of the discount and issuance costs was 1.6%.
The Company capitalizes interest to Property, plant, and equipment, net for construction projects in accordance with ASC Topic 835, Interest. Interest expense incurred under the Subordinated Notes is payable-in-kind. In May 2021, the Company began paying cash for interest expense incurred under the Sprott Credit Agreement. Prior to May 2021, interest expense incurred under the Sprott Credit Agreement was payable-in-kind.
Debt covenants
The Company’s debt agreements contain representations and warranties, events of default, restrictions and limitations, reporting requirements, and covenants that are customary for agreements of these types.
On February 28, 2022, the Company entered into the February 2022 Waiver and Amendment with Sprott Private Resource Lending II (Collector) and LP (the “Lender”). Pursuant to the February 2022 Waiver and Amendment, the Lender: (i) waived the Company’s obligation under the Sprott Credit Agreement (as then amended in 2020) to maintain at least $9.0 million of Unrestricted Cash on the last day of each calendar month during the period ending May 10, 2022 (the “Waiver Period”), provided that, the Company maintained at least $7.5 million of Unrestricted Cash on the last day of February 2022 and at least $9.0 million on the last day of each month thereafter during the Waiver Period; (ii) waived all obligations of the Company to prepay the facility with the net cash proceeds of any Mill Asset Sales (as defined in the February 2022 Waiver and Amendment) until the earlier of: (a) the date on which the Company completes a private placement or other offering or issuance of its equity securities (the “Offering Date”); and (b) March 31, 2022; and (iii) extended the payment due date for the additional February interest payment and the February principal payment until the earlier of: (a) the Offering Date; and (b) March 31, 2022. Further, pursuant to the February 2022 Waiver and Amendment, any failure by the Company to comply with the terms of the preceding sentence would constitute an immediate Event of Default under the Credit Agreement.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
As of December 31, 2023, the Company was in compliance with all financial covenants under its debt agreements.
Sprott Credit Agreement
On October 4, 2019, the Company, as borrower, certain subsidiaries of the Company, as guarantors, and the Lender, as arranger, executed a secured multi-advance term credit facility pursuant to which Lender committed to make, subject to certain conditions set forth therein, term loans in an aggregate principal amount up to $110.0 million. On May 29, 2020, the Company entered into the Sprott Credit Agreement to update the conditions precedent and effect certain other changes to conform to the details of the business combination. On May 29, 2020, at the consummation of the business combination transaction (the “Recapitalization Transaction”), the Company borrowed $70.0 million under the Sprott Credit Agreement, which was equal to the amount available under the first and second tranches, and issued to Lender 49,663 shares of common stock, which was equal to 1.0% of the Company’s post-closing shares of common stock outstanding. The Company paid an original issuance discount equal to 2.0% ($1.4 million) of the amount borrowed.
Advances under the Sprott Credit Agreement bear interest monthly at a floating rate equal to 7.0% plus the greater of (i) U.S. Dollar three-month LIBOR and (ii) 1.5%, per annum, accruing daily and compounded monthly. For each three-month period commencing on February 28, 2021, and ending on the maturity date, the Company shall pay Lender additional interest on the last business day of such three-month period, calculated according to a formula set forth in the Sprott Credit Agreement and currently equal to $0.5 million per quarter ($9.3 million in total over the life of the Sprott Credit Agreement). Upon a prepayment of the entire Sprott Credit Agreement, all remaining additional interest payments and all remaining and yet unpaid additional interest must be prepaid as well.
The Company was required to make principal repayments beginning on August 31, 2021, and on the last business day every three months thereafter. The first four principal repayments are equal to 2.5% of the outstanding principal amount of the Sprott Credit Agreement on May 31, 2021 (including all capitalized interest thereon, if any, but excluding the principal repayment then due). All subsequent principal repayments are equal to 7.5% of the outstanding principal amount of the Sprott Credit Agreement on May 31, 2021 (including all capitalized interest thereon, if any, but excluding the principal repayment then due). The Company is required to make prepayments of its outstanding principal balance equal to 50% or 100% of the proceeds received as outlined in the Sprott Credit Agreement. The Company reviewed the features of the Sprott Credit Agreement for embedded derivatives and determined no such instruments exist.
Second Amendment to Sprott Credit Agreement
On March 30, 2022, the Company and Lender under the Sprott Credit Agreement entered into the Second Amended and Restated Credit Agreement (“Second A&R Agreement”), which: (i) extended the maturity date for all of the loans and other principal obligations under the Sprott Credit Facility by two years, to May 31, 2027; (ii) provided for the Company to prepay principal under the facility in the amount of $10.0 million promptly upon the Company’s receipt of cash proceeds from the Private Placement Offering with American Multi-Cinema, Inc. (“AMC”) and 2176423 Ontario Limited (the “Initial Equity Proceeds Prepayment”); (iii) provided for the Company to prepay principal under the Sprott Credit Facility in the amount of $13.9 million (representing 10% of the subsequent issuance of its equity interests consummated on or prior to March 31, 2022) (the “Subsequent Equity Proceeds Prepayments”); and (iv) eliminated the prepayment premiums otherwise payable with respect to the Initial Equity Proceeds Prepayment, the Subsequent Equity Proceeds Prepayments and all future prepayments of principal under the Sprott Credit Facility. In addition, the Company’s obligations: (i) to prepay principal with proceeds of asset sales will be credited/offset by the aggregate amount of Initial Equity Proceeds Prepayment and the Subsequent Equity Proceeds Prepayments ($23.9 million); and (ii) to maintain a minimum amount of Unrestricted Cash (as defined in the Second A&R Agreement) was increased to $15.0 million. The Company: (i) paid the previously deferred additional interest of $0.5 million; (ii) made the Initial Equity Proceeds Prepayment of $10.0 million and paid in-kind a $3.3 million fee in connection with the modification and capitalized it to principal on March 16, 2022; and (iii) made the Subsequent Equity Proceeds Prepayment of $13.9 million on March 30, 2022. The Company accounted for the Second A&R Agreement as a debt modification as the Second A&R Agreement did not result in debt that was substantially different.
In addition, the Company prepaid principal of $1.1 million for the Sprott Credit Agreement in November 2022.
Subordinated Notes
In connection with the business combination and pursuant to a 1.25 Lien Exchange Agreement, on May 29, 2020, the Company assumed $80.0 million in aggregate principal amount of Seller’s 1.25 Lien Notes that were exchanged as part of the Recapitalization Transaction. The Subordinated Notes are secured and subordinate in priority to the obligations under the Sprott Credit Agreement. The Subordinated Notes bear interest at a rate of 10.0% per annum, payable in-kind on a quarterly basis. The principal on the new Subordinated Notes is due December 1, 2025.
On November 28, 2022, the Company entered into a Note Purchase and Sale Agreement (the “Highbridge Agreement”)

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
with Highbridge MSF International Ltd. (“Highbridge”) whereby the Company agreed to purchase and Highbridge agreed to sell, $11.1 million (including $0.2 million in accrued unpaid interest) of Subordinated Notes. The purchase of the Subordinated Notes was completed in two transactions: (i) cash consideration of $5.6 million; and (ii) the issuance of 50,000 shares of common stock with a grant date fair value of $0.4 million. In addition, the Company paid $0.1 million in legal fees related to the Highbridge Agreement. As a result of the Highbridge Agreement, the Company recorded a Gain on extinguishment of debt of $5.0 million which represented the difference between the carrying value of the Subordinated Notes of $11.1 million and the total consideration paid, including legal fees, of $6.1 million. The purchase of the Subordinated Notes represented a discount of approximately 42% to the face value of the debt.
Amendment to the 10% Senior Secured Notes and Note Exchange Agreement
On March 14, 2022, the Company entered into an amendment to the 10% Senior Secured Notes and Note Exchange Agreement (the “Note Amendment”), with: (i) certain direct and indirect subsidiaries of the Company as Guarantors; (ii) holders of the Subordinated Notes, including certain funds affiliated with, or managed by, Mudrick Capital Management, L.P. (“Mudrick”), Whitebox Advisors, LLC, Highbridge Capital Management, LLC, and Aristeia Capital, LLC (collectively, the “Amending Holders”); and (iii) Wilmington Trust, National Association, in its capacity as collateral agent. The Note Amendment amends the Note Exchange Agreement dated as of January 13, 2020 (the “Note Exchange Agreement”), and the Subordinated Notes issued thereunder in order to extend the maturity date of the Subordinated Notes from December 1, 2025 to December 1, 2027. The Note Amendment also removed the requirements that a holder receive the consent of the Company and the other holders in order to transfer any Subordinated Note. The Amending Holders constituted all of the holders of the Subordinated Notes. The Note Amendment became effective upon the closing of a private placement upon receipt of $55.9 million gross cash proceeds (before deduction of fees and expenses). The Company accounted for the Note Amendment as a debt modification as the Note Amendment did not result in debt that was substantially different. The Company incurred a $1.8 million liability management fee attributable to the completion of the Note Amendment. As the Note Amendment was accounted for as a debt modification, the $1.8 million paid to a third-party was charged to General and administrative.
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
As of January 5, 2024, the Company voluntarily pre-paid $34.7 million of the first lien loan, along with $3.3 million for the additional interest balance, totaling $38.0 million. See Note 26 – Subsequent Events for additional information.
10. Accounts Payable and Accrued Expenses
As of December 31, 2023 and December 31, 2022, Accounts payable and accrued expenses was $1.6 million and $5.6 million, respectively.
During the year ended December 31, 2021, the Company recorded a loss of $2.1 million in the Statement of Operations related to a firm purchase commitment for crusher liners under consignment over a period of three years, commencing in August 2020. This loss represented the unfulfilled commitment obligation outstanding as of the date the Company terminated the agreement and that loss was initially recognized in Accounts payable and accrued expenses.
During the year ended December 31, 2023, the Company reached a settlement agreement with the vendor, whereby the Company agreed to pay $1.0 million to the vendor and in return, the vendor agreed to release the Company from any future obligations. As a result, the Company recorded a Gain on settlement of accrued liability of $1.2 million during the year ended December 31, 2023.
11. Contract Liabilities
As of December 31, 2023 and December 31, 2022, the Company’s Contract liabilities was comprised of deposits for equipment not-in-use of $1.6 million and $1.1 million, respectively. These deposits were received in accordance with the amended sales agreement for one SAG mill, one ball mill, and one sub-station transformer. In accordance with Topic 606, Revenue from Contracts with Customers, if the sale does not materialize by the deadline provided in the Agreement (June 30, 2024) and no further extensions are provided, then the contract is over and the nonrefundable deposit payments received will be recognized as Other income. See Note 7 – Assets Held for Sale for additional details.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
12. Other Liabilities
The following table summarizes the components of current and non-current portions of Other liabilities (in thousands):

	Year Ended December 31,
	2023	2022
Other liabilities, current
Accrued compensation	$3,000	$2,868
Accrued directors’ fees	38	36
Excise tax liability	—	96
Operating lease liability	25	11
Total	$3,063	$3,011

Other liabilities, non-current
Operating lease liability	$8	$—
Accrued compensation
Accrued compensation reflects amounts for pay earned but not yet due, amounts for accrued and unused vacation pay, and accrued incentive compensation.
Excise tax liability
A gold and silver excise tax applied to gross sales proceeds became effective for the Company on July 1, 2021, following the passage of Assembly Bill 495 at the Nevada Legislative Session ended on May 31, 2021. This gold and silver excise tax is a tiered tax, with a highest rate of 1.1% and the first payment was made on April 1, 2022.
The bill does not take into consideration expenses or costs incurred to generate gross proceeds. Therefore, this tax is treated as a gross receipts tax and not as a tax based on income. As a result, the gold and silver excise tax was reported as a component of Cost of sales and not as income tax expense. As of December 31, 2023 and 2022, the Company accrued Nil and $0.1 million, respectively, related to the annual excise tax.
13. Deferred Gain on Sale of Royalty
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
The Company had the right to repurchase up to 33.3% (0.5% of the 1.5% royalty) of the royalty on each of the first and second anniversaries from May 29, 2020. The Company did not exercise its right to repurchase 0.5% on the first anniversary and waived its right to repurchase on the second anniversary. The Sprott Royalty Agreement is secured by a first priority lien on certain property of the Hycroft Mine, including: (i) all land and mineral claims, leases, interests, and rights; (ii) water rights, wells, and related infrastructure; and (iii) stockpiles, buildings, structures, and facilities affixed to, or situated on, the Hycroft Mine, which ranks senior to security interests and liens granted pursuant to the Sprott Credit Agreement. In addition to the terms generally described above, the Sprott Royalty Agreement contains other terms and conditions commonly contained in royalty agreements of this nature.
As of December 31, 2023, the Company classified the entire deferred gain from the sale of its royalty as a non-current liability as a result of the cessation of mining operations in November 2021.
During the years ended December 31, 2023 and 2022, the Company made payments under the Sprott Royalty Agreement of $0.1 million and $0.4 million, respectively, which are included in Operating expenses and Cost of sales, respectively, on the

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
Consolidated Statements of Operations.
14. Warrant Liabilities
The following table summarizes the Company’s outstanding warrant liabilities (in thousands):

					Transfers to 5-Year Public Warrants(2)
	Balance at December 31, 2022		Fair Value Adjustments(1)				Balance at December 31, 2023
	Warrants	Amount	Warrants	Amount	Warrants	Amount	Warrants	Amount
5-Year Private Warrants	9,126,515	$786	—	$(175)	(8,261,093)	$(585)	865,422	$26

	Balance at December 31, 2021		Fair Value Adjustments(1)		Transfers to 5-Year Public Warrants(2)		Expiration		Balance at December 31, 2022

	Warrants	Amount	Warrants	Amount	Warrants	Amount	Warrants	Amount	Warrants	Amount
5-Year Private Warrants	9,478,830	$664	—	$164	(352,315)	$(42)	—	$—	9,126,515	$786
Seller Warrants	12,721,901	5	—	(5)	—	—	(12,721,901)	—	—	—
Total	22,200,731	$669	—	$159	(352,315)	$(42)	(12,721,901)	$—	9,126,515	$786

(1)Liability classified warrants are subject to fair value remeasurement at each balance sheet date in accordance with ASC 815-40, Contracts on Entity’s Own Equity. As a result, fair value adjustments related exclusively to the Company’s liability classified warrants. See Note 21 – Fair Value Measurements for further detail on the fair value of the Company’s liability classified warrants.
(2)See Note 15 – Stockholders’ Equity.
The following table summarizes additional information on the Company’s outstanding warrants as of December 31, 2023:

	Exercise Price	Exercise Period	Expiration Date	Warrants Outstanding
5-Year Private Warrants	$11.50	5 years	May 29, 2025	865,422
Warrant Liabilities
5-Year Private Warrants
The 5-Year Private Warrants cannot be redeemed and can be exercised on a cashless basis if the 5-Year Private Warrants are held by the initial purchasers or their permitted transferees. If the 5-Year Private Warrants are transferred to someone other than the initial purchasers or their permitted transferees (an “Unrelated Third Party”), such warrants become redeemable by the Company under substantially the same terms as the 5-Year Public Warrants. Since the original issue of private warrants, transfers to 5-Year Public Warrants totaled 9,374,578, including 8,261,093, 352,315, and 409,585 during the years ended December 31, 2023, 2022, and 2021, respectively.
Seller Warrants
On August 3, 2022, the Company issued a notice under the Seller Warrant Agreement notifying the holders of its Seller Warrants that the terms of the Seller Warrants were adjusted effective as of August 3, 2022 as a result of the issuance or deemed issuance of additional equity awards under the HYMC 2020 Performance and Incentive Pay Plan to “Restricted Persons” (as defined in the Seller Warrant Agreement) through August 3, 2022, in the aggregate amount of 2,570,602 restricted stock units convertible into shares of common stock and for the prospective issuance of up to 50,000 shares of common stock to participants who may be deemed to be Restricted Persons. These shares of common stock were not prospectively adjusted under the Seller Warrant provisions.
In accordance with the adjustment provisions of the Seller Warrant Agreement: (i) the exercise price of each Seller Warrant was decreased from $40.31 per share of common stock to $39.90 per share of common stock; (ii) the number of shares of common stock issuable upon exercise of each Seller Warrant was increased from 0.028055 to 0.028347; and (iii) as adjusted,

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
the aggregate number of shares of common stock issuable upon full exercise of the 12,721,901 outstanding Seller Warrants was increased from 356,912 to 360,628 shares of common stock.
Pursuant to the terms of the Seller Warrant Agreement, the Seller Warrants expired on October 22, 2022, seven years following the original issuance date. As of their expiration, the Seller Warrants were no longer exercisable or outstanding. See Note 24 – Commitments and Contingencies for further details regarding legal proceedings related to the Seller Warrants.
15. Stockholders’ Equity
Common stock
As of December 31, 2023, there were 20,736,612 shares of common stock issued and outstanding. Each holder of common stock is entitled to one vote for each share of common stock held by such holder. The holders of common stock are entitled to the payment of dividends and other distributions as may be declared from time to time by the Board of Directors in accordance with applicable law and to receive other distributions from the Company.
On November 14, 2023, the Company effectuated a reverse stock split with a ratio of 1-for-10. The reverse stock split was intended to increase the price per share of the Company’s common stock to allow the Company to demonstrate compliance with the $1.00 minimum bid price requirement for continued listing on Nasdaq. All share and per share data have been retroactively adjusted for this reverse split.
Preferred stock
As of December 31, 2023, there were no shares of preferred stock issued and outstanding.
Dividend policy
The Sprott Credit Agreement contains provisions that restrict the Company’s ability to pay dividends. For additional information see Note 9 – Debt, Net.
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
Common Stock
Private placement offering
On March 14, 2022, the Company entered into subscription agreements with AMC and 2176423 Ontario Limited pursuant to which the Company agreed to sell the entities an aggregate of 46,816,480 units at a purchase price per unit of $1.193 with each unit consisting of one-tenth share of the Company’s common stock (on a post 1-for-10 reverse stock split basis) and one warrant to purchase one-tenth share of Common Stock (“Warrants”) and the shares issuable upon exercise of the Warrants (the “Warrant Shares”), providing for a total purchase price of approximately $55.9 million. The Warrants have an exercise price of $1.068 per Warrant Share and will expire five years after issuance. On March 15, 2022, the Private Placement Offering closed and the Company received gross proceeds of $55.9 million before deducting expenses incurred in connection therewith. Net proceeds were $53.6 million, after deducting legal and other fees of $2.3 million (including a non-cash $1.8 million financial advisor fee related to the Private Placement Offering discussed under Settlement fee below).
At-the-market offering
On March 15, 2022, the Company implemented an ATM Program by entering into an At Market Issuance Sales Agreement with B. Riley Securities, Inc. (“Sales Agreement”). Under the terms of the Sales Agreement, the Company may from time to time to or through the Agent, acting as sales agent or principal, offer and sell shares of its Class A common stock, par value $0.0001 per share, having a gross sales price of up to $500.0 million. Shares of common stock sold under the Sales Agreement were issued pursuant to the Company’s shelf registration statement on Form S-3 (No. 333-257567) that the SEC declared effective on July 13, 2021, including the prospectus, dated July 13, 2021, and the prospectus supplement, dated March 15,

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
2022. The Company suspended the ATM Program on March 25, 2022 (while keeping the Sale Agreement in place), and received total gross proceeds, before deducting fees and expenses of the ATM Program, of $138.6 million from the sale of 8,955,358 shares of the Company’s common stock (on a post 1-for-10 reverse stock split basis). Net proceeds, after deducting commissions and fees of $5.0 million were $133.5 million.
Beginning on November 17, 2023, the Company again began accessing the ATM Program under the terms of the Sales Agreement, and as of December 31, 2023, sold an additional 523,328 shares of common stock for aggregate gross proceeds of $1.1 million, less commissions and offering expenses of $0.3 million. As of December 31, 2023, there were $360.3 million of common stock available for issuance under the ATM Program.
Stock issuance – other
Settlement fee
In February 2022, the Company engaged the financial advisor to assist with its financing efforts. During March 2022, the Company completed the Private Placement Offering, the ATM Program and entered into the Second A&R Agreement and Note Amendment without assistance from the financial advisor. As the Company completed the aforementioned equity and debt transactions during the engagement period, the Company and the financial advisor agreed to a fee of $3.5 million of which 50% is related to liability management for the Note Amendment and 50% is attributable to the Private Placement Offering. On July 26, 2022, the Company executed a settlement agreement and the engagement was terminated with no future obligations. The Company agreed to pay $1.75 million in cash and issue shares of common stock under a private placement for the remaining $1.75 million. The Company issued 171,467 shares of common stock (on a post 1-for-10 reverse stock split basis) on July 28, 2022, and remitted the cash payment on August 1, 2022. The number of shares of common stock issued was determined using the volume weighted average price on the Nasdaq for the ten trading days preceding the effective date of the settlement agreement.
Salary continuation payments
The Company entered into separation agreements with former executives that provide for, among other things, continuation of such former executives’ salaries and certain benefits for periods of 12-24 months from the dates of separation.
On October 6, 2021, the Company entered into a Waiver and Amendment to the Transition and Succession Agreement and Consulting Agreement with a former employee. The Waiver and Amendment amends the Transition and Succession Agreement and the Consulting Agreement between the Company and the employee, dated July 1, 2020. The Waiver and Amendment terminated the remaining unpaid cash payments to the employee pursuant to the Transition and Succession Agreement and Consulting Agreement in the aggregate amount of $0.7 million, in exchange for the issuance of an aggregate of up to 27,500 shares of the Company’s common stock (on a post 1-for-10 reverse stock split basis), of which 13,750 shares of common stock were issued on October 8, 2021, and 13,750 shares of common stock were issued on June 30, 2022.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
Principal payments on debt and finance leases
The following table provides the components of Principal payments on debt and finance leases (in thousands):

	Year Ended December 31,
	2023	2022
Principal payments on debt	$(2,200)	$(32,885)
Principal payments on finance leases	(128)	(125)
Total	$(2,328)	$(33,010)
Equity Classified Warrants
The following table summarizes the Company’s outstanding equity classified warrants included in Additional paid-in capital on the Consolidated Balance Sheets (dollars in thousands):

	Balance at December 31, 2022		Transfers from 5-Year Private Warrants(1)		Balance at December 31, 2023
	Warrants	Amount	Warrants	Amount	Warrants	Amount
5-Year Public Warrants	25,163,383	$28,954	8,261,093	$585	33,424,476	$29,539
Public Offering Warrants	9,583,334	12,938	—	—	9,583,334	12,938
Private Placement Offering Warrants	46,816,480	25,604	—	—	46,816,480	25,604
Total	81,563,197	$67,496	8,261,093	$585	89,824,290	$68,081

	Balance at December 31, 2021		Warrant Issuances		Transfers from 5-Year Private Warrants(1)		Balance at December 31, 2022

	Warrants	Amount	Warrants	Amount	Warrants	Amount	Warrants	Amount
5-Year Public Warrants	24,811,068	$28,912	—	$—	352,315	$42	25,163,383	$28,954
Public Offering Warrants	9,583,334	12,938	—	—	—	—	9,583,334	12,938
Private Placement Offering Warrants	—	—	46,816,480	25,604	—	—	46,816,480	25,604
Total	34,394,402	$41,850	46,816,480	$25,604	352,315	$42	81,563,197	$67,496
(1)See Note 14 – Warrant Liabilities.
5-Year Public Warrants
Prior to the Recapitalization Transaction, MUDS issued 20,800,000 units, with each unit consisting of one-tenth share of common stock (on a post 1-for-10 reverse stock split basis) and one warrant to purchase one-tenth share of common stock (on a post 1-for-10 reverse stock split basis) at an exercise price of $11.50 per share for a period of five years from the May 29, 2020, Recapitalization Transaction (the “IPO Warrants”), and concurrently with the Recapitalization Transaction, the Company issued 3,249,999 warrants upon substantially the same terms as part of a backstop unit offering at an exercise price of $11.50 per share for a period of five years from the issuance date (the “Backstop Warrants” and collectively with the IPO Warrants, the “5-Year Public Warrants”). During the years ended December 31, 2023 and 2022, 8,261,093 and 352,315, respectively, 5-Year Private Warrants were transferred from a 5-Year Private Warrant holder to an Unrelated Third Party, and accordingly, those warrants are now included with the 5-Year Public Warrants. The Company has certain abilities to call the 5-Year Public Warrants if the last reported sale price of common stock equals or exceeds $18.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period. As of December 31, 2022, the Company had 25,163,383 5-Year Public Warrants outstanding. The 5-Year Public Warrants (other than the Backstop Warrants) are listed for trading on the Nasdaq under the symbol “HYMCW.”
Public Offering Warrants
On October 6, 2020, the Company issued 9,583,334 units in an underwritten public offering at an offering price to of $9.00 per unit, with each unit consisting of one-tenth share of common stock (on a post 1-for-10 reverse stock split basis) and one warrant to purchase one-tenth share of common stock at an exercise price of $10.50 per share (“Public Offering Warrants”). Of

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
the 9.6 million units issued, 5.0 million units were issued to Restricted Persons, as defined under the Seller Warrant Agreement. After deducting underwriting discounts and commission and offering expenses, the proceeds net of discount and equity issuance costs to the Company were $83.1 million. The Public Offering Warrants are immediately exercisable and entitle the holder thereof to purchase one-tenth share of common stock (on a post 1-for-10 reverse stock split basis) at an exercise price of $10.50 for a period of five years from the closing date. The shares of common stock and the Public Offering Warrants were separated upon issuance. The Public Offering Warrants are listed for trading on the Nasdaq under the symbol “HYCML.”
Private Placement Warrants
Pursuant to the Private Placement Offering, the Company issued 46,816,480 Warrants with an exercise price of $1.068 per Warrant Share that expire five years from the date of issuance. The Warrants are deemed freestanding, equity-linked financial instructions that do not require liability classification under ASC Topic 480-10 Overall Debt because: (i) they are not mandatorily redeemable shares; (ii) they do not obligate the Company to buy back shares; and (iii) they are not settled in a variable number of shares. As a result, the Company allocated the gross proceeds of $55.9 million from the Private Placement Offering between the Warrants and common stock as of the closing date of March 15, 2022. The Company used the Black-Scholes option pricing model to determine the fair value of the Warrants upon the issuance date using the following assumptions:

As of March 15, 2022
Expected term (years)	5
Risk-free interest rate	2.1%
Expected volatility	118.4%
Expected dividend yield	—
The following table summarizes additional information on the Company’s outstanding equity-classified warrants as of December 31, 2023:

	Exercise price	Exercise period	Expiration date	Warrants outstanding
5-Year Public Warrants	$11.50	5 years	May 29, 2025	33,424,476
Public Offering Warrants	$10.50	5 years	October 6, 2025	9,583,334
Private Placement Offering Warrants	$1.068	5 years	March 15, 2027	46,816,480
16. Revenues
The table below is a summary of the Company’s gold and silver sales (in thousands):

	Year Ended December 31,
	2023		2022
	Amount	Ounces Sold	Amount	Ounces Sold
Gold sales	$—	—	$32,249	17,728
Silver sales	—	—	980	44,084
Total	$—		$33,229

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
The Company’s gold and silver sales during the year ended December 31, 2023 and 2022, were attributable to the following customers:

	Year Ended December 31,
	2023		2022
	Amount	Percentage	Amount	Percentage
Customer A	$—	N/A	$12,159	36.6%
Customer B	—	N/A	10,997	33.1%
Customer C	—	N/A	10,073	30.3%
Total	$—	N/A	$33,229	100.0%
17. Stock-Based Compensation
Performance and Incentive Pay Plan
The HYMC Performance and Incentive Pay Plan (the “PIPP”) was approved on February 20, 2019 and amended on May 29, 2020 and June 2, 2022. The PIPP is a stock-based and cash-based compensation plan to attract, retain and motivate employees and directors while directly linking incentives to increases in stockholder value. Terms and conditions (including performance-based vesting criteria) of awards granted under the PIPP are approved by the Board of Directors or the Compensation Committee of the Board of Directors, who administer the PIPP. Awards may be granted in a variety of forms, including restricted stock, restricted stock units, stock options, stock appreciation rights, performance awards, and other stock-based awards.
On June 2, 2022, the Company’s stockholders approved an amendment to the PIPP which increased the number of authorized shares of common stock available for issuance by 1.2 million shares of common stock. As a result, 1,450,800 shares of common stock are authorized for issuance under the PIPP. As of December 31, 2023, there were 482,070 shares of common stock available for issuance under the PIPP.
As of December 31, 2023, all awards granted under the PIPP were in the form of restricted stock units to employees or consultants of the Company. Restricted stock units granted under the PIPP without performance-based vesting criteria typically vest in either equal annual installments over two to four years, or in entirety on the fourth anniversary after the grant date. Awards granted with performance-based vesting criteria typically vest in annual installments over three years subject to the achievement of certain financial and operating results of the Company. Certain restricted stock units granted to non-employee directors vest immediately while others vest in substantially equal installments over a two to three years period.
For restricted stock units granted prior to August 2020, a price per share was not determined upon the grant date. The number of shares of common stock of the Company to be issued upon vesting was calculated on the vesting date, which was either the second or third anniversary of the date of the grant, or the annual date the compensation committee determined the achievement of the corporate performance targets. Such unvested restricted stock unit awards were included in Other liabilities until each vesting date when the amount was transferred to Additional paid-in capital. As of December 31, 2022, there were no remaining restricted stock unit grants outstanding required to be accounted for as Other liabilities. Prior to each vesting date, the Company estimated the number of shares of common stock to be issued upon vesting using the closing share price of its common stock on the last day of each reporting period as quoted on the Nasdaq.
On November 14, 2023, the Company effectuated a reverse stock split with a ratio of 1-for-10. All share and per share information has been retroactively adjusted to give effect to the reverse stock split for all periods presented.
The following tables summarize the Company’s unvested share awards outstanding as of December 31, 2023 and 2022, under the PIPP:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Unit
Unvested at December 31, 2022	354,715	$19.94
Granted	501,691	4.61
Canceled/forfeited	(62,934)	12.17
Vested(1)	(186,374)	14.12
Unvested at December 31, 2023	607,099	$10.04

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Unit
Unvested at December 31, 2021(2)	221,091	$28.21
Granted	330,707	13.03
Impact of fluctuations in share price(3)	(51,520)	6.04
Canceled/forfeited(1)	(28,250)	30.96
Vested	(117,313)	29.64
Unvested at December 31, 2022(1)	354,715	$19.94
(1)For the years ended December 31, 2023 and 2022, 2,595 and 3,115 respectively of restricted stock units vested and the corresponding issuance of shares of common stock was deferred as the Company was under a trading black-out as of the date of vesting. The shares of common stock will be issued upon expiration of the trading blackout.
(2)Amount includes liability-based awards for which the number of units awarded was not determined until the vesting date. The number of liability-based award units included in this amount were estimated using the market value of the Company’s shares of common stock as of the end of each reporting period.
(3)Amount represents difference between liability-based awards estimated as of the end of the previous reporting period and the number of shares of common stock issued upon vesting.
During the year ended December 31, 2022, the Company reclassified $0.8 million from Other liabilities, current to Additional paid-in capital for performance-based restricted stock units that vested.
During the years ended December 31, 2023 and 2022, the Company recorded compensation expense of $2.9 million and $2.5 million, respectively, related to restricted stock awards.
As of December 31, 2023, there was $3.3 million of unrecognized compensation cost related to unvested restricted stock units.
18. Income Taxes
For the years ended December 31, 2023 and 2022, the Company recorded no Income tax expense (benefit). The annual effective tax rate was Nil for both 2023 and 2022, which was driven primarily by net operating losses for each period and a full valuation allowance was provided for deferred tax assets.
The Company will be subject to mining taxes in Nevada, which will be classified as income taxes as such taxes are based on a percentage of mining profits. The Company did not incur any mining tax expense in 2023 or 2022 due to continued mining losses. The Company is not subject to foreign income taxes as all of the Company’s operations and properties are located within the United States.
The Company’s loss before income taxes was attributable solely to domestic operations in the United States. The components of the Company’s Income tax expense (benefit) were as follows (in thousands):

	Year Ended December 31,
	2023	2022
Current
Federal	$—	$—
Deferred
Federal	(11,428)	(17,719)
Change in Valuation Allowance	11,428	17,719
Income tax expense (benefit)	$—	$—
For the years ended December 31, 2023 and 2022, the Company incurred no net Income tax expense (benefit).

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
The following table provides a reconciliation of income taxes computed at the United States federal statutory tax rate of 21% in 2023 and 2022, to the income tax provision (dollars in thousands):

	Year Ended December 31,
	2023	2022
Loss before income taxes	$(55,026)	$(60,828)
United States statutory income tax rate	21%	21%
Income tax (benefit) at United States statutory income tax rate	(11,555)	(12,774)
Change in valuation allowance	11,428	17,719
Warrant fair value adjustment	(37)	33
Adjustment of prior year income taxes	164	(4,978)
Income tax expense (benefit)	$—	$—
For the year ended December 31, 2023, the effective tax rate was a result of an increase in the valuation allowance of $11.4 million.
For the year ended December 31, 2022, the effective tax rate was a result of an increase in the valuation allowance of $17.7 million and adjustment to prior year income taxes.
The components of the Company’s deferred tax assets are as follows (in thousands):

	Year Ended December 31,
	2023(1)	2022
Net operating loss	$74,821	$49,765
Mineral properties	48,677	39,322
Plant, equipment, and mine development	1,373	23,219
Intangible assets	17,192	18,698
Deferred gain on sale of royalty	6,266	6,266
Asset retirement obligation	1,674	2,163
Accrued compensation	593	1,258
Stock-based compensation	1,835	536
Inventories	835	221
Assets available for sale	(398)	—
Other	31	23
Valuation allowance	(152,899)	(141,471)
Total	$—	$—
(1)During 2023, the Company determined that it did not timely elect out of Internal Revenue Code (“IRC”) § 168(k) bonus depreciation for 2020 and 2021, and therefore its reported 2023 deferred tax assets related primarily to Net operating loss, Mineral properties, and Plant, equipment, and mine development included adjustments to reflect the proper IRC § 168(k) bonus depreciation.
Based on the weight of evidence available as of both December 31, 2023 and 2022, which included recent operating results, future projections, and historical inability to generate positive operating cash flow, the Company concluded that it was more likely than not that the benefit of its net deferred tax assets would not be realized and, as such, recorded full valuation allowances of $152.9 million and $141.5 million, respectively, against its net deferred tax assets.
The Company had net operating loss carryovers as of December 31, 2023 and 2022, of $356.3 million and $237.5 million, respectively, for federal income tax purposes. The carryforward amount as of December 31, 2023, can be carried forward indefinitely and can be used to offset taxable income and reduce income taxes payable in future periods, subject to limitations under IRC § 382.
IRC § 382 imposes limitations on the use of U.S. federal net operating losses upon a more than 50% change in ownership in the Company within a three-year period. In connection with its at-the-market equity offering, the Company underwent an IRC § 382 ownership change on March 25, 2022. As a result, utilization of $286.5 million of the Company’s net operating

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
losses and certain unrealized losses are limited on an annual basis. The Company’s annual limitation under IRC § 382 is approximately $1.3 million. If the IRC § 382 annual limitation amount is not fully utilized in a particular tax year, then the unused portion from that tax year is added to the IRC § 382 annual limitation in subsequent years.
As necessary, the Company provides a reserve against the benefits of uncertain tax positions taken in its tax filings that are more likely than not to not be sustained upon examination. Based on the weight of available evidence, the Company does not believe it has taken any uncertain tax positions that require the establishment of a reserve. The Company has not recorded any income tax reserves or related interest, or penalties related to income tax liabilities as of December 31, 2023. The Company’s policy, if it were to have uncertain tax positions, is to recognize interest and/or penalties related to unrecognized tax benefits as part of its Income tax expense (benefit). With limited exception, the Company is no longer subject to U.S. federal income tax audits by taxing authorities for tax years 2017 and prior; however, net operating loss and credit carryforwards from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.
19. Loss Per Share
Net loss per share calculations for all periods have been adjusted to reflect the Company’s 1-for-10 reverse stock split effectuated November 14, 2023. Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period.
The table below summarizes the Company’s basic and diluted loss per share calculations (in thousands, except share and per share amounts):

	Year Ended December 31,
	2023	2022
Net loss	$(55,024)	$(60,828)

Weighted average shares outstanding
Basic	21,113,516	16,977,306
Diluted	21,113,516	16,977,306

Basic loss per common share	$(2.61)	$(3.58)
Diluted loss per common share	$(2.61)	$(3.58)
Due to the Company’s net loss during the years ended December 31, 2023 and 2022, respectively, there was no dilutive effect of common stock equivalents because the effects of such would have been anti-dilutive. The following table summarizes the shares excluded from the weighted average number of shares of common stock outstanding, as the impact would be anti-dilutive (in thousands):

	Year Ended December 31,
	2023	2022
Shares after conversion of warrants	9,069	9,069
Restricted stock units	607	355
Total	9,676	9,424

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
20. Segment Information
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

	Year Ended December 31, 2023
	Hycroft Mine	Corporate and Other	Total
Operating costs	$32,881	$12,673	$45,554
Loss from operations	(32,881)	(12,673)	(45,554)
Interest expense – Note 9	(1)	(18,466)	(18,467)
Interest income	2,422	5,856	8,278
Gain on sale of assets, net of commissions	544	—	544
Fair value adjustment to warrants – Notes 14 and 21	—	175	175
Net loss	$(29,916)	$(25,108)	$(55,024)

Total Assets	$66,129	$135,564	$201,693

	Year Ended December 31, 2022
	Hycroft Mine	Corporate and Other	Total
Revenues – Note 16	$33,229	$—	$33,229
Cost of sales	53,589	—	53,589
Other operating costs	18,763	14,367	33,130
Loss from operations	(39,123)	(14,367)	(53,490)
Interest expense – Note 9	(10)	(18,471)	(18,481)
Interest income	439	1,874	2,313
Gain on extinguishment of debt	—	5,041	5,041
Fair value adjustment to warrants – Notes 14 and 21	—	(159)	(159)
Gain on sale of assets, net of commissions	3,948	—	3,948
Net loss	$(34,746)	$(26,082)	$(60,828)

Total Assets	$102,057	$146,897	$248,954

21. Fair Value Measurements
Recurring fair value measurements
The following table sets forth by level within the fair value hierarchy, the Company’s liabilities measured at fair value on a recurring basis (in thousands).

	Hierarchy Level	Year Ended December 31,
		2023	2022
5-Year Private Warrants	2	$26	$786
The 5-Year Private Warrants are valued using a Black-Scholes model that requires various inputs including the Company’s stock price, the strike price of the 5-Year Private Warrants, the risk-free rate, and the implied volatility. As the terms of the 5-

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
Year Private Warrants are identical to the terms of the 5-Year Public Warrants except that the 5-Year Private Warrants, while held by certain holders or their permitted transferees, are precluded from mandatory redemption and are entitled to be exercise on a “cashless basis” at the holder’s election, the implied volatility used in the Black-Scholes model is calculated using a Generalized AutoRegressive Conditional Heteroskedasticity model of the 5-Year Public Warrants that factors in the restrictive redemption and cashless exercise features of the 5-Year Private Warrants. The Company updates the fair value calculation on at least a quarterly basis, or more frequently if changes in circumstances and assumptions indicate a change from the existing carrying value.
Items disclosed at fair value
Debt, net
The Sprott Credit Agreement and the Subordinated Notes are privately held and, as such, there is no public market or trading information available for such debt instruments. As of December 31, 2023 and December 31, 2022, the fair value of the Company’s debt instruments was $149.2 million and $130.7 million, compared to the carrying value of $144.9 million and $135.0 million as of December 31, 2023 and December 31, 2022, respectively. The fair value of the principal of the Company’s debt instruments, including capitalized interest, was estimated using a market approach in which pricing information for publicly traded, non-convertible debt instruments with speculative ratings were analyzed to derive a mean trading multiple to apply to the December 31, 2023 and December 31, 2022, balances.
22. Supplemental Cash Flow Information
The following table provides supplemental cash flow information (in thousands):

	Year Ended December 31,
	2023	2022
Cash interest paid	$6,212	$5,318

Significant non-cash financing and investing activities:
Increase in debt from in-kind interest – Note 9	9,559	9,619
Debt issuance costs paid in-kind – Note 9	—	3,300
Shares of common stock issued as payment of Settlement Fee – Note 15	—	1,749
Liability based restricted stock units transferred to equity – Note 17	—	727
Shares of common stock issued for purchase of Subordinated Notes – Note 9	—	385
Shares of common stock issued for salary continuation payments – Note 15	—	158
23. Employee Benefit Plans
401(k) Plan
The Hycroft Mining Corporation 401(k) Plan (the “401(k) Plan”) is a defined contribution plan that is available to all employees of the Company upon their date of hire. The 401(k) Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended, and Section 401(k) of the IRC. Administration fees of the 401(k) Plan are paid by the Company. The assets of the 401(k) Plan are held and the related investments are executed by the 401(k) Plan’s trustee.
Participants in the 401(k) Plan exercise control and direct the investment of their contributions and account balances among various investment alternatives. The Company matches a percentage of employee deferrals to the 401(k) Plan up to certain limits. For the years ended December 31, 2023 and 2022, the Company’s matching contributions totaled $0.6 million and $0.4 million, respectively.
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

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
24. Commitments and Contingencies
Legal Proceedings
The Company has been named as a defendant in four pro se actions that assert claims for breach of contract and declaratory judgment arising from or directly relating to Warrants purportedly held by the Pro Se Plaintiffs in the Delaware Chancery Court. In various forms, they allege that the Company or its predecessor entities breached the Warrant Agreement, dated October 22, 2015, and/or related Amendment Agreement, dated February 26, 2020. In sum, in all four actions, Plaintiffs allege, by or on behalf of “Warrant holders,” that the Company or its predecessor(s) breached these agreements by failing to make proper “Mechanical Adjustments” to the Warrants in accordance with terms of the Warrant Agreement upon the occurrence of certain business transactions and events, including the May 29, 2020, Business Combination. On January 10, 2024, in response to the Company’s motion to consolidate the four pro se actions, the Delaware Chancery Court ordered the parties to submit a proposed briefing schedule for the defendant’s preliminary motions to dismiss.
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
Royalties
As of December 31, 2023 and December 31, 2022, the Company’s off-balance sheet arrangements consisted of a net profit royalty arrangement and a net smelter royalty arrangement.
Crofoot Royalty
Hycroft purchased patented claims and unpatented claims that are subject to a 4% net profit royalty be paid to the sellers (“Crofoot Royalty”). Every year that mining occurs on those claims, the agreement requires an annual advance payment of $120,000. All advance annual payments are credited against the future payments due under the 4% net profit royalty. An additional payment of $120,000 is required for each year total tons mined on the claims exceeds 5.0 million tons. As the Company ceased mining operations in November 2021, the Company was not required to pay the annual advance payment of $120,000 in 2023 or 2022. The total payments due under the mining lease are capped at $7.6 million, of which the Company has paid $3.3 million and included $0.6 million of advanced annual payments in Other assets in the Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022.
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
At both December 31, 2023 and December 31, 2022, the estimated net present value of the Company’s net smelter royalty was $146.7 million. The net present value of the Company’s net smelter royalty was modeled using the following inputs: (i) market consensus inputs for future gold and silver prices; (ii) a precious metals industry consensus discount rate of 5.0%; and (iii) estimates of the Hycroft Mine’s life-of-mine gold and silver production volumes and timing.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
25. Related Party Transactions
During the years ended December 31, 2023 and 2022, the Company paid $0.3 million and $0.9 million, respectively, to Ausenco Engineering South USA, Inc. (“Ausenco”) for the preparation of the 2023 Hycroft TRS, due diligence assistance, and a new 2024 technical report. The Company’s President and Chief Executive Officer is currently a non-executive director for Ausenco’s parent company Board of Directors.
As of December 31, 2023 and 2022, AMC was considered a related party because an AMC representative serves on the Company’s Board of Directors, and as of December 31, 2022, AMC held more than 10% of the common stock of the Company. The AMC representative disclaims any beneficial ownership of the shares of our common stock and all cash payments for directorship are paid directly to AMC. In total, the Company paid the AMC representative $0.2 million, including $0.1 million in cash compensation, and granted restricted stock units with a grant date fair value of $0.1 million. As of December 31, 2023 and 2022, AMC was entitled to receive 18,007 and 6,119, respectively, shares of common stock upon the future vesting of restricted stock units.
Certain amounts of the Company’s indebtedness have historically, and with regard to the Subordinated Notes, were held by five financial institutions. As of December 31, 2023, none of the financial institutions held more than 10% of the common stock of the Company. As of December 31, 2022, one of the financial institutions, Mudrick, held more than 10% of the common stock of the Company and, as a result, was considered a related party in accordance with ASC 850, Related Party Disclosures. For the year ended December 31, 2022, Interest expense included $4.0 million for the debt held by Mudrick and as of December 31, 2022, Mudrick held $42.9 million of Debt, net.
26. Subsequent Events
As of January 5, 2024, the Company voluntarily pre-paid $34.7 million of the first lien loan, along with $3.3 million for the additional interest balance, totaling $38.0 million with a remaining outstanding balance of $15.0 million. As a result of this payment, the applicable margin will be reduced by 100 basis points through the final payment.
Effective March 1, 2024, the buyer terminated a portion of the Equipment Purchase Agreement related to one ball mill and one SAG mill, but not the one sub-station transformer. At the time of termination of a portion of the agreement, the outstanding balance related to the Equipment Purchase Agreement was $12.1 million. In accordance with Topic 606, Revenue from Contracts with Customers, because the sale did not materialize for a portion of the agreement, the nonrefundable deposit payments received of $1.5 million will be recognized as Other income in the first quarter of 2024.
During the first quarter of 2024, the Company continued to access the ATM and as of March 13, 2024, the Company sold an additional 265,985 shares of common stock for aggregate gross proceeds of $0.6 million before deducting commissions and offering expenses. As of March 13, 2024, there was $359.7 million of common stock available for issuance under the ATM Program.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, the Company conducted an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer determined whether, as of December 31, 2023, the disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and the Chief Financial Officer determined that, as of December 31, 2023, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. In designing disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives, and that management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published consolidated financial statements. Internal control over financial reporting is promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effectuated by our Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting, no matter how well designed, has inherent limitations and may not prevent or detect misstatements. Therefore, even effective internal control over financial reporting can only provide reasonable assurance with respect to the financial statement preparation and presentation.
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2023. Our management’s evaluation of our internal control over financial reporting was based on the 2013 framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of December 31, 2023, our internal control over financial reporting was effective.
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
Changes in Internal Control Over Financial Reporting
There were no significant changes in our internal control over financial reporting during the most recent fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
(a) None.

(b) During the fiscal quarter ended December 31, 2023, none of our officers or directors informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Information regarding our directors will be included in our Proxy Statement to be filed with the SEC no later than 120 days after December 31, 2023) for our 2024 Annual Meeting of Stockholders (the “Proxy Statement”) under the heading Proposal No. 1 – Election of Directors and the information to be included therein is incorporated herein by reference.
Information regarding our directors’ and executive officers’ compliance with Section 16(a) of the Exchange Act will be included in the Proxy Statement, if required, under the heading Delinquent Section 16(a) Reports and if included in the Proxy statement, the information to be included therein is incorporated herein by reference.
Information regarding the Nominating and Governance Committee of our Board of Directors and the procedures by which our stockholders may recommend nominees to our Board of Directors, and information regarding the Audit Committee of our Board of Directors and its “audit committee financial experts,” will be included in the Proxy Statement under the headings Board and Corporate Governance Matters and Other Matters – Submission of Stockholder Proposals for the 2025 Annual Meeting and the information to be included therein is incorporated herein by reference.
We have adopted a Code of Ethics as required by the Nasdaq listing standards and the rules of the SEC. The Code of Ethics applies to all of our directors, officers, including our Chief Executive Officer and Chief Financial Officer, and employees. The Code of Ethics is publicly available on our website at https://hycroftmining.com/corporate-responsibility/overview/. If we make substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, that applies to any of our directors or executive officers, we will disclose the date and nature of such amendment or waiver on our website or in a current report on Form 8-K in accordance with applicable Nasdaq and SEC rules.
ITEM 11. EXECUTIVE COMPENSATION
Information required by Item 11 of Part III is included in our Proxy Statement under the headings Executive Compensation and Board and Corporate Governance Matters—Director Compensation and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required by Item 12 of Part III is included in our Proxy Statement under the headings Proposal No. 2—Equity Compensation Plan Information Table and Security Ownership of Certain Beneficial Owners and Management and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by Item 13 of Part III is included in our Proxy Statement under the headings Certain Relationships and Related Party Transactions and Board and Corporate Governance Matters—Director Independence and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by Item 14 of Part III is included in our Proxy Statement Proposal No. 5—Ratification of Appointment of Independent Registered Public Accounting Firm—Independent Registered Public Accountant Fees and is incorporated herein by reference.

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

3.4
Certificate of Amendment filed with the Delaware Secretary of State on November 9, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed by the Company on November 9, 2023).

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

4.3
Warrant Agreement, dated May 29, 2020, by and between Hycroft Mining Holding Corporation (f/k/a/ Mudrick Capital Acquisition Corporation) and Continental Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.3 to the registrant's Current Report on Form 8-K, filed with the SEC on June 4, 2020).

4.4
Warrant Agreement dated October 6, 2020 between Hycroft Mining Holding Corporation and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 6, 2020).

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

10.3
Waiver, dated November 9, 2021, between Hycroft Mining Holding Corporation and Sprott Private Resource Lending II (Collector), LP. (incorporated by reference to Exhibit 10.1. to the registrant’s Current Report on Form 8-K, filed with the SEC on November 10, 2021).

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

10.38
Second Amendment to Second Amended and Restated Credit Agreement, dated July 1, 2023, by and among the registrant and Sprott Private Resource Lending II (Collector), LP, Sprott Resource Lending Corp., and certain subsidiaries of the registrant as guarantors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company on July 3, 2023).

21.1*	Subsidiaries of the registrant.
23.1*	Consent of independent registered public accounting firm – Moss Adams, LLP.
23.2*	Consent of third-party firm – Ausenco Engineering USA South Inc.
23.3*	Consent of third-party qualified person – Independent Mining Consultants, Inc.
23.4*	Consent of third-party qualified person – WestLand Engineering & Environment Services, Inc.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1*	Mine Safety Disclosures
96.1
Hycroft Property Initial Assessment Technical Report Summary Humboldt and Pershing Counties, Nevada, with an effective date of March 27, 2023 (incorporated by reference to Exhibit 96.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 28, 2023).

97.1*	Compensation Recovery Policy dated November 17, 2023.
101.INS*	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Filed herewith. ** Furnished herewith. † Management contract or compensatory plan or arrangement.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HYCROFT MINING HOLDING CORPORATION (Registrant)

Date: March 14, 2024	By:	/s/ Diane R. Garrett
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 14, 2024.

Name	Title

/s/ Diane R. Garrett	President and Chief Executive Officer (Principal Executive Officer) and Director
Diane R. Garrett

/s/ Stanton Rideout	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Stanton Rideout

/s/ Stephen Lang	Chairman
Stephen Lang

/s/ Sean Goodman	Director
Sean Goodman

/s/ Michael J. Harrison	Director
Michael James Harrison

/s/ David C. Naccarati	Director
David C. Naccarati

/s/ Thomas S. Weng	Director
Thomas S. Weng

/s/ Marni Wieshofer	Director
Marni Wieshofer