Form 10-Q
period 2024-03-31
HYCROFT MINING HOLDING CORP
filed 2024-05-07
CIK 1718405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to
Commission File No. 001-38387

HYCROFT MINING HOLDING CORPORATION
(Exact name of registrant as specified in its charter)

Delaware		82-2657796
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
P.O. Box 3030 Winnemucca, Nevada 89446
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

As of May 6, 2024, there were 23,063,716 shares of the Company’s common stock and no shares of the Company’s preferred stock issued and outstanding.

HYCROFT MINING HOLDING CORPORATION
Quarterly Report on Form 10-Q

ITEM I. FINANCIAL STATEMENTS

HYCROFT MINING HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
	(unaudited)
Assets:
Cash and cash equivalents	$57,566	$106,210
Prepaids and deposits – Note 3	3,993	3,326
Supplies inventories, net – Note 4	1,709	1,834
Income tax receivable	1,530	1,530
Interest receivable	466	667
Other receivable	200	—
Current assets	65,464	113,567
Property, plant, and equipment, net – Note 5	52,093	53,091
Restricted cash – Note 6	26,633	26,340
Assets held for sale – Note 7	7,148	7,148
Prepaids – Note 3	1,231	1,547
Total assets	$152,569	$201,693
Liabilities:
Asset retirement obligation	$3,517	$3,172
Accounts payable and accrued expenses – Note 8	1,690	1,631
Debt, net – Notes 9 and 21	130	2,330
Contract liabilities – Note 10	109	1,550
Other liabilities – Note 11	568	3,063
Current liabilities	6,014	11,746
Debt, net – Notes 9 and 21	116,410	142,617
Deferred gain on sale of royalty	29,839	29,839
Asset retirement obligation – Note 12	6,540	4,801
Warrant liabilities – Notes 13 and 20	21	26
Other liabilities – Note 11	—	8
Total liabilities	158,824	189,037
Commitments and contingencies – Note 23
Stockholders’ equity – Note 14
Common stock, $0.0001 par value; 1,400,000,000 shares authorized; 21,256,895 issued and outstanding at March 31, 2024, and 20,736,612 issued and outstanding at December 31, 2023, respectively	21	21
Additional paid-in capital	739,648	737,810
Accumulated deficit	(745,924)	(725,175)
Total stockholders’ (deficit) equity	(6,255)	12,656
Total liabilities and stockholders’ equity	$152,569	$201,693
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

HYCROFT MINING HOLDING CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Operating expenses:
Projects, exploration, and development	4,903	3,481
General and administrative	2,913	3,339
Mine site period costs – Note 2	2,584	3,809
Asset Retirement Obligation Adjustment	1,991	—
Depreciation and amortization – Note 2	616	718
Accretion – Note 12	232	186
Loss from operations	(13,239)	(11,533)
Other (expense) income:
Interest expense, including accelerated amortization of discount and issuance costs of $(6,871) – Note 9	(10,119)	(4,436)
Other income, net - Note 19	1,309	—
Interest income	1,295	1,938
Fair value adjustment to warrants – Notes 13 and 20	5	122
Net loss	$(20,749)	$(13,909)

Loss per share:
Basic – Note 17	$(1.00)	$(0.69)
Diluted – Note 17	$(1.00)	$(0.69)
Weighted average shares outstanding:
Basic – Note 17	20,811,602	20,027,065
Diluted – Note 17	20,811,602	20,027,065

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

HYCROFT MINING HOLDING CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows used in operating activities:
Net loss	$(20,749)	$(13,909)
Adjustments to reconcile net loss for the period to net cash used in operating activities:
Accelerated amortization of original issue discount and issuance costs – Note 9	6,871	—
Non-cash portion of interest expense – Note 9	2,744	2,963
Asset retirement obligation adjustments – Note 12	1,991	—
Stock-based compensation – Note 15	679	608
Depreciation and amortization – Notes 2 and 5	616	718
Accretion – Note 12	232	186
Loss on sale of equipment, net of commissions	132	—
Write-down of supplies inventories	12	—
Non-cash lease expense	(2)	—
(Gain) on fair value adjustment for warrant liabilities – Notes 13 and 20	(5)	(122)
Gain on non-refundable deposit - Note 19	(1,441)	—
Changes in operating assets and liabilities:
Interest receivable	201	(53)
Supplies inventories, net – Note 4	113	62
Accounts payable and accrued expenses – Note 8	59	(1,082)
Other receivable	(200)	2,771
Prepaids – Note 3	(351)	792
Other liabilities – Note 11	(2,635)	(1,752)
Net cash used in operating activities	(11,733)	(8,818)
Cash flows provided by (used in) investing activities:
Proceeds from sale of equipment	270	—
Additions to property, plant, and equipment	(25)	(271)
Net cash provided by (used in) by investing activities	245	(271)
Cash flows provided by (used in) financing activities:
Proceeds from issuance of common stock, net of issuance costs – Note 14	1,160	—
Principal payments on notes payable	(32)	(32)
Principal payments on debt - Note 9	(37,991)	(550)
Net cash used in financing activities	(36,863)	(582)
Net decrease in cash, cash equivalents, and restricted cash	(48,351)	(9,671)
Cash, cash equivalents, and restricted cash, beginning of period	132,550	175,966
Cash, cash equivalents, and restricted cash, end of period	$84,199	$166,295
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$57,566	$131,987
Restricted cash	26,633	34,308
Total cash, cash equivalents, and restricted cash	$84,199	$166,295

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

HYCROFT MINING HOLDING CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2023	20,027,065	$20	$733,437	$(670,151)	$63,306
Stock-based compensation costs	—	—	608	—	608
5-Year Private Warrants transferred to 5-Year Public Warrants	—	—	531	—	531
Net loss	—	—	—	(13,909)	(13,909)
Balance at March 31, 2023	20,027,065	$20	$734,576	$(684,060)	$50,536

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ (Deficit)
	Shares	Amount
Balance at January 1, 2024	20,736,612	$21	$737,810	$(725,175)	$12,656
Issuance of common stock and warrants – Note 14	517,688	—	1,160	—	1,160
Stock-based compensation costs	—	—	678	—	678
Vesting of restricted stock units	2,595	—	—	—	—
Net loss	—	—	—	(20,749)	(20,749)
Balance at March 31, 2024	21,256,895	$21	$739,648	$(745,924)	$(6,255)
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
1. Company Overview
Hycroft Mining Holding Corporation and its subsidiaries (collectively, “Hycroft”, the “Company”, “we”, “us”, “our”, “it”, or “HYMC”) is a U.S.-based gold and silver company that is focused on exploring and developing the Hycroft Mine in a safe, environmentally responsible, and cost-effective manner. The Hycroft Mine is located in the State of Nevada.
The Company restarted pre-commercial scale open pit mining operations at the Hycroft Mine during the second quarter of 2019 and began producing and selling gold and silver during the third quarter of 2019. The Company operated the Hycroft Mine until November 2021, when it discontinued active mining operations as a result of the then-current and expected ongoing cost pressures for many of the reagents and consumables used at the Hycroft Mine and to further determine the most effective processing method for the sulfide ore. In March 2023, the Company, along with its third-party consultants, completed and filed the Hycroft Property Initial Assessment Technical Report Summary Humboldt and Pershing Counties, Nevada (“2023 Hycroft TRS”) that included a mineral resource estimate utilizing a pressure oxidation (“POX”) process for sulfide mineralization and heap leaching process for oxide and transition mineralization.The Company is focusing on exploration drilling and data analyses, completing technical studies, conducting trade-off studies and alternative analyses for determining the optimal process flow sheet for processing sulfide ores and recovering gold and silver, and maintaining the Hycroft Mine.

Beginning in the fourth quarter of 2023, the Company again began accessing its at-the-market public offering program (“ATM Program”). During the three months ended March 31, 2024, the Company sold 517,688 shares of common stock for aggregate gross proceeds, before commissions and offering expenses, of $1.2 million. As of March 31, 2024 and December 31, 2023, there were $14.8 million and $360.3 million, respectively, gross sales price of common stock available for issuance under the ATM Program. The net proceeds from the ATM Program have been, and are expected to be, used for general corporate purposes, which may include the repayment, refinancing, redemption, or repurchase of existing indebtedness, exploration, working capital, or capital expenditures and other investments.
2. Summary of Significant Accounting Policies
Basis of presentation
These Unaudited Condensed Consolidated Financial Statements (“Financial Statements”) of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, these Financial Statements do not include all information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. These Financial Statements should be read in conjunction with the Company’s Audited Consolidated Financial Statements and the notes thereto (the “Notes”) as of and for the year ended December 31, 2023 (the “2023 Audited Financial Statements”), filed as a part of the Company’s annual report on Form 10-K filed with the SEC on March 14, 2024. The Company continues to follow the accounting policies set forth in the 2023 Audited Financial Statements, with updates discussed below. In the opinion of management, the accompanying Financial Statements include all adjustments that are necessary for a fair presentation of the Company’s interim financial position, operating results, and cash flows for the periods presented.
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
New accounting pronouncements not yet adopted
In March 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2024-02, Codification Improvements—Amendments to Remove References to the Concepts Statements. The amendments are considered to be codification improvements only and therefore are not expected to significantly affect current accounting practice. The guidance is to clarify guidance, simplify wording or structure of guidance, and other minor improvements. The new guidance is

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact that adopting this update will have on its Financial Statements and related disclosures.

Impairment of long-lived assets
The Company’s long-lived assets consist of Note 5 – Plant and Equipment, Net. The Company routinely reviews and evaluates its long-lived assets for impairment to ensure there are no new events or changes in circumstances that would indicate that the related carrying amounts may not be recoverable. Events that may trigger a test for recoverability include, but are not limited to, significant adverse changes to projected Revenues, costs, or future expansion plans or changes to federal and state regulations (with which the Company must comply) that may adversely impact the Company’s current or future operations. An impairment is determined to exist if the total projected future cash flows on an undiscounted basis are less than the carrying amount of a long-lived asset group. An impairment loss is measured and recorded based on the excess carrying value of the impaired long-lived asset group over fair value.

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
During the three months ended March 31, 2024, the Company completed its evaluation and determined no impairment was necessary.

3. Prepaids and Deposits
The following table provides the components of current and non-current Prepaids and deposits (in thousands):

	March 31, 2024	December 31, 2023
Current prepaids and deposits:
Prepaids:
Insurance	$2,541	$1,631
Mining claims fees and permit fees	344	495
Prepaid taxes	262	—
Surety bond fees	214	643
License fees	201	280
Other	218	73
Deposits	213	204
Total	$3,993	$3,326

Non-current prepaids:
Insurance	$631	$947
Royalty – advance payment on Crofoot Royalty	$600	$600
Total	$1,231	$1,547

4. Supplies Inventories, Net
As of March 31, 2024 and December 31, 2023, Supplies inventories, net was $1.7 million and $1.8 million, respectively. The Company maintains inventory reserves to account for potential losses due to inventory obsolescence, damage, or other factors that could affect the value of its inventory.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
5. Property, Plant, and Equipment, Net
The following table provides the components of Property, plant, and equipment, net (in thousands):

	Depreciation Life or Method	March 31, 2024	December 31, 2023
Production leach pads	Units-of-production	$11,190	$11,190
Test leach pads	18 months	6,241	6,241
Process equipment	5 - 15 years	17,615	17,556
Buildings and leasehold improvements	10 years	9,419	9,419
Mine equipment	5 - 7 years	4,750	4,732
Vehicles	3 - 5 years	1,700	1,700
Furniture and office equipment	7 years	713	713
Mineral properties	Units-of-production	50	50
Construction in progress and other		35,052	35,504
		86,729	87,105
Less, accumulated depreciation and amortization		(34,636)	(34,014)
Total		$52,093	$53,091
Depreciation expense related to Property, plant, and equipment, net was $0.6 million for the three months ended March 31, 2024, and $0.7 million for the three months ended March 31, 2023.
6. Restricted Cash
The following table provides the components of Restricted cash (in thousands):

	March 31, 2024	December 31, 2023
Reclamation and other surety bond cash collateral	$26,580	$26,287
Credit card collateral	53	53
Total	$26,633	$26,340
As of March 31, 2024 and December 31, 2023, the Company’s surface management surety bonds totaled $58.7 million, of which $58.3 million secured the financial assurance requirements for the Hycroft Mine. The remaining portion is related to the financial assurance requirements for the adjacent water supply well field and exploration. Events or circumstances that would necessitate the guarantor’s performance include a deteriorating financial condition or a breach of contract. Periodically, the Company may need to provide collateral to support these instruments. When the specified requirements are met, the party holding the related instrument cancels and/or returns it to the issuing entity. The Company is confident that it currently complies with all relevant bonding obligations and expects to meet future bonding requirements through existing methods or alternative solutions as they arise.
During the three months ended March 31, 2024 and March 31, 2023, the Company earned $0.3 million and $0.3 million, respectively, Interest income on a portion of its cash collateral. Interest received on cash collateral balances is restricted as to its use and is included as an increase to Restricted cash with a corresponding recognition of Interest income when earned.
7. Assets Held For Sale
As of March 31, 2024 and December 31, 2023, the Company’s Assets held for sale was comprised of equipment not-in-use of $7.1 million.
In August 2022 and with a subsequent amendment, the Company entered into an Equipment Purchase Agreement to sell a total of $13.6 million of equipment. In connection with entry into the Equipment Purchase Agreement, the Company received $1.6 million in nonrefundable deposit payments. Effective March 1, 2024, the buyer terminated a portion of the Equipment Purchase Agreement related to one ball mill and one semi-autogenous (“SAG”) mill. In accordance with Topic 606, Revenue

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
from Contracts with Customers, because the sale did not materialize, $1.4 million was recognized as Other income in the first quarter of 2024. The remaining $0.1 million in nonrefundable deposit payments have been included in Contract liabilities. See Note 10 – Contract Liabilities for additional details.

8. Accounts Payable and Accrued Expenses
As of March 31, 2024 and December 31, 2023, Accounts payable and accrued expenses were $1.7 million and $1.6 million, respectively.

9. Debt, Net
Second Amendment to the Second A&R Agreement
On July 1, 2023, the Company entered into the Second Amendment to the Second A&R Agreement, by and between the Company, Sprott Private Resource Lending II (Collector), LP (the “Lender”), the Lender, Sprott Resource Lending Corp. (“Arranger” and together with the Lender, the “Sprott Parties”), and certain subsidiaries of the Company as guarantors. The Second Amendment to the Second A&R Agreement amends the Second A&R Agreement dated March 30, 2022, which in turn amended the Amended and Restated Credit Agreement, dated as of May 29, 2020 (as amended, restated, supplemented or otherwise modified from time to time, the Sprott Credit Agreement.

The Second Amendment to the Second A&R Agreement: (i) corrects a cross-reference error; and (ii) implements a replacement of LIBOR with three-month Secured Overnight Financing Rate (“SOFR”) effective July 1, 2023.
Voluntary partial prepayment
On January 5, 2024, the Company voluntarily pre-paid $34.7 million of the first lien loan, along with $3.3 million for the additional interest balance, totaling $38.0 million with a remaining outstanding balance of $15.0 million. As a result of this payment, the applicable margin was reduced by 100 basis points through the final payment.
Debt covenants
The Company’s debt agreements contain representations and warranties, events of default, restrictions and limitations, reporting requirements, and covenants that are customary for agreements of these types.
As of March 31, 2024, the Company was in compliance with all financial covenants under its debt agreements.
Debt balances
The following table summarizes the components of Debt, net (in thousands):

	March 31, 2024	December 31, 2023
Debt, net, current:
Sprott Credit Agreement	$—	$2,200
Notes payable	130	130
Total	$130	$2,330

Debt, net, non-current:
Sprott Credit Agreement, net of original issue discount of $2.4 million as of March 31, 2024, and $8.3 million as of December 31, 2023, net of amortization	$12,643	$42,530
Subordinated Notes	104,180	101,639
Notes payable	43	76
Less, debt issuance costs	(456)	(1,628)
Total	$116,410	$142,617

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
The following table summarizes the Company’s contractual payments of Debt, net, including current maturities, for the five years subsequent to March 31, 2024 (in thousands):

2024	98
2025	54
2026	22
2027	119,180
2028	—
Sub-total	119,353
Less, original issue discount, net of accumulated amortization of $17,973	(2,357)
Less, debt issuance costs, net of accumulated amortization of $4,431	(456)
Total debt, net	$116,540
Interest expense
The following table summarizes the components of recorded Interest expense (in thousands):

	Three Months Ended March 31,
	2024	2023
Sprott Credit Agreement(1)	$502	$1,471
Subordinated Notes(2)	2,541	2,299
Amortization of original issue discount(3)	158	549
Amortization of debt issuance costs(3)	46	115
Other interest expense	1	2
Accelerated amortization of original issue discount and issuance costs (4)	6,871	—
Total	$10,119	$4,436
(1)The Sprott Credit Agreement bears interest monthly at a floating rate of SOFR plus 6.0% and the current effective interest rate is 18.1% including amortization.
(2)The Subordinated Notes bear interest at 10.0% per annum (non-cash), payable in-kind on a quarterly basis.
(3)The effective interest rate for the amortization of the discount and issuance costs as of March 31, 2024 was 1.6%.
(4)On January 5, 2024, the Company voluntarily prepaid $38.0 million of its first lien debt, and the Company charged Interest expense $6.9 million for accelerated amortization of original issue discount and issuance costs associated with the prepayment.
10. Contract Liabilities
As of March 31, 2024 and December 31, 2023, Contract liabilities were $0.1 million and $1.6 million, respectively. As of December 31, 2023, the Company had received non-refundable deposit payments totaling $1.6 million in accordance with the Equipment Purchase Agreement for one SAG mill, one ball mill, and one sub-station transformer. Partial cancellation of the agreement was received on March 1, 2024, with $1.4 million of the deposit recognized as Other income during the quarter. See Note 7 – Assets Held For Sale for additional details.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
11. Other Liabilities
The following table summarizes the components of Other liabilities (in thousands):

	March 31, 2024	December 31, 2023
Other liabilities, current:
Accrued compensation	$504	$3,000
Accrued directors fees	39	38
Operating lease liability	25	25
Total	$568	$3,063

Other liabilities, non-current
Operating lease liability	$—	$8
12. Asset Retirement Obligation
The following table summarizes changes in the Company’s Asset retirement obligation (“ARO”) (in thousands):

	March 31, 2024	December 31, 2023
Balance, beginning of period	$7,973	$10,302
Accretion	232	1,087
Spending	(139)	(529)
Change in estimates	1,991	(2,887)
Balance, end of period	$10,057	$7,973

Current	$3,517	$3,172
Non-Current	$6,540	$4,801
During the three months ended March 31, 2024, the Company recognized a change in estimate to reflect both a revised engineering design change required by the Nevada Department of Environmental Protection for impervious cover placement on the Crofoot Heap Leach Pad, and a change in timing to begin the work in 2025 and complete it by the end of 2027. In accordance with the change in estimate, the Company recorded an expense of $2.0 million as the Company does not have mineral reserves, and accordingly, all costs are expensed until such time that it declares mineral reserves.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
13. Warrant Liabilities
5-Year Private Warrants
The Company’s outstanding warrant liabilities include 5-Year Private Warrants. The 5-Year Private Warrants cannot be redeemed and can be exercised on a cashless basis if the 5-Year Private Warrants are held by the initial purchasers or their permitted transferees. If the 5-Year Private Warrants are transferred to someone other than the initial purchasers or their permitted transferees, such warrants become redeemable by the Company under substantially the same terms as the 5-Year Public Warrants. Since the original issue of private warrants, 9,374,578 warrants have been transferred from 5-Year Private Warrants and become 5-Year Public Warrants. During the three months ended March 31, 2024 and 2023, transfers from 5-Year Private Warrants to 5-Year Public Warrants totaled Nil and 6,176,794, respectively.
The following tables summarize the Company’s 5-Year Private Warrants (in thousands, except warrant amounts):

Balance at		Fair Value		Transfers to		Balance at
December 31, 2022		Adjustments(1)		5-Year Public Warrants		March 31, 2023
Warrants	Amount	Warrants	Amount	Warrants	Amount	Warrants	Amount
9,126,515	$786	—	$(122)	(6,176,794)	$(531)	2,949,721	$133

Balance at		Fair Value		Balance at
December 31, 2023		Adjustments(1)		March 31, 2024
Warrants	Amount	Warrants	Amount	Warrants	Amount
865,422	$26	—	$(5)	865,422	$21
(1)Liability classified warrants are subject to fair value remeasurement at each balance sheet date in accordance with FASB Accounting Standard Codification (ASC) Topic 815-40, Contracts on Entity’s Own Equity. As a result, fair value adjustments related exclusively to the Company’s liability classified warrants. See Note 20 – Fair Value Measurements for further detail on the fair value of the Company’s liability classified warrants.
The following table summarizes additional information on the Company’s 5-Year Private Warrants as of March 31, 2024:

Exercise Price	Exercise Period	Expiration Date	Warrants Outstanding
$11.50	5 years	May 29, 2025	865,422

14. Stockholders’ Equity
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
On June 2, 2023, the Company filed a prospectus supplement reactivating the ATM Program and updating the amount of shares that the Company may sell through the ATM Program to an aggregate offering price of up to $361.4 million. On November 17, 2023, the Company again began accessing the ATM Program, and as of December 31, 2023, sold an additional 523,328 shares of common stock for aggregate gross proceeds, before commissions and offering expenses, of $1.1 million.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
On March 19, 2024, the Company filed a prospectus supplement subject to Instruction I.B.6. to Form S-3, which is referred to as the baby shelf rule. Pursuant to the baby shelf rule, as long as the Company’s public float is less than $75.0 million, it may not sell more than the equivalent of one-third of its public float during any 12 consecutive months. The prospectus supplement updated the remaining amount of shares that the Company may sell through the ATM Program to an aggregate offering price of up to $15.3 million. During the three months ended March 31, 2024, the Company sold 517,688 shares of common stock for aggregate gross proceeds, before commissions and offering expenses, of $1.2 million.

As of March 31, 2024 and December 31, 2023, there were $14.8 million and $360.3 million, respectively, gross sales price of common stock available for issuance under the ATM Program. The net proceeds from the ATM Program have been, and are expected to be used for general corporate purposes, which may include the repayment, refinancing, redemption, or repurchase of existing indebtedness, exploration, working capital, or capital expenditures and other investments.

On April 11, 2024, the Company’s public float exceeded the $75.0 million baby shelf threshold, and thus, the Company is no longer subject to its limitations.

Equity Classified Warrants
The following tables summarize the Company’s outstanding equity classified warrants included in Additional paid-in capital on the Condensed Consolidated Balance Sheets (in thousands, except warrant amounts):

	Balance at December 31, 2023		Warrant Issuances		Transfers from 5-Year Private Warrants		Balance at March 31, 2024
	Warrants	Amount	Warrants	Amount	Warrants	Amount	Warrants	Amount
5-Year Public Warrants	33,424,476	$29,539	—	$—	—	$—	33,424,476	$29,539
Public Offering Warrants	9,583,334	12,938	—	—	—	—	9,583,334	12,938
Private Placement Offering Warrants	46,816,480	25,604			—	—	46,816,480	25,604
Total	89,824,290	$68,081	—	$—	—	$—	89,824,290	$68,081

	Balance at December 31, 2022		Transfers from 5-Year Private Warrants(1)		Balance at March 31, 2023

	Warrants	Amount	Warrants	Amount	Warrants	Amount
5-Year Public Warrants	25,163,383	$28,954	6,176,794	$531	31,340,177	$29,485
Public Offering Warrants	9,583,334	12,938	—	—	9,583,334	12,938
Private Placement Offering Warrants	46,816,480	25,604	—	—	46,816,480	25,604
Total	81,563,197	$67,496	6,176,794	$531	87,739,991	$68,027
(1)On November 14, 2023, the Company effectuated a 1-for-10 reverse stock split, after which 10 warrants were required to purchase one share of common stock.
The following table summarizes additional information on the Company’s outstanding warrants as of March 31, 2024:

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

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
15. Stock-Based Compensation
HYMC 2020 Performance and Incentive Pay Plan (“PIPP”)
On June 2, 2022, the Company’s stockholders approved an amendment to the PIPP that increased the number of authorized shares of common stock available for issuance by 12.0 million shares of common stock. As a result, 1,450,800 shares are authorized for issuance under the PIPP after adjusting for the 1-for-10 reverse stock split. As of March 31, 2024, all awards granted under the PIPP were in the form of restricted stock units to employees, directors, or consultants of the Company. As of March 31, 2024, there were 482,071 shares available for issuance under the PIPP.

The following table summarizes the Company’s unvested share awards outstanding under the PIPP after adjusting for the 1-for-10 reverse stock split:

	Three Months Ended March 31,
	2024	2023
Unvested at beginning of year	607,099	354,715
Granted	—	—
Canceled/forfeited	—	(6,282)
Vested	(9,443)	(9,165)
Unvested end of period(1)	597,656	339,267

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

The Company incurred Nil net income tax expense or benefit for the three months ended March 31, 2024 and 2023. The effective tax rate for the three months ended March 31, 2024 and 2023 was Nil and Nil, respectively. The effective tax rate differed from the statutory rate during each period primarily due to changes in the valuation allowance established to offset net deferred tax assets.

17. Loss Per Share
The table below summarizes the Company’s basic and diluted loss per share calculations (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2024	2023
Net loss	$(20,749)	$(13,909)

Weighted average shares outstanding (1)
Basic	20,811,602	20,027,065
Diluted	20,811,602	20,027,065

Basic loss per common share (1)	$(1.00)	$(0.69)
Diluted loss per common share (1)	$(1.00)	$(0.69)
(1) Shares and per common share amounts have been adjusted to reflect the 1-for-10 reverse stock split effected November 14, 2023

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period.
Due to the Company’s net loss during the three months ended March 31, 2024 and 2023, respectively, there was no dilutive effect of common stock equivalents because the effects of such would have been anti-dilutive. The following table summarizes the shares excluded from the weighted average number of shares of common stock outstanding, as the impact would be anti-dilutive (in thousands):

	March 31,
	2024	2023
Shares upon exercise of warrants (1 for 2023 only)	9,069	9,069
Restricted stock units	598	339
Total	9,667	9,408
(1) 2023 shares and restricted stock units have been adjusted to reflect the 1-for-10 reverse stock split effected November 14, 2023.
After the reverse stock split, 10 warrants are required to purchase one share of common stock.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
18. Segment Information
The Company’s reportable segments are comprised of operating units that have revenues, earnings or losses, or assets exceeding 10% of the respective consolidated totals, and are consistent with the Company’s management reporting structure. Each segment is reviewed by the executive decision-making group to make decisions about allocating the Company’s resources and to assess its performance. The tables below summarize the Company’s segment information (in thousands):

	Three months ended March 31, 2024
	Hycroft Mine	Corporate and Other	Total

Operating costs	$10,326	$2,913	$13,239
Loss from operations	(10,326)	(2,913)	(13,239)
Other income	1,309	—	1,309
Interest expense – Note 9	(1)	(10,118)	(10,119)
Interest income	455	840	1,295
Fair value adjustment to warrants – Notes 13 and 20	—	5	5
Loss before income taxes	$(8,563)	$(12,186)	$(20,749)
Income tax benefit	—	—	—
Net loss	$(8,563)	$(12,186)	$(20,749)

	Three months ended March 31, 2023
	Hycroft Mine	Corporate and Other	Total

Operating costs	8,194	3,339	11,533
Loss from operations	(8,194)	(3,339)	(11,533)
Interest expense – Note 9	—	(4,436)	(4,436)
Fair value adjustments to warrants – Notes 13 and 20	—	122	122
Interest income	464	1,474	1,938
Loss before income taxes	$(7,730)	$(6,179)	$(13,909)
Income tax benefit	—	—	—
Net loss	$(7,730)	$(6,179)	$(13,909)

	March 31, 2024			December 31, 2023
	Hycroft Mine	Corporate and Other	Total	Hycroft Mine	Corporate and Other	Total
Total Assets	$56,947	$95,622	$152,569	$66,129	$135,564	$201,693

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
19. Other Income (Expense)
The table below summarizes the components reported in Other Income / (Expense) (in thousands):

	Three months ended March 31,
	2024	2023
Other Income (Expense)
Income from non-refundable deposit	$1,441	$—
Loss on sale of equipment	(132)	—
Total	$1,309	$—

20. Fair Value Measurements
Recurring fair value measurements
The following table sets forth by level within the fair value hierarchy, the Company’s liabilities measured at fair value on a recurring basis (in thousands).

	Hierarchy Level	March 31, 2024	December 31, 2023
5-Year Private Warrants	2	$21	$26
The 5-Year Private Warrants are valued using a Black-Scholes model that requires a variety of inputs, including the Company's stock price, the strike price of the 5-Year Private Warrants, the risk-free rate, and the implied volatility. The terms of the 5-Year Private Warrants are identical to the terms of the 5-Year Public Warrants except that the 5-Year Private Warrants, while held by certain holders or their permitted transferees, are precluded from mandatory redemption and are entitled to be exercised on a “cashless basis” at the holder’s election. The implied volatility used in the Black-Scholes model is calculated using a Generalized AutoRegressive Conditional Heteroskedasticity model of the 5-Year Public Warrants that factors in the restrictive redemption and cashless exercise features of the 5-Year Private Warrants. The Company updates the fair value calculation on at least a quarterly basis, or more frequently if changes in circumstances and assumptions indicate a change from the existing carrying value.

Items disclosed at fair value
The Sprott Credit Agreement and the Subordinated Notes are privately held and, as such, there is no public market or trading information available for such debt instruments. As of March 31, 2024 and December 31, 2023, the fair value of the Company’s debt instruments was $101.7 million and $149.2 million, respectively, compared to the carrying value of $116.8 million and $144.9 million as of March 31, 2024 and December 31, 2023, respectively. The fair value of the principal of the Company’s debt instruments, including capitalized interest, was estimated using a market approach in which pricing information for publicly traded, non-convertible debt instruments with speculative ratings was analyzed to derive a mean trading multiple to apply to the March 31, 2024 balances.

21. Supplemental Cash Flow Information
The following table provides supplemental cash flow information (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash interest paid	$502	$1,473
Increase in debt from in-kind interest	2,541	2,299

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
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
The Company expenses legal fees and other costs associated with legal proceedings as incurred. The Company assessed, in conjunction with its legal counsel, the need to record a liability related to the Complaints and determined that a loss was not probable nor reasonably estimable. Litigation accruals are recorded when, and if, it is determined that a loss related matter is both probable and reasonably estimable. Material loss contingencies that are reasonably possible of occurrence, if any, are subject to disclosure. No losses have been recorded during the three months ended March 31, 2024 and 2023 with respect to litigation or loss contingencies.
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
Financial commitments and contingencies not recorded in the Financial Statements
As of March 31, 2024 and December 31, 2023, the Company’s off-balance sheet arrangements consisted of a net smelter royalty arrangement and a net profit royalty arrangement.
Crofoot Royalty
A portion of the Hycroft Mine is subject to a payment of 4% net profit royalty to the previous owner of certain patented and unpatented mining claims (“Crofoot Royalty”). The mining lease also requires an annual advance payment of $120,000 every year mining occurs on the leased claims. All advance annual payments are credited against the future payments due under the 4% net profit royalty. An additional payment of $120,000 is required for each year the total tons mined on the leased claims exceeds 5.0 million tons. As the Company ceased mining operations in November 2021, the Company was not required to pay the annual advance payment of $120,000 in 2024, 2023 or 2022. The total payments due under the mining lease are capped at $7.6 million, of which the Company has paid $3.3 million, including $0.6 million of advanced annual payments in Prepaids in the Unaudited Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
Sprott Royalty
Pursuant to the Royalty Agreement with Sprott Private Resource Lending II (CO) Inc. in which the Company received cash consideration in the amount of $30.0 million, the Company granted a perpetual royalty equal to 1.5% of the net smelter returns from the Hycroft Mine, payable monthly (“Sprott Royalty Agreement”). The royalty is accounted for as a deferred gain liability. Net smelter returns for any given month are calculated as Monthly Production multiplied by the Monthly Average Gold Price and the Monthly Average Silver Price, minus Allowable Deductions, as such terms are defined in the Sprott Royalty Agreement. The Company is required to remit royalty payments to the payee free and clear and without any present or future deduction, withholding, charge or levy on account of taxes, except Excluded Taxes as such term is defined in the Sprott Royalty Agreement.
At both March 31, 2024 and December 31, 2023, the estimated net present value of the Sprott Royalty Agreement was $146.7 million. The net present value of the Sprott Royalty Agreement was modeled using the following level 3 inputs: (i) market consensus inputs for future gold and silver prices; (ii) a precious metals industry consensus discount rate of 5.0%; and (iii) estimates of the Hycroft Mine’s life-of-mine gold and silver production volumes and timing.

23. Related Party Transactions
As of March 31, 2024, Ausenco Engineering South USA, Inc. (“Ausenco”) and American Multi-Cinema, Inc. (“AMC”) were considered related parties. The Company’s President and Chief Executive Officer is currently a non-executive director for Ausenco’s parent company Board of Directors. Additionally, an AMC representative serves on the Company’s Board of Directors. During the three months ended March 31, 2024, the Company paid an aggregate of $0.3 million to Ausenco to prepare the 2023 Hycroft TRS and AMC for director fees. During the three months ended March 31, 2023, the Company paid an aggregate of $0.1 million to Ausenco to prepare the 2023 Hycroft TRS and AMC for director fees. As of March 31, 2024, AMC is entitled to receive 12,721 shares of common stock upon the future vesting of restricted stock units.

24. Employee Benefit Plans
The Hycroft Mining Corporation 401(k) Plan (the “401(k) Plan”) is a defined contribution plan available to all employees of the Company upon their date of hire. The 401(k) Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended, and Section 401(k) of the Internal Revenue Code of 1986, as amended. Administration fees of the 401(k) Plan are paid by the Company. The assets of the 401(k) Plan are held and the related investments are executed by the 401(k) Plan’s trustee.
Participants in the 401(k) Plan exercise control and direct the investment of their contributions and account balances among various investment alternatives. The Company matches a percentage of employee deferrals to the 401(k) Plan up to certain limits. For the periods ended March 31, 2024 and March 31, 2023, the Company’s matching contributions totaled $0.3 million and $0.3 million, respectively.

25. Subsequent Events
Effective April 5, 2024, the buyer that Hycroft had entered into an Equipment Purchase Agreement with terminated the remaining portion of the agreement. At the time of final termination of the agreement, the Company’s outstanding balance related to the Equipment Purchase Agreement was $0.1 million of nonrefundable deposits. In accordance with Topic 606, Revenue from Contracts with Customers, because the sale did not materialize, the $0.1 million of nonrefundable deposit payments will be recognized as Other income in the second quarter of 2024.

Since the end of the first quarter of 2024, and as of May 6, 2024, the Company has sold an additional 1,691,055 shares of common stock for aggregate gross proceeds, before commissions and offering expenses of $6.4 million through the ATM Program.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion, which has been prepared based on information available to us as of May 6, 2024, provides information we believe is relevant to an assessment and understanding of our consolidated operating results and financial condition. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements for the three months ended March 31, 2024 (the “Financial Statements”) and the notes thereto (the “Notes”) included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2024, as well as our other reports filed with the Securities Exchange Commission (“SEC”) from time to time, including, but not limited to, our Annual Report on Form 10-K for the year ended December 31, 2023. Terms not defined herein have the same meaning defined in the Financial Statements and the Notes.
Introduction to the Company
We are a U.S.-based gold and silver exploration and development company that owns the Hycroft Mine in Nevada, USA. We are focused on exploring the Hycroft Mine’s claims comprising approximately 64,000 acres, and developing the Hycroft Mine in a safe, environmentally responsible, and cost-effective manner. We ceased mining activities in November 2021, and as of December 31, 2022, we completed processing of gold and silver ore previously placed on leach pads. We do not expect to generate revenues from gold and silver sales until after completing the technical work and recommencing mining operations.

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
We reported no lost time incidents during the first quarter of 2024 and continue to operate in excess of one million workhours without a lost time incident. The Hycroft Mine’s total recordable injury frequency rate (“TRIFR”) for the trailing 12 months, which includes other reportable incidents, is one of the metrics we use to assess safety performance, and it is well below industry averages and significantly below pre-2021 historical levels experienced at the Hycroft Mine. During the first three months of 2024, we continued our critical focus on safety, including allocating personnel, resources, workforce time, and communications to operate safely. These actions contributed to maintaining our TRIFR of Nil (0.00) at March 31, 2024 and December 31, 2023. We will continue to evolve our safety efforts as needed to keep our workforce, contractors, and visitors safe.

Executive Summary
During the first quarter of 2024, the Company continued its exploration drill program, completed portions of the metallurgical and variability test work, and continued to analyze new drill assay data and information received in the period. The ongoing metallurgical and variability test work continues to follow up on the March 2023 Hycroft Property Initial Assessment Technical Report Summary Humboldt and Pershing Counties, Nevada (“2023 Hycroft TRS”) that was completed utilizing a conventional crushing, grinding, and flotation circuit that generates a concentrate to be fed to a pressure oxidation (“POX”) autoclave facility commonly used for refractory gold ores. The Company also focused on improving its balance sheet primarily by reducing debt, and on January 5, 2024, the Company voluntarily pre-paid $38 million of the senior secured debt with Sprott Resource Lending.

Recent Developments
2024 exploration drilling

In February 2024, the Company launched its 2024 exploration drill program (“the “2024 Drill Program”), to follow up on the high-grade underground silver discovery announced in November 2023. The 2023 drilling reflected significant high-grade silver mineralization that has continuity with historical drilling along trends not previously identified. The objective of the 2024 Drill Program is to define the structural framework of these new trends and identify target areas that have not been drilled to establish continuity of the two high-grade silver trends. The 2024 Exploration Program currently includes approximately 5,200 meters of core drilling with the flexibility to expand the program.

Metallurgical and variability test work
During the three months ended March 31, 2024, the Company completed a substantial portion of the metallurgical and flotation variability test work necessary for designing a sulfide milling operation. The Company has also been engaged in trade-off studies and alternatives analyses to optimize the development plan for the Hycroft Mine to build, mine and process gold and silver from sulfide ore that yields the best economic return for shareholders. Through this work, the Company identified that roasting the sulfide ore has the potential to generate by-product sulfuric acid revenue that may create significant economic benefits for the project. Sulfuric acid has several commercial uses including in the production of lithium from sedimentary style deposits, of which there are five such projects in Nevada in addition to other locations. The preliminary internal work indicates Hycroft could produce a significant quantity of by-product sulfuric acid and potentially generate significant revenues in addition to the gold and silver. There is also the potential to co-generate “green” electricity as part of the roasting process. Due to the potential by-product revenues opportunities, the Company has initiated additional metallurgical studies to determine if utilizing roasting technology instead of pressure oxidation technology would deliver superior economics for the Hycroft Mine.

2024 Outlook
The Company’s current plan is to operate safely as it continues exploration drilling and data analyses, completing technical studies, conducting trade-off studies and alternatives analyses for determining the optimal process flow sheet for processing sulfide ores and recovering gold and silver, and maintaining the Hycroft Mine. The Company continues to evaluate various process alternatives to economically improve gold and silver recoveries while developing potential additional by-product revenue streams. The trade-off studies and alternatives analyses include different grinding methods, various flotation cell configurations, sulfide conversion through pressure oxidation and roasting, and process flow sheet development. This additional work is expected to be completed over the coming months and as a result, the Company will provide updates on the anticipated timing of the process flow sheet and the associated technical report as information becomes available.

Results of Operations
Projects, exploration, and development

During the three months ended March 31, 2024, Projects, exploration, and development costs totaled $4.9 million compared to $3.5 million for the same period of 2023. Projects, exploration, and development costs were related to: (i) completing technical studies; (ii) conducting geological studies; (iii) oversight and project management; and (iv) exploration drilling, engineering, and metallurgical activities. The increase of $1.4 million during the three months ended March 31, 2024 was the result of ongoing assay results and analysis from Phase 2 of the Company’s 2022-2023 Exploration Program and initiating the 2024 Exploration Drilling program in February 2024.

General and administrative
During the three months ended March 31, 2024, General and administrative expenses totaled $2.9 million compared to $3.3 million during the same period of 2023. The decrease of $(0.4) million during the three months ended March 31, 2024, was primarily due to reduced spend on outside legal and accounting services and contractors.
.
Mine site period costs
During the three months ended March 31, 2024, Mine site period costs totaled $2.6 million compared to $3.8 million for the same period of 2023, primarily due to reduced activities year over year associated with the mine site. Mine site period costs include costs related to maintaining the Hycroft Mine, including environmental, maintenance and administration costs. Effective January 1, 2023, the Company began reporting amounts for Mine site period costs as Operating Expenses as this presentation aligns with how the business will be viewed and managed until such time that the Company further develops the Hycroft Mine and recommences mining operations.

Asset Retirement Obligation Adjustment
During the three months ended March 31, 2024, the Company recognized a change in estimate to reflect both a revised Engineering Design Change required by the Nevada Department of Environmental Protection for impervious cover placement on the Crofoot Heap Leach Pad, and a change in timing to commence work in 2025 and complete it by the end of 2027. In accordance with the change in estimate, the Company recorded an expense of $2.0 million as the Company does not have mineral reserves, and accordingly, all costs are expensed until such time that it declares mineral reserves.

During the three months ended March 31, 2023, the Company did not incur additional reclamation obligations associated with additional disturbances, other regulatory requirements, or changes in estimates.
Depreciation and amortization
Depreciation and amortization were $0.6 million and $0.7 million for the three months ended March 31, 2024, and March 31, 2023, respectively.
Accretion
The Company recorded $0.2 million and $0.2 million of Accretion for the three months ended March 31, 2024 and March 31, 2023, respectively, which related to the Company’s Asset retirement obligation and future reclamation costs. See Note 12 – Asset Retirement Obligation to the Notes to the Financial Statements for further detail.
Interest expense
As discussed in Note 9 – Debt, Net in the Notes to the Financial Statements, Interest expense totaled $10.1 million during the three months ended March 31, 2024, compared to $4.4 million during the same period in 2023. Included in Interest expense was $(6.9) million of accelerated amortization of original issue discount and issuance costs. On January 5, 2024, the Company voluntarily prepaid $38.0 million of its first lien debt. The original issue discount and issuance costs were expensed on a prorated basis in line with the prepaid amount of the debt.
The decrease of $5.7 million for the three months ended March 31, 2024 compared to the same period in 2023 was primarily due to the January 2024 voluntary prepayments the Company made on the first lien debt.
Other income, net
For the three months ended March 31, 2024, the Company recognized Other income of $1.3 million, compared to Nil for the three months ended March 31, 2023. The increase of $1.3 million included a $1.4 million gain on a non-refundable deposit (see Note 7 – Assets Held For Sale for more detail), partially offset by a loss of $(0.1) million on the sale of equipment.
Interest income
Interest income totaled $1.3 million for the three months ended March 31, 2024, compared to $1.9 million for the same period in 2023. In July 2022, the Company began investing the majority of its cash balances in AAAm rated U.S. Government Money Market Funds that are readily convertible to cash. These investments earned the Company $1.0 million and $1.5 million in interest during the three months ended March 31, 2024 and March 31, 2023, respectively. In addition, the Company earned $0.3 million on its Restricted cash during the three months ended March 31, 2024, as compared with $0.4 million for the same period in 2023.

Fair value adjustments to warrants

For the three months ended March 31, 2024, and March 31, 2023, the Fair value adjustments to warrants resulted in a non-cash gain of Nil and $0.1 million, respectively, as the market trading values of the publicly listed warrants decreased during the period.
Income taxes
The Company incurred Nil net income tax expense or benefit for three months ended March 31, 2024 and March 31, 2023.
For additional details, see Note 17 – Loss Per Share in the Notes to the Financial Statements.

Liquidity and Capital Resources
General
The Company’s Cash and cash equivalents at March 31, 2024, were $57.6 million, as compared with $106.2 million at December 31, 2023. As discussed in Note 14 – Stockholders’ Equity in the Notes to the Financial Statements, the Company raised cash through its at-the-market public offering program (“ATM Program”) as follows:
•On June 2, 2023, the Company filed a prospectus supplement reactivating the ATM Program and updating the amount of shares that the Company may sell through the ATM Program to an aggregate offering price of up to $361.4 million. On November 17, 2023, the Company again began accessing the ATM Program, and as of December 31, 2023, sold an additional 523,328 shares of common stock for aggregate gross proceeds, before commissions and offering expenses, of $1.1 million. As of December 31, 2023, there was common stock available for issuance under the ATM Program with an aggregate offering sales price of up to $360.3 million.

•On March 19, 2024, the Company filed a prospectus supplement subject to Instruction I.B.6. to Form S-3, which is referred to as the baby shelf rule. For so long as the Company’s public float is less than $75.0 million, it may not sell more than the equivalent of one-third of its public float during any 12 consecutive months pursuant to the baby shelf rules. The prospectus supplement updated the remaining amount of shares that the Company may sell through the ATM Program to an aggregate offering price of up to $15.3 million.

•In the first quarter of 2024, the Company continued to access the ATM Program, and as of March 31, 2024, sold an additional 517,688 shares of common stock for aggregate gross proceeds, before commissions and offering expenses of $1.2 million. As of March 31, 2024, there was common stock available for issuance under the ATM Program with an aggregate offering sales price of up to $14.8 million. On April 11, 2024, the Company’s public float exceeded the $75.0 million baby shelf threshold.

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
The Company’s future liquidity and capital resources management strategy entails a disciplined approach to monitor the timing and extent of any drilling, metallurgical and mineralogical studies while attempting to remain in a position that allows the Company to respond to changes in the business environment, such as a decrease in metal prices or lower than forecasted future cash flows, and changes in other factors beyond the Company’s control. The Company has undertaken efforts aimed at managing its liquidity and preserving its capital resources by, among other things: (i) monitoring metal prices and the impacts (near-term and future) they have on the business; (ii) ceasing open pit mining operations to reduce net cash outflows; (iii) reducing the size of the workforce to reflect the cessation of mining operations; (iv) controlling working capital and managing discretionary spending; (v) reviewing contractor usage and rental agreements for more economic options, including termination of certain agreements in accordance with their terms; (vi) decreasing Restricted Cash balances that collateralize bonds, as available; (vii) planning the timing and amounts of capital expenditures and costs for drilling, metallurgical and technical studies costs at the Hycroft Mine; and (viii) deferring such items that are not expected to benefit our near term operating plans. The Company has undertaken and continues to undertake additional efforts including: (i) monetizing non-core equipment and excess supplies inventories; (ii) selling uninstalled mills that are not expected to be needed for a future milling operation; and (iii) working with existing debt holders to adjust debt service requirements.
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

The following table summarizes projected sources of future liquidity, as recorded within the Financial Statements (in thousands):

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$57,566	$106,210
Other receivable	200	—
Income tax receivable	1,530	1,530
Assets held for sale, net of option payments received of $0.1 million and $1.6 million, respectively(1)	7,039	5,598
Total projected sources of future liquidity	$66,335	$113,338
(1)In August 2022, the Company entered into an Equipment Purchase Agreement to sell one ball mill and one SAG mill for consideration of $12.0 million. The agreement was amended in December 2022 to include a sub-station transformer for an additional amount of $1.6 million for a total amended equipment purchase price of $13.6 million, of which the company has received payments totaling $1.6 million. Effective March 1, 2024, the buyer terminated a portion of the Equipment Purchase Agreement and effective April 5, 2024, the entire Equipment Purchase Agreement was terminated. Because the sale did not materialize, $1.4 million of the nonrefundable deposit payments was recognized as Other income in the first quarter of 2024, $0.1 million of the nonrefundable deposit payments will be recognized as Other income in the second quarter of 2024, and the remaining $0.1 million in nonrefundable deposit payments have been included in Contract liabilities.

Three months ended March 31, 2024 compared to three months ended March 31, 2023
The following table summarizes sources and uses of cash for the following periods (in thousands):

	Three Months Ended March 31,
	2024	2023
Net loss	$(20,749)	$(13,909)
Net non-cash adjustments	11,829	4,353
Net change in operating assets and liabilities	(2,813)	738
Net cash used in operating activities	(11,733)	(8,818)
Net cash provided by (used in) investing activities	245	(271)
Net cash used in financing activities	(36,863)	(582)
Net decrease in cash	(48,351)	(9,671)
Cash, cash equivalents, and restricted cash, beginning of period	132,550	175,966
Cash, cash equivalents, and restricted cash, end of period	$84,199	$166,295

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	57,566	106,210
Restricted cash	$26,633	$26,340
Cash, cash equivalents, and restricted cash, end of period	$84,199	$166,295
Cash used in operating activities
During the three months ended March 31, 2024, the Company used $11.7 million of cash in operating activities primarily attributable to a net loss of $20.7 million, the cash impact of which was $8.9 million. There was a $2.8 million deficit to working capital and other, including cash used for Other liabilities of $2.6 million. The largest non-cash items included in net loss during the three months ended March 31, 2024, were Accelerated amortization of original issue discount and issuance costs of $6.9 million, non-cash interest expense of $2.7 million and non-cash ARO adjustments and accretion of $2.2 million.
During the three months ended March 31, 2023, the Company used $8.8 million of cash in operating activities primarily attributable to a net loss of $13.9 million, the cash impact of which was $9.5 million, and $0.7 million was provided by working capital, that included $2.8 million cash received on the collection of Accounts receivable as the Company collected its remaining receivables related to gold and silver sales during 2022 and an increase in Prepaids and deposits of $0.8 million, partially offset by cash used to reduce Other liabilities of $1.8 million and Accounts payable and accrued liabilities of $1.1 million. The largest non-cash item included in net loss during the three months ended March 31, 2023, was Non-cash portion of interest expense of $3.0 million.
Cash used in investing activities
During the three months ended March 31, 2024, investing activities generated cash of $0.2 million, comprised of Proceeds from sale of equipment of $0.3 million, partly offset by Additions to property, plant, and equipment of $0.1 million.

For the three months ended March 31, 2023, investing activities used cash of $0.3 million primarily to purchase equipment and patented mining claims.
Cash used in financing activities
During the three months ended March 31, 2024, financing activities used cash of $36.9 million that was primarily related to principal payments on debt and notes payable including the $38.0 million voluntary prepayment of the first lien debt..

During the three months ended March 31, 2023, financing activities used cash of $0.6 million that was primarily related to Principal payments on debt and Principal payments on notes payable of $0.6 million

Future capital and cash requirements
The following table provides the Company’s gross contractual cash obligations as of March 31, 2024, which are grouped in the same manner as they are classified in the Unaudited Condensed Consolidated Statement of Cash Flows in order to provide a better understanding of the nature of the obligations and to provide a basis for comparison to historical information. The Company believes that the following provides the most meaningful presentation of near-term obligations expected to be satisfied using current and available sources of liquidity (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating activities:
Sprott Royalty Agreement(1)	$241,199	$—	$—	$—	$241,199
Remediation and reclamation expenditures(2)	96,966	3,044	2,977	749	90,196
Interest payments(3)	75,327	1,766	3,822	69,739	—
Crofoot Royalty(4)	4,344	—	—	—	4,344
Financing activities:
Repayments of debt principal(5)	95,173	130	43	95,000	—
Total	$513,009	$4,940	$6,842	$165,488	$335,739
(1)The Company is required to pay a perpetual royalty equal to 1.5% of the net smelter returns from the Hycroft Mine (“Sprott Royalty Agreement”), payable monthly that also includes an additional amount for withholding taxes payable by the royalty holder. Amounts presented above incorporate mineral resource estimates as reported in the 2023 Hycroft TRS.
(2)Mining operations are subject to extensive environmental regulations in the jurisdictions in which they are conducted, and we are required, upon cessation of operations, to reclaim and remediate the lands that our operations have disturbed. The estimated undiscounted inflated cash outflows of these remediation and reclamation obligations are reflected here. In the above presentation, no offset has been applied for the $58.3 million of our reclamation bonds or for the $26.6 million of cash collateral for those bonds included in Restricted Cash.
(3)Interest payments consist of monthly payments under the Amended and Restated Credit Agreement (“Sprott Credit Agreement”) (as amended by the March 30, 2022 amended agreement (the “ Second A&R Agreement”) at the minimum interest rate of 7.5%, monthly interest payments for other debt, and paid in kind interest associated with the subordinated debt paid at maturity.
(4)The Company is required to pay a 4% net profit royalty (“Crofoot Royalty”), including advance royalty payments of $120,000 in any year where mining occurs on the Crofoot claims and an additional $120,000 if tons mined from the Crofoot claim blocks exceed 5.0 million tons. See Note 22 – Commitments and Contingencies in the Notes to the Financial Statements for additional information. Amounts shown represent the current estimates of cash payment timing using consensus pricing for gold and silver.
(5)Repayments of principal on debt consists of amounts due under the Sprott Credit Agreement (as amended by the Second A&R Agreement), the amendment to the 10% Senior Secured Notes and Note Exchange Agreement (“Subordinated Notes”), and notes payable for equipment purchases. Included in the repayment of the Sprott Credit Agreement is the $3.3 million fee that was capitalized as payable in-kind in connection with the Second A&R Agreement. Included in the repayment of the Subordinated Notes principal is interest that is payable in-kind and capitalized on a quarterly basis. See Note 9 – Debt, Net in the Notes to the Financial Statements for additional information.
Debt covenants
The Company’s debt agreements contain representations and warranties, events of default, restrictions and limitations, reporting requirements, and covenants that are customary for agreements of these types.
The Sprott Credit Agreement (as amended by the Second A&R Agreement and the Second Amendment to the Second A&R Agreement) contains covenants that, among other things, restrict or limit the ability of the Company to enter into encumbrances (other than Permitted Encumbrances), incur indebtedness (other than Permitted Indebtedness), dispose of its assets (other than Permitted Disposals), pay dividends, and purchase or redeem shares, as such terms are defined in the Sprott Credit Agreement (as amended by the Second A&R Agreement and the Second Amendment to the Second A&R Agreement). The Sprott Credit Agreement (as amended by the Second A&R Agreement and the Second Amendment to the Second A&R Agreement) requires the Company to ensure that, at all times, both its Working Capital and Unrestricted Cash are at least $15.0 million, as such terms are defined in the Sprott Credit Agreement (as amended by the Second A&R Agreement and the Second Amendment to the Second A&R Agreement), and that at least every six months the Company demonstrates its ability to repay and meet all present and future obligations as they become due with a financial model that uses consensus gold prices discounted by 5.0%. The Subordinated Notes include customary events of default, including those relating to a failure to pay principal or interest, a breach of a covenant, representation or warranty, a cross-default to other indebtedness, and non-compliance with security documents. As of March 31, 2024, the Company was in compliance with all covenants under its debt agreements.
On March 9, 2023, the Company entered into a letter agreement (the “Waiver and Amendment”), by and between the Company, the Lender, and Sprott Private Resource Lending II (Co) Inc. (“SPRL II” and together with the Lender, the “Sprott Parties”). Pursuant to the terms of the Sprott Credit Agreement, the Company agreed that while any indebtedness is outstanding under the Sprott Credit Agreement or while the credit facility under the Sprott Credit Agreement remains available to the Company, the Company and guarantors under the Sprott Credit Agreement would not undertake certain corporate actions without the Lender’s prior written consent.

On May 24, 2023, the Company’s stockholders approved a proposed amendment of the Company’s second amended and restated certificate of incorporation (the “Certificate of Incorporation”) to effectuate a reverse stock split of the Company’s outstanding shares of Class A common stock, par value $0.0001 per share, at a ratio of no less than 1-for-10 and no more than 1-for-25, with such ratio to be determined at the sole discretion of the Board (the “Reverse Stock Split”). Pursuant to the terms of the Waiver and Amendment, Lender agreed to waive certain provisions of the Sprott Credit Agreement so that the Company may effectuate the proposed Reverse Stock Split of the Company’s common stock, including amendment of the Certificate of Incorporation necessary to effectuate the Reverse Stock Split. The Company notified the Nasdaq Stock Market LLC (“Nasdaq”) on October 26, 2023, that the Board of Directors approved filing the amendment to the Certificate of Incorporation in order that the Reverse Stock Split will be effective on November 14, 2023, at a ratio of 1-for-10. Except as set forth in the Waiver and Amendment, the Sprott Credit Agreement remains in full force and effect.
On January 5, 2024, the Company voluntarily pre-paid $34.7 million of the first lien loan, along with $3.3 million for the additional interest balance, totaling $38.0 million with a remaining outstanding balance of $15.0 million. As a result of this payment, the applicable margin was reduced by 100 basis points through the final payment.
Off-balance sheet arrangements
As of March 31, 2024, the Company’s off-balance sheet arrangements consisted of a net profit royalty arrangement and a net smelter royalty arrangement (see Note 22 – Commitments and Contingencies in the Notes to the Financial Statements).
Critical Accounting Estimates
This Management’s Discussion and Analysis is based on the Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of these statements requires the Company to make assumptions, estimates, and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. For information on the most critical accounting estimates used to prepare the Financial Statements, see the Critical Accounting Estimates section included in Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As the Company qualifies as a smaller reporting company under Item 10(f) of Regulation S-K, quantitative and qualitative disclosures about market risk are not required, and such are omitted from this filing.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published Financial Statements. Internal control over financial reporting is promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Financial Statements for external purposes in accordance with GAAP. Internal control over financial reporting, no matter how well designed, has inherent limitations and may not prevent or detect misstatements. Therefore, even effective internal control over financial reporting can only provide reasonable assurance with respect to the financial statement preparation and presentation.

The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act as of March 31, 2024.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2024 to provide such reasonable assurance that information required to be disclosed by us, including our consolidated subsidiaries, in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure and is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.
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
Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

See Risk Factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2023, as the same may be updated from time to time, and other SEC filings, for more information about these and other risks.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
The Company believes “the miner is the most important asset to come out of a mine” and it supports that belief through its philosophy of “continuous improvement.” The Company’s mandated mine safety and health programs include employee and contractor training, risk management, workplace inspection, emergency response, accident investigation, and program auditing. These programs are a focus for the Company’s leadership and top management and are essential at all levels to ensure that its employees, contractors, and visitors operate safely. The Company’s goal for these programs is to have zero workplace injuries and occupational illnesses and it will focus on continuous improvement of its programs and practices to achieve this goal and is implementing programs and practices to align its safety culture with that goal.
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this Quarterly Report on Form 10-Q.
ITEM 5. OTHER INFORMATION
(a)None.
(b)There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors since the Company last provided disclosure in response to the requirements of Item 407(c)(3) of Regulation S-K.
(c)During the quarter ended March 31, 2024, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

ITEM 6. EXHIBITS
(a)Exhibits

Exhibit Number	Description
,

10.1
Employment Agreement, dated as of April 10, 2024, by and between the registrant and Diane R. Garrett (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on April 12, 2024). †

10.2
Employment Agreement, dated as of April 10, 2024, by and between the registrant and Stanton K. Rideout (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on April 12, 2024).†

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
*Filed herewith.
**Furnished herewith.
† Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HYCROFT MINING HOLDING CORPORATION (Registrant)

Date: May 7, 2024	By:	/s/ Diane R. Garrett
Diane R. Garrett President and Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2024	By:	/s/ Stanton Rideout
Stanton Rideout Executive Vice President and Chief Financial Officer (Principal Financial Officer and Accounting Officer)