Form 10-Q
period 2024-06-30
HYCROFT MINING HOLDING CORP
filed 2024-08-06
CIK 1718405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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

As of August 5, 2024, there were 24,022,151 shares of the Company’s common stock and no shares of the Company’s preferred stock issued and outstanding.

HYCROFT MINING HOLDING CORPORATION
Quarterly Report on Form 10-Q

ITEM I. FINANCIAL STATEMENTS

HYCROFT MINING HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	June 30, 2024	December 31, 2023
	(unaudited)
Assets:
Cash and cash equivalents	$58,548	$106,210
Prepaids and deposits – Note 3	4,589	3,326
Supplies inventories, net – Note 4	1,770	1,834
Income tax receivable	1,530	1,530
Securities available-for-sale – Notes 7 and 20	426	—
Interest receivable	360	667
Current assets	67,223	113,567
Property, plant, and equipment, net – Note 5	51,957	53,091
Restricted cash – Note 6	26,935	26,340
Assets held-for-sale – Note 8	7,148	7,148
Securities available-for-sale – Notes 7 and 20	1,277	—
Prepaids – Note 3	919	1,547
Total assets	$155,459	$201,693
Liabilities:
Asset retirement obligation – Note 12	$5,290	$3,172
Accounts payable and accrued expenses	2,049	1,631
Other liabilities – Note 11	1,459	3,063
Contract liabilities – Note 10	300	1,550
Debt, net – Notes 9 and 21	105	2,330
Current liabilities	9,203	11,746
Debt, net – Notes 9 and 21	119,181	142,617
Deferred gain on sale of royalty	29,839	29,839
Asset retirement obligation – Note 12	6,953	4,801
Warrant liabilities – Notes 13 and 20	14	26
Other liabilities – Note 11	—	8
Total liabilities	165,190	189,037
Commitments and contingencies – Note 22
Stockholders’ equity – Note 14
Common stock, $0.0001 par value; 1,400,000,000 shares authorized; 24,022,151 issued and outstanding at June 30, 2024, and 20,736,612 issued and outstanding at December 31, 2023, respectively	21	21
Additional paid-in capital	749,346	737,810
Accumulated deficit	(759,098)	(725,175)
Total stockholders’ (deficit) equity	(9,731)	12,656
Total liabilities and stockholders’ equity	$155,459	$201,693
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

HYCROFT MINING HOLDING CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses:
Projects, exploration, and development	$5,053	$5,293	$9,956	$8,774
General and administrative	3,906	3,706	6,820	7,045
Mine site period costs – Note 2	2,488	2,822	5,060	6,631
Asset retirement obligation adjustment	1,972	—	3,964	—
Depreciation and amortization – Note 2	567	711	1,183	1,429
Accretion – Note 12	295	186	527	372
Gain on settlement of accrued liability	—	(1,151)	—	(1,151)
Loss from operations	(14,281)	(11,567)	(27,510)	(23,100)
Other expense (income):
Interest expense, including accelerated amortization of discount and issuance costs of $6,871 – Note 9	3,218	4,587	13,338	9,023
Interest income	(1,058)	(2,121)	(2,353)	(4,059)
Other income, net – Note 19	(3,261)	(144)	(4,565)	(266)
Net loss	$(13,180)	$(13,889)	$(33,930)	$(27,798)

Loss per share:
Basic – Note 17	$(0.57)	$(0.69)	$(1.55)	$(1.39)
Diluted – Note 17	$(0.57)	$(0.69)	$(1.55)	$(1.39)
Weighted average shares outstanding:
Basic – Note 17	22,983,276	20,082,098	21,903,372	20,054,731
Diluted – Note 17	22,983,276	20,082,098	21,903,372	20,054,731

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

HYCROFT MINING HOLDING CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows used in operating activities:
Net loss	$(33,930)	$(27,798)
Adjustments to reconcile net loss for the period to net cash used in operating activities:
Non-cash interest expense – Note 9	12,396	6,000
Asset retirement obligation adjustments – Note 12	3,963	—
Stock-based compensation – Note 15	1,479	1,560
Depreciation and amortization – Notes 2 and 5	1,183	1,429
Accretion – Note 12	527	372
Unrealized loss on securities	490	—
Loss (gain) on sale of equipment, net of commissions	131	(85)
Write-down of supplies inventories	12	—
Gain on fair value adjustment for warrant liabilities – Notes 13 and 20	(7)	(181)
Gain on settlement of accounts payable	—	(1,151)
Gain on non-refundable deposit – Note 10	(1,550)	—
Gain on sale of patents	(3,641)	—
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	416	(2,426)
Interest receivable	307	(80)
Contract liabilities – Note 10	300	100
Supplies inventories, net – Note 4	52	13
Other receivable	—	2,771
Prepaids – Note 3	(316)	(1,763)
Other assets, non-current	(319)	—
Other liabilities – Note 11	(1,824)	(1,195)
Net cash used in operating activities	(20,331)	(22,434)
Cash flows provided by (used in) investing activities:
Proceeds from patent sale	1,447	—
Proceeds from sale of equipment	270	103
Additions to property, plant, and equipment	(449)	(726)
Net cash provided by (used in) by investing activities	1,268	(623)
Cash flows provided by (used in) financing activities:
Proceeds from issuance of common stock, net of issuance costs – Note 14	10,053	—
Principal payments on notes payable	(62)	(63)
Principal payments on debt – Note 9	(37,995)	(1,100)
Net cash used in financing activities	(28,004)	(1,163)
Net decrease in cash, cash equivalents, and restricted cash	(47,067)	(24,220)
Cash, cash equivalents, and restricted cash, beginning of period	132,550	175,966
Cash, cash equivalents, and restricted cash, end of period	$85,483	$151,746
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$58,548	$117,064
Restricted cash	26,935	34,682
Total cash, cash equivalents, and restricted cash	$85,483	$151,746
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

HYCROFT MINING HOLDING CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2023	20,027,065	$20	$733,437	$(670,151)	$63,306
Stock-based compensation costs	—	—	608	—	608
5-Year Private Warrants transferred to 5-Year Public Warrants	—	—	531	—	531
Net loss	—	—	—	(13,909)	(13,909)
Balance at March 31, 2023	20,027,065	$20	$734,576	$(684,060)	$50,536
Stock-based compensation costs	—	—	952	—	952
5-Year Private Warrants transferred to 5-Year Public Warrants	—	—	15	—	15
Vesting of restricted stock units	168,336	—	—	—	—
Net loss	—	—	—	(13,889)	(13,889)
Balance at June 30, 2023	20,195,401	$20	$735,543	$(697,949)	$37,614

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance at January 1, 2024	20,736,612	$21	$737,810	$(725,175)	$12,656
Issuance of common stock and warrants – Note 14	517,688	—	1,160	—	1,160
Stock-based compensation costs	—	—	678	—	678
Vesting of restricted stock units	2,595	—	—	—	—
Net loss	—	—	—	(20,749)	(20,749)
Balance at March 31, 2024	21,256,895	$21	$739,648	$(745,924)	$(6,255)
Issuance of common stock and warrants – Note 14	2,474,859	—	8,898	—	8,898
Stock-based compensation costs	—	—	801	—	801
Vesting of restricted stock units	290,397	—	—	—	—
5-Year Private Warrants transferred to 5-Year Public Warrants	—	—	5	—	5
Net loss	—	—	—	(13,180)	(13,180)
Balance at June 30, 2024	24,022,151	$21	$749,352	$(759,104)	$(9,731)
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
The Company restarted pre-commercial scale open pit mining operations at the Hycroft Mine during the second quarter of 2019 and began producing and selling gold and silver during the third quarter of 2019. The Company operated the Hycroft Mine until November 2021, when it discontinued active mining operations as a result of the then-current and expected ongoing cost pressures for many of the reagents and consumables used at the Hycroft Mine and to further determine the most effective processing method for the sulfide ore. In March 2023, the Company, along with its third-party consultants, completed and filed the Hycroft Property Initial Assessment Technical Report Summary Humboldt and Pershing Counties, Nevada (“2023 Hycroft TRS”) that included a mineral resource estimate utilizing a pressure oxidation (“POX”) process for sulfide mineralization and heap leaching process for oxide and transition mineralization. The Company is focusing on exploration drilling and data analyses, completing technical studies, conducting trade-off studies and alternative analyses for determining the optimal process flow sheet for processing sulfide ores and recovering gold and silver, and maintaining the Hycroft Mine.

Beginning in the fourth quarter of 2023, the Company again began accessing its at-the-market public offering program (“ATM Program”). During the three and six months ended June 30, 2024, the Company sold 2,474,859 and 2,992,547 shares of common stock, respectively, for aggregate gross proceeds, before commissions and offering expenses, of $9.2 million and $10.4 million, during the respective time periods. On May 31, 2024, the Company implemented a new $100.0 million at-the-market public offering program (the “New ATM Program”). See Note 14 – Stockholders’ Equity for additional information. As of June 30, 2024, there was $100.0 million gross sales price of common stock available for issuance under the New ATM Program. As of December 31, 2023, there was $360.3 million gross sales price of common stock available for issuance under the ATM Program. The net proceeds from the ATM Program have been, and are expected to be, used for general corporate purposes, which may include the repayment, refinancing, redemption, or repurchase of existing indebtedness, exploration, working capital, or capital expenditures and other investments.
2. Summary of Significant Accounting Policies
Basis of presentation
These Unaudited Condensed Consolidated Financial Statements (“Financial Statements”) of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, these Financial Statements do not include all information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. These Financial Statements should be read in conjunction with the Company’s Audited Consolidated Financial Statements and the notes thereto as of and for the year ended December 31, 2023 (the “2023 Audited Financial Statements”), filed as a part of the Company’s annual report on Form 10-K filed with the SEC on March 14, 2024. The Company continues to follow the accounting policies set forth in the 2023 Audited Financial Statements, with updates discussed below. In the opinion of management, the accompanying Financial Statements include all adjustments that are necessary for a fair presentation of the Company’s interim financial position, operating results, and cash flows for the periods presented.
Use of estimates
The preparation of the Financial Statements requires management to make estimates and assumptions that affect amounts reported in these Financial Statements and accompanying notes. The more significant areas requiring the use of management estimates and assumptions relate to the useful lives of long-lived assets; future mining and processing plans; environmental reclamation and closure costs and timing; and estimates of fair value for long-lived assets, assets held-for-sale, and financial instruments. The Company bases its estimates on historical experience and other assumptions, including drilling and assay data that are believed to be reasonable at the time the estimate is made. Actual results may differ from amounts estimated in these Financial Statements, and such differences could be material. Accordingly, amounts presented in these Financial Statements may not be indicative of results that may be expected for future periods.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
New accounting pronouncements not yet adopted
In March 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2024-02, Codification Improvements—Amendments to Remove References to the Concepts Statements. The amendments are considered to be codification improvements only and therefore are not expected to significantly affect current accounting practice. The guidance is to clarify guidance, simplify wording or structure of guidance, and other minor improvements. The new guidance is effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact that adopting this update will have on its Financial Statements and related disclosures.
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
During the three months ended June 30, 2024, the Company completed its evaluation and determined no impairment was necessary.
3. Prepaids and Deposits
The following table provides the components of current and non-current Prepaids and deposits (in thousands):

	June 30, 2024	December 31, 2023
Current prepaids and deposits:
Prepaids:
Insurance	$2,151	$1,631
Surety bond fees	1,486	643
License fees	268	280
Mining claims fees and permit fees	250	495
Other	247	73
Deposits	187	204
Total	$4,589	$3,326

Non-current prepaids:
Insurance	$319	$947
Royalty – advance payment on Crofoot Royalty	600	600
Total	$919	$1,547
4. Supplies Inventories, Net
As of June 30, 2024 and December 31, 2023, Supplies inventories, net was $1.8 million and $1.8 million, respectively. The Company maintains inventory reserves to account for potential losses due to inventory obsolescence, damage, or other factors that could affect the value of its inventory.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
5. Property, Plant, and Equipment, Net
The following table provides the components of Property, plant, and equipment, net (in thousands):

	Depreciation Life or Method	June 30, 2024	December 31, 2023
Production leach pads	Units-of-production	$11,190	$11,190
Test leach pads	18 months	6,241	6,241
Process equipment	5 - 15 years	17,628	17,556
Buildings and leasehold improvements	10 years	9,419	9,419
Mine equipment	5 - 7 years	4,750	4,732
Vehicles	3 - 5 years	1,700	1,700
Furniture and office equipment	7 years	713	713
Mineral properties	Units-of-production	50	50
Construction in progress and other		35,476	35,504
		87,167	87,105
Less, accumulated depreciation and amortization		(35,210)	(34,014)
Total		$51,957	$53,091
Depreciation expense related to Property, plant, and equipment, net was $0.6 million and $1.2 million for the three and six months ended June 30, 2024, respectively, and $0.7 million and $1.4 million for the three and six months ended June 30, 2023, respectively.
6. Restricted Cash
The following table provides the components of Restricted cash (in thousands):

	June 30, 2024	December 31, 2023
Surety bond cash collateral	$26,882	$26,287
Credit card cash collateral	53	53
Total	$26,935	$26,340
As of June 30, 2024 and December 31, 2023, the Company had $26.9 million and $26.3 million, respectively, in surface management surety bonds totaling $58.7 million, of which $58.3 million secured the financial assurance requirements for the Hycroft Mine. The remaining portion is related to the financial assurance requirements for the adjacent water supply well field and exploration. Events or circumstances that would necessitate the guarantor’s performance include a deteriorating financial condition or a breach of contract. Periodically, the Company may need to provide collateral to support these instruments. When the specified requirements are met, the party holding the related instrument cancels and/or returns it to the issuing entity. The Company is confident that it currently complies with all relevant bonding obligations.
During the three and six months ended June 30, 2024, the Company earned $0.3 million and $0.6 million, respectively, of Interest income on a portion of its cash collateral. During the three and six months ended June 30, 2023, the Company earned $0.4 million and $0.7 million, respectively, of Interest income on a portion of its cash collateral. Interest received on cash collateral balances is restricted as to its use and is included as an increase to Restricted cash with a corresponding recognition of Interest income when earned.
7. Securities Available-For-Sale
On June 4, 2024, the Company sold patents, patent applications and certain other technology rights and assets in exchange for CAD $5.0 million (US $3.6 million), consisting of CAD $2.0 million (US $1.5 million) cash and common shares in a publicly traded gold mining company valued at CAD $3.0 million (US $2.1 million).

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
The following table provides the components of Securities available-for-sale, determined using the mark-to-market price based on the closing price on the last day of the period as quoted on the TSX Venture Exchange (in thousands):

	June 30, 2024	December 31, 2023
Securities available-for-sale, current	$426	$—
Securities available-for-sale, non-current(1)	1,277	—
Total	$1,703	$—
(1)Securities available-for-sale, non-current are classified as such because they are restricted from sale within the next 12 months.
8. Assets Held-For-Sale
As of June 30, 2024 and December 31, 2023, Assets held-for-sale was comprised of equipment not-in-use of $7.1 million.
In May 2024, the Company entered into an Equipment Purchase Agreement to sell $2.0 million of unused equipment classified as equipment not-in-use. In connection with entry into this agreement, the Company received a $0.3 million nonrefundable deposit payment. The deposit has been included in Contract liabilities. See Note 10 – Contract Liabilities for additional details.
In August 2022 and with subsequent amendments, the Company entered into an Equipment Purchase Agreement to sell a total of $13.6 million of equipment. In connection with entry into the Equipment Purchase Agreement, the Company received $1.6 million in nonrefundable deposit payments. Effective March 1, 2024, the buyer terminated a portion of the Equipment Purchase Agreement related to one ball mill and one semi-autogenous (“SAG”) mill and effective April 5, 2024, the buyer terminated the balance of the Equipment Purchase Agreement. In accordance with Topic 606, Revenue from Contracts with Customers, because the sale did not materialize, $1.5 million was recognized as Other income in the first quarter of 2024 and the Company recognized the remaining $0.1 million in nonrefundable deposit payments as Other income in the second quarter of 2024.
9. Debt, Net
Second Amendment to the Second Amended and Restated Credit Agreement (“Second A&R Agreement”)
On July 1, 2023, the Company entered into the Second Amendment to the Second A&R Agreement, by and between the Company, Sprott Private Resource Lending II (Collector), LP (the “Lender”), the Lender, Sprott Resource Lending Corp. (“Arranger”) and together with the Lender, the “Sprott Parties”), and certain subsidiaries of the Company as guarantors. The Second Amendment to the Second A&R Agreement amends the Second A&R Agreement dated March 30, 2022, which in turn amended the Amended and Restated Credit Agreement, dated as of May 29, 2020 (as amended, restated, supplemented or otherwise modified from time to time, the (“Sprott Credit Agreement”).
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
As of June 30, 2024, the Company was in compliance with all financial covenants under its debt agreements.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
Debt balances
The following table summarizes the components of Debt, net (in thousands):

	June 30, 2024	December 31, 2023
Debt, net, current:
Sprott Credit Agreement	$—	$2,200
Notes payable	105	130
Total	$105	$2,330

Debt, net, non-current:
Sprott Credit Agreement, net of original issue discount of $2,217 as of June 30, 2024, and $8,259 as of December 31, 2023, net of amortization	$12,784	$42,530
Subordinated Notes	106,784	101,639
Notes payable	36	76
Less, debt issuance costs	(423)	(1,628)
Total	$119,181	$142,617
The following table summarizes the Company’s contractual payments of Debt, net, including current maturities, for the five years subsequent to June 30, 2024 (in thousands):

2024	$65
2025	54
2026	22
2027	121,785
2028	—
Sub-total	121,926
Less, original issue discount, net of accumulated amortization of $18,114	(2,217)
Less, debt issuance costs, net of accumulated amortization of $4,464	(423)
Total debt, net	$119,286

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
Interest expense
The following table summarizes the components of recorded Interest expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Sprott Credit Agreement(1)	$439	$1,549	$941	$3,020
Subordinated Notes(2)	2,605	2,368	5,145	4,667
Amortization of original issue discount(3)	140	554	299	1,103
Amortization of debt issuance costs(3)	33	115	80	230
Other interest expense	1	1	2	3
Accelerated amortization of original issue discount and issuance costs(4)	—	—	6,871	—
Total	$3,218	$4,587	$13,338	$9,023
(1)The Sprott Credit Agreement bears interest monthly at a floating rate of SOFR plus 6.0% and the current effective interest rate is 18.1% including amortization.
(2)The Subordinated Notes bear interest at 10.0% per annum (non-cash), payable in-kind on a quarterly basis.
(3)The effective interest rate for the amortization of the discount and issuance costs, as of June 30, 2024, was 1.6%.
(4)On January 5, 2024, the Company voluntarily prepaid $38.0 million of its first lien debt, and the Company charged Interest expense $6.9 million for accelerated amortization of original issue discount and issuance costs associated with the prepayment.
10. Contract Liabilities
As of June 30, 2024 and December 31, 2023, Contract liabilities were $0.3 million and $1.6 million, respectively. As of June 30, 2024, the Company held $0.3 million as a non-refundable deposit in accordance with the Equipment Purchase Agreement for two substation transformers. The sale is anticipated to be completed within the third quarter of 2024.
As of December 31, 2023, the Company had received non-refundable deposit payments totaling $1.6 million in accordance with the Equipment Purchase Agreement for one SAG mill, one ball mill, and two substation transformers. Partial cancellation of the agreement was received on March 1, 2024, with $1.5 million of the deposit recognized as Other income during the first quarter of 2024 and cancellation of the remainder of the agreement was received on April 5, 2024 with the remaining balance of $0.1 million recognized as Other income during the second quarter of 2024. See Note 8 – Assets held-for-sale for additional details.
11. Other Liabilities
The following table summarizes the components of Other liabilities (in thousands):

	June 30, 2024	December 31, 2023
Other liabilities, current
Accrued compensation and benefits	$1,385	$3,000
Accrued directors fees	56	38
Operating lease liability	18	25
Total	$1,459	$3,063

Other liabilities, non-current
Operating lease liability	$—	$8

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
12. Asset Retirement Obligation
The following table summarizes changes in the Company’s Asset retirement obligation (“ARO”) (in thousands):

	June 30, 2024	December 31, 2023
Balance, beginning of period	$7,973	$10,302
Accretion	527	1,087
Spending	(221)	(529)
Change in estimates	3,964	(2,887)
Balance, end of period	$12,243	$7,973

Current	$5,290	$3,172
Non-current	$6,953	$4,801
During the six months ended June 30, 2024, the Company recognized a change in cost estimate to reflect both a revised engineering design change required by the Nevada Department of Environmental Protection for impervious cover placement on the Crofoot Heap Leach Pad, and a change in timing to begin the work in 2025 and complete it by the end of 2027. In June, the Company received third-party quotes to complete the cover placement that required additional equipment, longer haul distances and other costs in excess of prior estimates, and the project was accelerated to begin in the second half of 2024. In accordance with these changes, the Company recorded an additional expense of $2.0 million in the quarter ended June 30, 2024, bringing the year-to-date ARO adjustment expense to $4.0 million. The Company does not have mineral reserves, and accordingly, these types of reclamation costs must be expensed until such time that it declares mineral reserves.
13. Warrant Liabilities
5-Year Private Warrants
The Company’s outstanding warrant liabilities include 5-Year Private Warrants. The 5-Year Private Warrants cannot be redeemed and can be exercised on a cashless basis if the 5-Year Private Warrants are held by the initial purchasers or their permitted transferees. If the 5-Year Private Warrants are transferred to someone other than the initial purchasers or their permitted transferees, such warrants become redeemable by the Company under substantially the same terms as the 5-Year Public Warrants. Since the original issue of private warrants, 9,569,400 5-Year Private Warrants have been transferred to someone other than the initial purchasers or their permitted transferees and they are now treated as 5-Year Public Warrants. For the three and six months ended June 30, 2024 and 2023, transfers from 5-Year Private Warrants to 5-Year Public Warrants totaled 194,822 and 194,822, respectively.
The following tables summarize the Company’s 5-Year Private Warrants(1) (in thousands, except warrant amounts):

Balance at		Fair Value		Transfers to		Balance at
December 31, 2022		Adjustments(1)		5-Year Public Warrants		June 30, 2023
Warrants	Amount	Warrants	Amount	Warrants	Amount	Warrants	Amount
9,126,515	$786	—	$(181)	(6,540,491)	$(546)	2,586,024	$59

Balance at		Fair Value		Transfers to		Balance at
December 31, 2023		Adjustments(1)		5-Year Public Warrants		June 30, 2024
Warrants	Amount	Warrants	Amount	Warrants	Amount	Warrants	Amount
865,422	$26	—	$(7)	(194,822)	$(5)	670,600	$14
(1)On November 14, 2023, the Company effectuated a 1-for-10 reverse stock split, after which 10 warrants were required to purchase one share of common stock.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
(2)Liability classified warrants are subject to fair value remeasurement at each balance sheet date in accordance with FASB Accounting Standard Codification (ASC) Topic 815-40, Contracts on Entity’s Own Equity. As a result, fair value adjustments related exclusively to the Company’s liability classified warrants. See Note 20 – Fair Value Measurements for further detail on the fair value of the Company’s liability classified warrants.
The following table summarizes additional information on the Company’s 5-Year Private Warrants as of June 30, 2024:

Exercise Price	Exercise Period	Expiration Date	Warrants Outstanding
$11.50	5 years	May 29, 2025	670,600
14. Stockholders’ Equity
At-the-market offering
•On June 2, 2023, the Company filed a prospectus supplement reactivating the ATM Program and as of December 31, 2023, there was common stock available for issuance under the ATM Program with an aggregate offering sales price of up to $360.3 million. On March 19, 2024, the Company filed a prospectus supplement subject to Instruction I.B.6. to Form S-3, which is referred to as the baby shelf rule. For so long as the Company’s public float is less than $75.0 million, it may not sell more than the equivalent of one-third of its public float during any 12 consecutive months pursuant to the baby shelf rules. The prospectus supplement updated the remaining number of shares that the Company may sell through the ATM Program to an aggregate offering price of up to $15.3 million. On April 11, 2024, the Company’s public float exceeded the $75.0 million baby shelf threshold and on May 15, 2024, the Company filed a prospectus supplement subject to Instruction I.B.6 to Form S-3 updating the remaining number of shares that the Company may sell through the ATM Program to an aggregate offering price of up to $100.0 million.
•On May 15, 2024, the Company filed a new $350.0 million prospectus subject to Instruction I.B.6 to Form S-3, referred to as a universal shelf registration statement, that included the New ATM Program. The universal shelf registration statement became effective on May 31, 2024, at 4:00 p.m. Eastern Daylight Time, which replaced the prior universal shelf registration statement that was originally filed June 30, 2021.

•For the six months ended June 30, 2024, the Company sold 2,992,547 shares of common stock for aggregate gross proceeds, before commissions and offering expenses of $10.4 million. The Company sold 2,474,859 shares of common stock for aggregate gross proceeds, before commissions and offering expenses, of $9.2 million during the second quarter of 2024 and the Company sold 517,688 shares of common stock for aggregate gross proceeds, before commissions and offering expenses, of $1.2 million in the first quarter of 2024.

•There were no sales of common stock under the New ATM Program during June 2024; accordingly, up to $100.0 million of common stock was available for issuance under the New ATM Program at June 30, 2024.

Equity Classified Warrants
The following tables summarize the Company’s outstanding equity classified warrants(1) included in Additional paid-in capital:

	Balance at December 31, 2022		Transfers from 5-Year Private Warrants		Balance at June 30, 2023
	Warrants	Amount	Warrants	Amount	Warrants	Amount
5-Year Public Warrants	25,163,383	$28,954	6,540,491	$546	31,703,874	$29,500
Public Offering Warrants	9,583,334	12,938	—	—	9,583,334	12,938
Private Placement Offering Warrants	46,816,480	25,604	—	—	46,816,480	25,604
Total	81,563,197	$67,496	6,540,491	$546	88,103,688	$68,042

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

	Balance at December 31, 2023		Transfers from 5-Year Private Warrants(1)		Balance at June 30, 2024

	Warrants	Amount	Warrants	Amount	Warrants	Amount
5-Year Public Warrants	33,424,476	$29,539	194,822	$5	33,619,298	$29,544
Public Offering Warrants	9,583,334	12,938	—	—	9,583,334	12,938
Private Placement Offering Warrants	46,816,480	25,604	—	—	46,816,480	25,604
Total	89,824,290	$68,081	194,822	$5	90,019,112	$68,086
(1)On November 14, 2023, the Company effectuated a 1-for-10 reverse stock split, after which 10 warrants were required to purchase one share of common stock.
The following table summarizes additional information on the Company’s outstanding warrants as of June 30, 2024:

	Exercise price	Exercise period	Expiration date	Warrants outstanding
5-Year Public Warrants	$11.50	5 years	May 29, 2025	33,619,298
Public Offering Warrants	$10.50	5 years	October 6, 2025	9,583,334
Private Placement Offering Warrants	$1.068	5 years	March 15, 2027	46,816,480
15. Stock-Based Compensation
HYMC 2020 Performance and Incentive Pay Plan (“PIPP”)
On May 23, 2024, the Company’s stockholders approved an amendment and restatement to the PIPP that increased the number of authorized shares of common stock available for issuance by 900,000 shares of common stock, bringing the total authorized shares under the PIPP to 2,350,800, after adjusting for the 1-for-10 reverse stock split in November 2023. As of June 30, 2024, all awards granted under the PIPP were in the form of restricted stock units to employees, directors, or consultants of the Company. As of June 30, 2024, there were 966,926 shares available for issuance under the PIPP.

The following table summarizes the Company’s unvested share awards outstanding under the PIPP after adjusting for the 1-for-10 reverse stock split:

	Six Months Ended June 30,
	2024	2023
Unvested at beginning of year	607,099	354,715
Granted	435,204	491,691
Canceled/forfeited	(20,014)	(11,620)
Vested	(322,183)	(168,041)
Unvested end of period(1)	700,106	666,745
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
The Company incurred Nil net income tax expense or benefit for the six months ended June 30, 2024 and 2023. The effective tax rate for the both the six months ended June 30, 2024 and 2023 was Nil. The effective tax rate differed from the statutory rate during each period primarily due to changes in the valuation allowance established to offset net deferred tax assets.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
17. Loss Per Share
The table below summarizes the Company’s basic and diluted loss per share calculations (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(13,180)	$(13,889)	$(33,930)	$(27,798)

Weighted average shares outstanding (1)
Basic	22,983,276	20,082,098	21,903,372	20,054,731
Diluted	22,983,276	20,082,098	21,903,372	20,054,731

Basic loss per common share(1)	$(0.57)	$(0.69)	$(1.55)	$(1.39)
Diluted loss per common share(1)	$(0.57)	$(0.69)	$(1.55)	$(1.39)
(1)Shares and per common share amounts for June 30, 2023 have been adjusted to reflect the 1-for-10 reverse stock split effectuated on November 14, 2023.

Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period.
Due to the Company’s net loss during the six months ended June 30, 2024 and 2023, there was no dilutive effect of common stock equivalents because the effects of such would have been anti-dilutive. The following table summarizes the shares excluded from the weighted average number of shares of common stock outstanding, as the impact would be anti-dilutive (in thousands):

	June 30,
	2024	2023
Shares upon exercise of warrants (1 for 2023 only)	9,069	9,069
Restricted stock units	700	667
Total	9,769	9,736
(1)2023 shares and restricted stock units have been adjusted to reflect the 1-for-10 reverse stock split effectuated on November 14, 2023. After the reverse stock split, 10 warrants are required to purchase one share of common stock.

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

	Three Months Ended June 30, 2024			Six Months Ended June 30,
	Hycroft Mine	Corporate and Other	Total	Hycroft Mine	Corporate and Other	Total
2024
Operating costs	$10,348	$3,933	$14,281	$20,690	$6,820	$27,510
Loss from operations	(10,348)	(3,933)	(14,281)	(20,689)	(6,820)	(27,510)
Other income, net – Note 19	(111)	(3,150)	(3,261)	(1,407)	(3,158)	(4,565)
Interest expense – Note 9	1	3,217	3,218	2	13,336	13,338
Interest income	(300)	(758)	(1,058)	(755)	(1,598)	(2,353)
Net loss	$(9,938)	$(3,242)	$(13,180)	$(18,530)	$(15,400)	$(33,930)

2023
Operating costs	$7,861	$3,706	$11,567	$16,055	$7,045	$23,100
Loss from operations	(7,861)	(3,706)	(11,567)	(16,055)	(7,045)	(23,100)
Other income, net – Note 19	(85)	(59)	(144)	(85)	(181)	(266)
Interest expense – Note 9	—	4,587	4,587	—	9,023	9,023
Interest income	(612)	(1,509)	(2,121)	(1,076)	(2,983)	(4,059)
Net loss	$(7,164)	$(6,725)	$(13,889)	$(14,894)	$(12,904)	$(27,798)

	June 30, 2024			December 31, 2023
	Hycroft Mine	Corporate and Other	Total	Hycroft Mine	Corporate and Other	Total
Total Assets	$49,942	$105,517	$155,459	$66,129	$135,564	$201,693
19. Other Income (Expense)
The table below summarizes the components reported in Other income (expense) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Other income (expense)
Gain on sale of patents	$3,641	$—	$3,641	$—
Gain on non-refundable deposit	109	$—	1,550	$—
Gain on fair value adjustment for warrant liabilities	1	59	7	181
Write-down of supplies inventories	—	—	(12)	—
Gain (loss) on sale of equipment	—	85	(131)	85
Unrealized loss on securities	(490)		(490)	—
Total	$3,261	$144	$4,565	$266

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
20. Fair Value Measurements
Recurring fair value measurements
The following table sets forth by level within the fair value hierarchy, the Company’s liabilities measured at fair value on a recurring basis (in thousands):

	Hierarchy Level	June 30, 2024	December 31, 2023
5-Year Private Warrants	2	$14	$26
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

	Hierarchy Level	June 30, 2024	December 31, 2023
Securities available-for-sale, current	1	$426	$—
Securities available-for-sale, non-current	1	1,277	—
Total Securities available-for-sale		$1,703	$—

During the second quarter of 2024, the Company sold patents, patent applications, and certain other technology rights and assets in exchange for a combination of cash and common shares of a publicly traded gold mining company. The value of the shares were determined using the closing price on the last day of the period as quoted on the TSX Venture Exchange
Items disclosed at fair value
The Sprott Credit Agreement and the Subordinated Notes are privately held and, as such, there is no public market or trading information available for such debt instruments. As of June 30, 2024 and December 31, 2023, the fair value of the Company’s debt instruments was $113.3 million and $149.2 million, respectively, compared to the carrying value of $119.6 million and $144.9 million as of June 30, 2024 and December 31, 2023, respectively. The fair value of the principal of the Company’s debt instruments, including capitalized interest, was estimated using a market approach in which pricing information for publicly traded, non-convertible debt instruments with speculative ratings was analyzed to derive a mean trading multiple to apply to the June 30, 2024 balances.
21. Supplemental Cash Flow Information
The following table provides supplemental cash flow information (in thousands):

	Six Months Ended June 30,
	2024	2023
Cash interest paid	$941	$3,023
Increase in debt from in-kind interest	5,145	4,667

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
The Company expenses legal fees and other costs associated with legal proceedings as incurred. The Company assessed, in conjunction with its legal counsel, the need to record a liability related to the Complaints and determined that a loss was not probable nor reasonably estimable. Litigation accruals are recorded when, and if, it is determined that a loss related matter is both probable and reasonably estimable. Material loss contingencies that are reasonably possible of occurrence, if any, are subject to disclosure. No losses have been recorded during the six months ended June 30, 2024 and 2023 with respect to litigation or loss contingencies.
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
Financial commitments and contingencies not recorded in the Financial Statements
As of June 30, 2024 and December 31, 2023, the Company’s off-balance sheet arrangements consisted of a net smelter royalty arrangement and a net profit royalty arrangement.
Crofoot Royalty
A portion of the Hycroft Mine is subject to a payment of 4% net profit royalty to the previous owner of certain patented and unpatented mining claims (“Crofoot Royalty”). The mining lease also requires an annual advance payment of $0.1 million every year mining occurs on the leased claims. All advance annual payments are credited against the future payments due under the 4% net profit royalty. An additional payment of $0.1 million is required for each year the total tons mined on the leased claims exceeds 5.0 million tons. As the Company ceased mining operations in November 2021, the Company was not required to pay the annual advance payment of $0.1 million in 2024, 2023 or 2022. The total payments due under the mining lease are capped at $7.6 million, of which the Company has paid $3.3 million, including $0.6 million of advanced annual payments in Prepaids in the Unaudited Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023.
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
At both June 30, 2024 and December 31, 2023, the estimated net present value of the Sprott Royalty Agreement was $146.7 million. The net present value of the Sprott Royalty Agreement was modeled using the following level 3 inputs: (i) market consensus inputs for future gold and silver prices; (ii) a precious metals industry consensus discount rate of 5.0%; and (iii) estimates of the Hycroft Mine’s life-of-mine gold and silver production volumes and timing.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
23. Related Party Transactions
As of June 30, 2024, Ausenco Engineering South USA, Inc. (“Ausenco”) and American Multi-Cinema, Inc. (“AMC”) were considered related parties. The Company’s President and Chief Executive Officer is currently a non-executive director for Ausenco’s parent company Board of Directors. Additionally, an AMC representative serves on the Company’s Board of Directors. During the six months ended June 30, 2024, the Company paid an aggregate of $0.4 million to Ausenco to prepare the 2023 Hycroft TRS and director fees paid for AMC’s director representative. During the six months ended June 30, 2023, the Company paid an aggregate of $0.1 million to Ausenco to prepare the 2023 Hycroft TRS and director fees paid for AMC’s director representative. As of June 30, 2024 and 2023, AMC through its director representative was entitled to receive 12,393 and 180,069 shares of common stock upon the future vesting of restricted stock units, respectively.
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
Participants in the 401(k) Plan exercise control and direct the investment of their contributions and account balances among various investment alternatives. The Company matches a percentage of employee deferrals to the 401(k) Plan up to certain limits. For the six months ended June 30, 2024 and June 30, 2023, the Company’s matching contributions totaled $0.4 million and $0.4 million, respectively.
25. Subsequent Events
In July 2024, the Company entered into an Equipment Purchase Agreement to sell one ball mill for consideration of $4.0 million, before commissions and expenses. Under the terms of the agreement, $3.9 million is due in the third quarter of 2024 and the final payment is due no later than December 31, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion, which has been prepared based on information available to us as of August 6, 2024, provides information we believe is relevant to an assessment and understanding of our consolidated operating results and financial condition. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2024 (the “Financial Statements”) and the notes thereto (the “Notes”) included in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2024, as well as our other reports filed with the Securities and Exchange Commission (“SEC”) from time to time, including, but not limited to, our Annual Report on Form 10-K for the year ended December 31, 2023. Terms not defined herein have the same meaning defined in the Financial Statements and the Notes.
Introduction to the Company
We are a U.S.-based gold and silver exploration and development company that owns the Hycroft Mine in Nevada, USA. We are focused on exploring the Hycroft Mine’s claims comprising approximately 64,000 acres, and developing the Hycroft Mine in a safe, environmentally responsible, and cost-effective manner. We ceased mining activities in November 2021, and as of December 31, 2022, we completed processing of gold and silver ore previously placed on leach pads. We do not expect to generate significant revenues from gold and silver sales until after completing the technical work and recommencing mining operations.
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
We reported no lost time incidents during the first half of 2024 and continue to operate in excess of one million workhours without a lost time incident. The Hycroft Mine’s total recordable injury frequency rate (“TRIFR”) for the trailing 12 months, which includes other reportable incidents, is one of the metrics we use to assess safety performance, and it is well below industry averages and significantly below pre-2021 historical levels experienced at the Hycroft Mine. During the first six months of 2024, we continued our critical focus on safety, including allocating personnel, resources, workforce time, and communications to operate safely. These actions contributed to maintaining our TRIFR of 0.00 at June 30, 2024 and December 31, 2023. We will continue to evolve our safety efforts as needed to keep our workforce, contractors, and visitors safe.
Executive Summary
During the first six months of 2024, the Company continued its exploration drill program, completed portions of the metallurgical and variability test work, and continued to analyze new drill assay data and information received in the period. The ongoing metallurgical and variability test work continues to follow up on the March 2023 Hycroft Property Initial Assessment Technical Report Summary Humboldt and Pershing Counties, Nevada (“2023 Hycroft TRS”) that was completed utilizing a conventional crushing, grinding, and flotation circuit that generates a concentrate to be fed to a pressure oxidation (“POX”) autoclave facility commonly used for refractory gold ores. The Company is also focused on strengthening its balance sheet primarily by reducing debt and raising cash through its at-the-market (“ATM Program”). Additionally, on May 31, 2024, the Company implemented a new $100.0 million at-the-market public offering program (the “New ATM Program”). The Company voluntarily pre-paid $38.0 million of the senior secured debt with Sprott Resource Lending on January 5, 2024, and through the ATM Program and the New ATM Program has raised $10.4 million aggregate gross proceeds, before commissions and offering expense, during the first six months of 2024.
Recent Developments
2024 exploration drilling
In February 2024, the Company launched its 2024 exploration drill program (the “2024 Drill Program”), to follow up on the high-grade underground silver discovery announced in November 2023. The 2023 drilling reflected significant high-grade silver mineralization that has continuity with historical drilling along trends not previously identified. The objective of the 2024 Drill Program is to define the structural framework of these new trends and identify target areas that have not been drilled to establish continuity of the two high-grade silver trends. The 2024 Drill Program has been expanded to approximately 6,200 meters of core drilling, of which approximately 4,000 meters of drilling have been completed. The current program is targeted to define the structural framework of the two new high-grade silver trends and target those areas that have not been drilled to establish continuity of the two high-grade silver trends. Additionally, the Company completed Induced Polarity (“IP”) geophysical surveys with results expected in the third quarter of 2024. The 2024 Drill Program and geophysical surveys will help with the Company’s understanding of the structural controls observed in the two high-grade silver trends and potentially expand the Hycroft mineralization to the east in a previously unexplored area mostly within the current plan of operation.
Metallurgical and variability test work
During the six months ended June 30, 2024, the Company advanced with metallurgical test and design work necessary for designing a sulfide milling operation. The Company has been actively testing composite samples from around the ore body that represents the various material characteristics in the sulfide ore. Crushing, grinding, and flotation work has identified significant improvements in gold and silver recoveries compared to the current technical report that increase the economic benefits to the project. Roasting, leaching, sulfuric acid generation, and power co-generation work progressed during the quarter ended June 30, 2024. Process plant flow sheets, equipment selection, plant layout, tailing storage facility designs, and other designs continued to be developed. With the roasting option, there is a significant quantity of sulfuric acid generated and the Company engaged a third-party specialist to complete a focused market study and to assist in identifying local and regional markets with specific current and emerging consumers. The Company is still conducting trade-off studies to determine if utilizing roasting technology instead of pressure oxidation technology could further deliver superior economics for the Hycroft Mine.
2024 Outlook
The Company’s current plan is to operate safely as it continues exploration drilling and data analyses, completing technical studies, conducting trade-off studies and alternatives analyses for determining the optimal process flow sheet for processing sulfide ores and recovering gold and silver, maintaining the Hycroft Mine and strengthening its balance sheet.
The 2024 Drill Program is designed to test the lateral and at depth extensions of the newly discovered high-grade silver trends at Brimstone and Vortex. This new system remains open in all directions and at depth having the potential to expand and be developed as an underground mine. Additionally, geophysical surveys and structural geology reviews in the first half of 2024 have identified anomalous opportunities in and around the primary resource area indicative of high-grade mineralization. The anomalies have created a target area two kilometers north to south and extending one kilometer east of the current resource pit, which is mostly within the current plan of operation. The Company is in the process of refining drill targets for these areas.
The Company continues to evaluate various process alternatives to economically improve gold and silver recoveries while developing potential additional, meaningful by-product revenue streams. The trade-off studies and alternatives analyses include different grinding methods, various flotation cell configurations, sulfide conversion through pressure oxidation and roasting, and process flow sheet development. This additional work is expected to be completed over the coming months and as a result, the Company will provide updates on the anticipated timing of the process flow sheet and the associated technical report as information becomes available.
Results of Operations
Projects, exploration, and development
During the three and six months ended June 30, 2024, Projects, exploration, and development costs totaled $5.1 million and $10.0 million, respectively, compared to $5.3 million and $8.8 million, respectively, for the same periods of 2023. Projects, exploration, and development costs were related to: (i) completing technical studies; (ii) conducting geological studies; (iii) oversight and project management; and (iv) exploration drilling, engineering, and metallurgical activities. The increase of $1.2 million during the six months ended June 30, 2024 was the result of ongoing assay results and analysis from Phase 2 of the Company’s 2022-2023 Exploration Program and expanding the 2024 Drilling Program that was initiated in February 2024.
General and administrative
During the three and six months ended June 30, 2024, General and administrative expenses totaled $3.9 million and $6.8 million, respectively, compared to $3.7 million and $7.0 million, respectively, during the same periods of 2023.
Mine site period costs
During the three and six months ended June 30, 2024, Mine site period costs totaled $2.5 million and $5.1 million, respectively, compared to $2.8 million and $6.6 million, respectively, for the same periods of 2023. The decrease in spending was primarily due to reduced activities year over year associated with the mine site. Mine site period costs include costs related to maintaining the Hycroft Mine, including environmental, maintenance and administration costs. Effective January 1, 2023, the Company began reporting amounts for Mine site period costs as Operating expenses as this presentation aligns with how the business will be viewed and managed until such time that the Company further develops the Hycroft Mine and recommences mining operations.
Asset retirement obligation adjustment
During the three and six months ended June 30, 2024, the Company recognized a change in estimate to reflect updated reclamation regulations and a revised engineering design change for impervious cover placement on the Crofoot Heap Leach Pad, and a change in timing to begin and complete this stage of reclamation work at this facility. In accordance with the change in estimate, Asset retirement obligation increased $2.0 million and $4.0 million during the three and six months ended June 30, 2024, respectively, as the Company does not have mineral reserves, and accordingly, all costs are expensed until such time that it declares mineral reserves.
During the three and six months ended June 30, 2024 and June 30, 2023, the Company did not incur additional reclamation obligations associated with additional disturbances, other regulatory requirements, or changes in estimates.
Depreciation and amortization
Depreciation and amortization was $0.6 million and $1.2 million, respectively, for the three and six months ended June 30, 2024, compared to $0.7 million and $1.4 million, respectively, during the same periods of 2023.
Accretion
The Company recorded $0.3 million and $0.5 million of Accretion for the three and six months ended June 30, 2024, respectively, and $0.2 million and $0.4 million for the same periods of 2023, respectively. These expenses are related to the Company’s Asset retirement obligation and future reclamation costs. See Note 12 – Asset Retirement Obligation (“ARO”) to the Notes to the Financial Statements for further detail.
Interest expense
As detailed in Note 9 – Debt, Net in the Notes to the Financial Statements, Interest expense totaled $3.2 million and $13.3 million for the three and six months ended June 30, 2024, respectively, compared to $4.6 million and $9.0 million, for the same periods in 2023. Included in Interest expense for the first half of 2024 was $6.9 million of accelerated amortization of original issue discount and issuance costs. On January 5, 2024, the Company voluntarily prepaid $38.0 million of its first lien debt. The original issue discount and issuance costs were expensed on a prorated basis in line with the prepaid amount of the debt.
The decrease of $1.4 million for the three months ended June 30, 2024 compared to the same period in 2023 was primarily due to the January 2024 voluntary prepayments the Company made on the first lien debt. The increase of $4.3 million for the six months ended June 30, 2024 compared to the same period in 2023 was primarily due to the $6.9 million of accelerated amortization of original issue discount and issuance costs related to the voluntary prepayments.
Interest income
Interest income totaled $1.1 million and $2.4 million for the three and six months ended June 30, 2024, respectively, compared to $2.1 million and $4.1 million, respectively, for the same periods in 2023. In July 2022, the Company began investing the majority of its cash balances in AAAm rated U.S. Government Money Market Funds that are readily convertible to cash. These investments earned the Company $0.8 million and $1.8 million in interest during the three and six months ended June 30, 2024, respectively, and $1.7 million and $3.4 million, respectively, for the same periods in 2023. In addition, the Company earned $0.3 million and $0.6 million on its Restricted cash during the three and six months ended June 30, 2024, respectively, as compared with $0.4 million and $0.7 million, respectively, for the same periods in 2023.
Other income, net
For the three and six months ended June 30, 2024, the Company recognized Other income of $3.3 million and $4.6 million, respectively, compared to $0.1 million and $0.3 million, respectively, for the same periods in 2023. The increase of $4.3 million for the six months ended June 30, 2024 included a $3.6 million gain on the sale of patents and a $1.6 million gain on a non-refundable deposit, partially offset by an unrealized loss on securities of $0.5 million and a loss of $0.1 million on the sale of equipment.

Income taxes
The Company incurred Nil net income tax expense or benefit for both the six months ended June 30, 2024 and June 30, 2023. See Note 16 – Income Taxes.
Liquidity and Capital Resources
General
The Company’s Cash and cash equivalents at June 30, 2024, were $58.5 million, as compared with $106.2 million at December 31, 2023. As discussed in Note 14 – Stockholders’ Equity in the Notes to the Financial Statements, the Company raised cash through its ATM Program as follows:
•On June 2, 2023, the Company filed a prospectus supplement reactivating the ATM Program and as of December 31, 2023, there was common stock available for issuance under the ATM Program with an aggregate offering sales price of up to $360.3 million. On March 19, 2024, the Company filed a prospectus supplement subject to Instruction I.B.6. to Form S-3, which is referred to as the baby shelf rule. For so long as the Company’s public float is less than $75.0 million, it may not sell more than the equivalent of one-third of its public float during any 12 consecutive months pursuant to the baby shelf rules. The prospectus supplement updated the remaining number of shares that the Company may sell through the ATM Program to an aggregate offering price of up to $15.3 million. On April 11, 2024, the Company’s public float exceeded the $75.0 million baby shelf threshold and on May 15, 2024, the Company filed a prospectus supplement subject to Instruction I.B.6 to Form S-3 updating the remaining number of shares that the Company may sell through the ATM Program to an aggregate offering price of up to $100.0 million.
•On May 15, 2024, the Company filed a new $350.0 million prospectus subject to Instruction I.B.6 to Form S-3, referred to as a universal shelf registration statement, that included the New ATM Program. The universal shelf registration statement became effective on May 31, 2024, at 4:00 p.m. Eastern Daylight Time, which replaced the prior universal shelf registration statement that was originally filed June 30, 2021.
•For the six months ended June 30, 2024, the Company sold 2,992,547 shares of common stock for aggregate gross proceeds, before commissions and offering expenses, of $10.4 million. The Company sold 2,474,859 shares of common stock for aggregate gross proceeds, before commissions and offering expenses, of $9.2 million during the second quarter of 2024 and the Company sold 517,688 shares of common stock for aggregate gross proceeds, before commissions and offering expenses, of $1.2 million in the first quarter of 2024.
•There were no sales of common stock under the New ATM Program during June 2024, accordingly up to $100.0 million of common stock was available for issuance under the New ATM Program at June 30, 2024.
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
Cash and liquidity
The Company has placed substantially all its unrestricted cash in operating and investing accounts with well-capitalized financial institutions, thereby ensuring balances remain readily available. The Company uses AAAm rated U.S. Government Money Market Funds for its unrestricted cash investments. Due to the nature of its operations and the composition of current assets, Cash and cash equivalents, Income tax receivable, and Assets held-for-sale represent substantially all the liquid assets on hand.
The following table summarizes projected sources of future liquidity, as recorded within the Financial Statements (in thousands):

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$58,548	$106,210
Income tax receivable	1,530	1,530
Assets held-for-sale(1)(2)	6,848	5,598
Total projected sources of future liquidity	$66,926	$113,338
(1)In May 2024, the Company entered into an Equipment Purchase Agreement to sell two substation transformers for consideration of $2.0 million. As of June 30, 2024, the Company has received $0.3 million in non-refundable deposit payments.
(2)In August 2022, the Company entered into an Equipment Purchase Agreement to sell one ball mill and one SAG mill for consideration of $12.0 million. The agreement was amended in December 2022 to include two substation transformers for an additional amount of $1.6 million for a total amended equipment purchase price of $13.6 million, of which the Company had received payments totaling $1.6 million. As of December 31, 2023, the total deposit payments received was $1.6 million. Effective March 1, 2024, the buyer terminated a portion of the Equipment Purchase Agreement and effective April 5, 2024, the entire Equipment Purchase Agreement was terminated. Because the sale did not materialize, $1.5 million of the nonrefundable deposit payments was recognized as Other income in the first quarter of 2024, and $0.1 million of the nonrefundable deposit payments recognized as Other income in the second quarter of 2024.
Six months ended June 30, 2024 compared to six months ended June 30, 2023
The following table summarizes sources and uses of cash for the following periods (in thousands):

	Six Months Ended June 30,
	2024	2023
Net loss	$(33,930)	$(27,798)
Net non-cash adjustments	14,984	7,944
Net change in operating assets and liabilities	(1,385)	(2,580)
Net cash used in operating activities	(20,331)	(22,434)
Net cash provided by (used in) investing activities	1,268	(623)
Net cash used in financing activities	(28,004)	(1,163)
Net decrease in cash	(47,067)	(24,220)
Cash, cash equivalents, and restricted cash, beginning of period	132,550	175,966
Cash, cash equivalents, and restricted cash, end of period	$85,483	$151,746

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	58,548	106,210
Restricted cash	$26,935	$26,340
Cash, cash equivalents, and restricted cash, end of period	$85,483	$151,746

Cash used in operating activities
During the six months ended June 30, 2024, the Company used $20.3 million of cash in operating activities primarily attributable to a net loss of $33.9 million, the cash impact of which was $18.9 million. There was a $1.4 million deficit to working capital, including cash used for Other liabilities of $1.8 million. The largest non-cash items included in Net loss for the six months ended June 30, 2024, were Non-cash interest expense of $12.4 million and non-cash Asset retirement obligation adjustments of $4.0 million.
During the six months ended June 30, 2023, the Company used $22.4 million of cash in operating activities primarily attributable to a net loss of $27.8 million, the cash impact of which was $19.9 million. There was a $2.6 million deficit to working capital with the largest non-cash item included in Net loss for the six months ended June 30, 2023 being Non-cash interest expense of $6.0 million.
Cash provided by (used in) investing activities
For the six months ended June 30, 2024, investing activities generated cash of $1.3 million, comprised of Proceeds from the sale of patents of $1.4 million and Proceeds from the sale of equipment of $0.3 million, partially offset by Additions to property, plant, and equipment of $0.4 million.

For the six months ended June 30, 2023, investing activities used cash of $0.6 million primarily attributable to Additions to property, plant, and equipment of $0.7 million, partially offset by Proceeds from the sale of equipment of $0.1 million.
Cash used in financing activities
For the six months ended June 30, 2024, financing activities used cash of $28.0 million that was primarily related to principal payments on debt and notes payable including the $38.0 million voluntary prepayment of the first lien debt and $10.1 million from the Issuance of common stock.

For the six months ended June 30, 2023, financing activities used cash of $1.2 million that was primarily related to Principal payments on debt of $1.1 million and Principal payments on notes payable of $0.1 million.
Future capital and cash requirements
The following table provides the Company’s gross contractual cash obligations as of June 30, 2024, which are grouped in the same manner as they are classified in the Unaudited Condensed Consolidated Statement of Cash Flows in order to provide a better understanding of the nature of the obligations and to provide a basis for comparison to historical information. The Company believes that the following provides the most meaningful presentation of near-term obligations expected to be satisfied using current and available sources of liquidity (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating activities:
Sprott Royalty Agreement(1)	$241,199	$—	$—	$—	$241,199
Remediation and reclamation expenditures(2)	99,170	6,061	3,299	—	89,810
Interest payments(3)	5,147	1,765	3,382	—	—
Crofoot Royalty(4)	4,344	—	—	—	4,344
Financing activities:
Repayments of debt principal(5)	95,141	105	15,036	80,000	—
Total	$445,001	$7,931	$21,717	$80,000	$335,353
(1)The Company is required to pay a perpetual royalty equal to 1.5% of the net smelter returns from the Hycroft Mine (“Sprott Royalty Agreement”), payable monthly that also includes an additional amount for withholding taxes payable by the royalty holder. Amounts presented above incorporate mineral resource estimates as reported in the 2023 Hycroft TRS.
(2)Mining operations are subject to extensive environmental regulations in the jurisdictions in which they are conducted, and we are required, upon cessation of operations, to reclaim and remediate the lands that our operations have disturbed. The estimated undiscounted inflated cash outflows of these remediation and reclamation obligations are reflected here. In the above presentation, no offset has been applied for the $58.3 million of our reclamation bonds or for the $26.9 million of cash collateral for those bonds included in Restricted Cash.
(3)Interest payments consist of monthly payments under the Amended and Restated Credit Agreement (“Sprott Credit Agreement”) (as amended by the March 30, 2022 amended agreement (the “Second A&R Agreement”) at the minimum interest rate of 7.5%, monthly interest payments for other debt, and paid in kind interest associated with the subordinated debt paid at maturity.
(4)The Company is required to pay a 4% net profit royalty (Crofoot Royalty), including advance royalty payments of $0.1 million in any year where mining occurs on the Crofoot claims and an additional $0.1 million if tons mined from the Crofoot claim blocks exceed 5.0 million tons. See Note 22 – Commitments and Contingencies in the Notes to the Financial Statements for additional information. Amounts shown represent the current estimates of cash payment timing using consensus pricing for gold and silver.
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
The Sprott Credit Agreement (as amended by the Second A&R Agreement and the Second Amendment to the Second A&R Agreement) contains covenants that, among other things, restrict or limit the ability of the Company to enter into encumbrances (other than Permitted Encumbrances), incur indebtedness (other than Permitted Indebtedness), dispose of its assets (other than Permitted Disposals), pay dividends, and purchase or redeem shares, as such terms are defined in the Sprott Credit Agreement (as amended by the Second A&R Agreement and the Second Amendment to the Second A&R Agreement). The Sprott Credit Agreement (as amended by the Second A&R Agreement and the Second Amendment to the Second A&R Agreement) requires the Company to ensure that, at all times, both its Working Capital and Unrestricted Cash are at least $15.0 million, as such terms are defined in the Sprott Credit Agreement (as amended by the Second A&R Agreement and the Second Amendment to the Second A&R Agreement), and that at least every six months the Company demonstrates its ability to repay and meet all present and future obligations as they become due with a financial model that uses consensus gold prices discounted by 5.0%. The Subordinated Notes include customary events of default, including those relating to a failure to pay principal or interest, a breach of a covenant, representation or warranty, a cross-default to other indebtedness, and non-compliance with security documents. As of June 30, 2024, the Company was in compliance with all covenants under its debt agreements.
On March 9, 2023, the Company entered into a letter agreement (the “Waiver and Amendment”), by and between the Company, the (“Lender”), and Sprott Private Resource Lending II (Co) Inc. (“SPRL II” and together with the Lender, the “Sprott Parties”). Pursuant to the terms of the Sprott Credit Agreement, the Company agreed that while any indebtedness is outstanding under the Sprott Credit Agreement or while the credit facility under the Sprott Credit Agreement remains available to the Company, the Company and guarantors under the Sprott Credit Agreement would not undertake certain corporate actions without the Lender’s prior written consent.
On May 24, 2023, the Company’s stockholders approved a proposed amendment of the Company’s second amended and restated certificate of incorporation (the “Certificate of Incorporation”) to effectuate a reverse stock split of the Company’s outstanding shares of Class A common stock, par value $0.0001 per share, at a ratio of no less than 1-for-10 and no more than 1-for-25, with such ratio to be determined at the sole discretion of the Board (the “Reverse Stock Split”). Pursuant to the terms of the Waiver and Amendment, Lender agreed to waive certain provisions of the Sprott Credit Agreement so that the Company may effectuate the proposed Reverse Stock Split of the Company’s common stock, including amendment of the Certificate of Incorporation necessary to effectuate the Reverse Stock Split. The Company notified the Nasdaq Stock Market LLC on October 26, 2023, that the Board of Directors approved filing the amendment to the Certificate of Incorporation in order that the Reverse Stock Split will be effective on November 14, 2023, at a ratio of 1-for-10. Except as set forth in the Waiver and Amendment, the Sprott Credit Agreement remains in full force and effect.
On January 5, 2024, the Company voluntarily pre-paid $34.7 million of the first lien loan, along with $3.3 million for the additional interest balance, totaling $38.0 million with a remaining outstanding balance of $15.0 million. As a result of this payment, the applicable margin was reduced by 100 basis points through the final payment.

Off-balance sheet arrangements
As of June 30, 2024, the Company’s off-balance sheet arrangements consisted of a net profit royalty arrangement and a net smelter royalty arrangement (see Note 22 – Commitments and Contingencies in the Notes to the Financial Statements).
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
The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act as of June 30, 2024.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2024 to provide such reasonable assurance that information required to be disclosed by us, including our consolidated subsidiaries, in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure and is recorded, processed, summarized, and reported within the time periods specified in SEC’s rules and forms.
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
Changes in Internal Control Over Financial Reporting
There were no significant changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
(c)During the quarter ended June 30, 2024, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

ITEM 6. EXHIBITS
(a)Exhibits

Exhibit Number	Description
,

10.1
Employment Agreement, dated as of May 29, 2024, by and between the registrant and Rebecca A. Jennings (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 30, 2024)†

10.2
Employment Agreement, dated as of May 28, 2024, by and between the registrant and David B. Thomas (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on May 30, 2024)†

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

HYCROFT MINING HOLDING CORPORATION (Registrant)

Date: August 6, 2024	By:	/s/ Diane R. Garrett
Diane R. Garrett President and Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2024	By:	/s/ Stanton Rideout
Stanton Rideout Executive Vice President and Chief Financial Officer (Principal Financial Officer and Accounting Officer)