Form 10-Q
period 2024-09-30
HYCROFT MINING HOLDING CORP
filed 2024-11-05
CIK 1718405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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

As of November 4, 2024, there were 24,753,691 shares of the Company’s common stock and no shares of the Company’s preferred stock issued and outstanding.

HYCROFT MINING HOLDING CORPORATION
Quarterly Report on Form 10-Q

ITEM I. FINANCIAL STATEMENTS

HYCROFT MINING HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	September 30, 2024	December 31, 2023
	(unaudited)
Assets:
Cash and cash equivalents	$55,834	$106,210
Prepaids and deposits – Note 3	4,277	3,326
Income tax receivable – Note 25	1,530	1,530
Supplies inventories, net – Note 4	1,445	1,834
Securities available-for-sale – Notes 5 and 10	708	—
Interest receivable	326	667
Other receivables	7	—
Current assets	64,127	113,567
Property, plant, and equipment, net – Note 6	51,964	53,091
Restricted cash – Note 7	27,240	26,340
Assets held-for-sale – Note 8	4,383	7,148
Securities available-for-sale – Notes 5 and 10	708	—
Prepaids – Note 3	600	1,547
Total assets	$149,022	$201,693
Liabilities:
Asset retirement obligation – Note 13	$4,044	$3,172
Accounts payable and accrued expenses	3,183	1,631
Debt, net – Notes 11 and 22	79	2,330
Contract liabilities – Note 12	—	1,550
Other liabilities – Note 9	2,278	3,063
Current liabilities	9,584	11,746
Debt, net – Notes 11 and 22	122,026	142,617
Deferred gain on sale of royalty	29,839	29,839
Asset retirement obligation – Note 13	10,695	4,801
Warrant liabilities – Notes 10 and 14	10	26
Other liabilities – Note 9	2	8
Total liabilities	172,156	189,037
Commitments and contingencies – Note 23
Stockholders’ equity – Note 15
Common stock, $0.0001 par value; 1,400,000,000 shares authorized; 24,132,592 issued and outstanding at September 30, 2024, and 20,736,612 issued and outstanding at December 31, 2023, respectively	21	21
Additional paid-in capital	750,177	737,810
Accumulated deficit	(773,332)	(725,175)
Total stockholders’ (deficit) equity	(23,134)	12,656
Total liabilities and stockholders’ (deficit) equity	$149,022	$201,693
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

HYCROFT MINING HOLDING CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses:
Projects, exploration, and development	$4,665	$7,200	$14,621	$15,974
General and administrative	4,405	2,765	11,225	9,810
Asset retirement obligation adjustment – Note 13	2,297	—	6,261	—
Mine site period costs – Note 17	1,740	2,694	6,800	9,325
Depreciation and amortization – Note 6	523	726	1,706	2,155
Accretion – Note 13	372	186	899	558
Gain on settlement of accrued liability	—	—	—	(1,151)
Loss from operations	(14,002)	(13,571)	(41,512)	(36,671)
Other expense (income):
Other income, net – Note 18	2,403	457	6,980	723
Interest income	1,029	2,100	3,382	6,159
Write-down of supplies inventories – Note 4	(366)	—	(378)	—
Interest expense, net – Note 11	(3,292)	(4,698)	(16,630)	(13,721)
Net loss	$(14,228)	$(15,712)	$(48,158)	$(43,510)

Loss per share:
Basic and diluted – Note 20	$(0.59)	$(0.78)	$(2.13)	$(2.16)
Weighted average shares outstanding:
Basic and diluted – Note 20	24,058,560	20,195,402	22,619,146	20,102,136
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

HYCROFT MINING HOLDING CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows used in operating activities:
Net loss	$(48,158)	$(43,510)
Adjustments to reconcile net loss for the period to net cash used in operating activities:
Non-cash interest expense – Note 11	15,249	9,096
Asset retirement obligation adjustments – Note 13	6,261	—
Stock-based compensation – Note 16	2,083	2,200
Depreciation and amortization – Notes 2 and 6	1,706	2,155
Accretion – Note 13	899	558
Unrealized loss on securities – Note 5	777	—
Write-down of supplies inventories – Note 4	378	—
Gain on settlement of accounts payable	—	(1,151)
Gain on fair value adjustment for warrant liabilities – Notes 10 and 12	(11)	(182)
Gain on forfeiture of non-refundable deposit – Notes 8 and 12	(1,550)	—
Gain on sale of equipment, net – Note 18	(2,505)	(541)
Gain on sale of patents and intellectual property – Note 5	(3,641)	—
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	1,153	(1,416)
Interest receivable	341	(59)
Supplies inventories, net – Note 4	11	(4)
Contract liabilities – Note 12	—	100
Prepaids – Note 3	(3)	(1,392)
Other receivables	(7)	2,771
Other liabilities – Note 9	(785)	(556)
Net cash used in operating activities	(27,802)	(31,931)
Cash flows provided by (used in) investing activities:
Proceeds from sale of equipment	5,671	559
Proceeds from sale of patents and intellectual property – Note 5	1,447	—
Additions to property, plant, and equipment	(979)	(851)
Net cash provided by (used in) by investing activities	6,139	(292)
Cash flows used in financing activities:
Proceeds from issuance of common stock, net of issuance costs – Note 15	10,278	—
Principal payments on notes payable	(96)	(95)
Principal payments on debt – Note 11	(37,995)	(1,650)
Net cash used in financing activities	(27,813)	(1,745)
Net decrease in cash, cash equivalents, and restricted cash	(49,476)	(33,968)
Cash, cash equivalents, and restricted cash, beginning of period	132,550	175,966
Cash, cash equivalents, and restricted cash, end of period	$83,074	$141,998
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$55,834	$106,911
Restricted cash	27,240	35,087
Total cash, cash equivalents, and restricted cash	$83,074	$141,998
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

HYCROFT MINING HOLDING CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance at January 1, 2024	20,736,612	$21	$737,810	$(725,175)	$12,656
Issuance of common stock – Note 15	517,688	—	1,160	—	1,160
Stock-based compensation costs	—	—	679	—	679
Vesting of restricted stock units	2,595	—	—	—	—
Net loss	—	—	—	(20,749)	(20,749)
Balance at March 31, 2024	21,256,895	$21	$739,649	$(745,924)	$(6,254)
Issuance of common stock – Note 15	2,474,859	—	8,898	—	8,898
Stock-based compensation costs	—	—	801	—	801
Vesting of restricted stock units	290,397	—	—	—	—
5-Year Private Warrants transferred to 5-Year Public Warrants – Notes 14 and 15	—	—	5	—	5
Net loss	—	—	—	(13,180)	(13,180)
Balance at June 30, 2024	24,022,151	$21	$749,353	$(759,104)	$(9,730)
Issuance of common stock – Note 15	89,118	—	220	—	220
Stock-based compensation costs	—	—	604	—	604
Vesting of restricted stock units	21,323	—	—	—	—
5-Year Private Warrants transferred to 5-Year Public Warrants – Notes 14 and 15	—	—	—	—	—
Net loss	—	—	—	(14,228)	(14,228)
Balance at September 30, 2024	24,132,592	$21	$750,177	$(773,332)	$(23,134)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2023	20,027,065	$20	$733,437	$(670,151)	$63,306
Stock-based compensation costs	—	—	608	—	608
5-Year Private Warrants transferred to 5-Year Public Warrants – Notes 14 and 15	—	—	531	—	531
Net loss	—	—	—	(13,909)	(13,909)
Balance at March 31, 2023	20,027,065	$20	$734,576	$(684,060)	$50,536
Stock-based compensation costs	—	—	952	—	952
Vesting of restricted stock units	168,336	—	—	—	—
5-Year Private Warrants transferred to 5-Year Public Warrants – Notes 14 and 15	—	—	15	—	15
Net loss	—	—	—	(13,889)	(13,889)
Balance at June 30, 2023	20,195,401	$20	$735,543	$(697,949)	$37,614
Stock-based compensation costs	—	—	640	—	640
Vesting of restricted stock units	17,881	—	—	—	—
5-Year Private Warrants transferred to 5-Year Public Warrants – Notes 14 and 15	—	—	37	—	37
Net loss	—	—	—	(15,712)	(15,712)
Balance at September 30, 2023	20,213,282	$20	$736,220	$(713,661)	$22,579

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
1. Company Overview
Hycroft Mining Holding Corporation and its subsidiaries (collectively, “Hycroft”, the “Company”, “we”, “us”, “our”, “it”, or “HYMC”) is a U.S.-based gold and silver company dedicated to the safe, environmentally responsible, and cost-effective exploration and development of the Hycroft Mine, located in the state of Nevada.
The Company restarted pre-commercial scale open pit mining operations at the Hycroft Mine during the second quarter of 2019 and discontinued mining operations in November 2021 as a result of the then-current and expected ongoing cost pressures for many of the reagents and consumables used at the Hycroft Mine and to further determine the most effective processing method for the sulfide ore. In March 2023, the Company, along with its third-party consultants, completed and filed the Hycroft Property Initial Assessment Technical Report Summary Humboldt and Pershing Counties, Nevada (“2023 Hycroft TRS”) that included a mineral resource estimate utilizing a pressure oxidation (“POX”) process for sulfide mineralization and heap leaching process for oxide and transition mineralization. The Company is focusing on exploration drilling and data analyses, completing technical studies, conducting trade-off studies and alternative analyses for determining the optimal process flow sheet for processing sulfide ores and recovering gold and silver, and maintaining the Hycroft Mine.
Beginning in the fourth quarter of 2023, the Company again began accessing its at-the-market public offering program (“ATM Program”) and on May 31, 2024, the Company replaced the ATM Program with a new $100.0 million at-the-market public offering program (the “New ATM Program”). Through these programs, the Company sold 89,118 and 3,081,665 shares of common stock, generating gross proceeds of $0.2 million and $10.6 million, before commissions and offering expenses, during the three and nine months ended September 30, 2024, respectively. As of September 30, 2024, $99.8 million gross sales price of common stock remained available for issuance under the New ATM Program. As of December 31, 2023, there was $360.3 million gross sales price of common stock available for issuance under the ATM Program. The net proceeds from the ATM Program and the New ATM Program have been and are expected to be used for general corporate purposes, which may include the repayment, refinancing, redemption, or repurchase of existing indebtedness, exploration, working capital, or capital expenditures and other investments. See Note 15 – Stockholders’ Equity for additional information.
2. Summary of Significant Accounting Policies
Basis of presentation
These Unaudited Condensed Consolidated Financial Statements (“Financial Statements”) of the Company have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, these Financial Statements do not include all information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. These Financial Statements should be read in conjunction with the Company’s Audited Consolidated Financial Statements and the notes thereto as of and for the year ended December 31, 2023 (the “2023 Audited Financial Statements”), filed as a part of the Company’s annual report on Form 10-K filed with the SEC on March 14, 2024. The Company continues to follow the accounting policies set forth in the 2023 Audited Financial Statements, with updates discussed below. In the opinion of management, the accompanying Financial Statements include all adjustments necessary for a fair presentation of the Company’s interim financial position, operating results, and cash flows for the periods presented.
Use of estimates
The preparation of the Financial Statements requires management to make estimates and assumptions that affect amounts reported in these Financial Statements and accompanying notes. The more significant areas requiring the use of management estimates and assumptions relate to the useful life of long-lived assets; future mining and processing plans; environmental reclamation and closure costs and timing; and estimates of fair value for long-lived assets, assets held-for-sale, and financial instruments. The Company bases its estimates on historical experience and other assumptions, including drilling and assay data that are believed to be reasonable at the time the estimate is made. Actual results may differ from amounts estimated in these Financial Statements, and such differences could be material. Accordingly, amounts presented in these Financial Statements may not be indicative of results that may be expected for future periods.
Impairment of long-lived assets
Long-lived assets consist of Property, plant, and equipment, net. The Company routinely reviews and evaluates its long-lived assets for impairment to ensure there are no new events or changes in circumstances that would indicate that the related

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
carrying amounts may not be recoverable. Events that may trigger a test for recoverability include, but are not limited to, significant adverse changes to projected revenues, costs, future expansion plans, or changes to federal and state regulations (with which the Company must comply) that may adversely impact the Company’s current or future operations. An impairment is determined to exist if the total projected future cash flows on an undiscounted basis are less than the carrying amount of a long-lived asset group. If cash flows are not available, then the market approach would be used to calculate the fair value based on comparable transactions. An impairment loss is measured and recorded based on the excess carrying value of the impaired long-lived asset group over fair value.
In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. The Company’s estimates of future cash flows and estimates of fair value are based on numerous assumptions and are subject to significant risks and uncertainties. See Note 6 – Property, Plant, and Equipment, Net for additional information.
As of September 30, 2024, the Company completed its evaluation and determined no impairment was necessary.
Recent Accounting Pronouncements
Recently adopted accounting pronouncements
In June 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions to clarify the guidance when measuring the fair value of an equity security subject to contractual sale restrictions that prohibit the sale of an equity security. This update became effective at the beginning of the Company’s 2024 fiscal year. The adoption of this standard did not have a material impact on the Company’s Financial Statements and related disclosures.
New accounting pronouncements not yet adopted
In March 2024, the FASB issued ASU 2024-02, Codification Improvements—Amendments to Remove References to the Concepts Statements. The amendments are considered to be codification improvements only and therefore are not expected to significantly affect current accounting practice. The guidance is to clarify guidance, simplify wording or structure of guidance, and other minor improvements. The new guidance is effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact that adopting this update will have on its Financial Statements and related disclosures.
3. Prepaids and Deposits
The following table provides the components of Prepaids and deposits, current and non-current (in thousands):

	September 30, 2024	December 31, 2023
Prepaids and deposits, current:
Prepaids:
Insurance	$1,843	$1,631
Surety bond fees	1,017	643
License fees	395	280
Mining claims fees and permit fees	784	495
Other	43	73
Deposits	195	204
Total	$4,277	$3,326

Prepaids, non-current:
Insurance	$—	$947
Royalty – advance payment on Crofoot Royalty	600	600
Total	$600	$1,547

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
4. Supplies Inventories
As of September 30, 2024 and December 31, 2023, Supplies inventories, net was $1.4 million and $1.8 million, respectively. During both the three and nine months ended September 30, 2024, the Company recorded a Write-down of supplies inventories of $0.4 million due to obsolescence, as compared to nil for both the same periods ended 2023. The Company maintains inventory reserves to account for potential losses due to inventory obsolescence, damage, or other factors that could affect the value of its inventory.
5. Securities Available-For-Sale
On June 4, 2024, the Company sold patents, patent applications, and select technology rights and assets for $3.6 million, consisting of $1.5 million in cash and $2.1 million in common shares of a publicly traded Canadian gold mining company (“Payment Shares”). During the three and nine months ended September 30, 2024, the Company recorded an unrealized loss on securities available-for-sale of $0.3 million and $0.8 million, respectively, as compared to nil for both the same periods ended 2023.
The following table provides the components of Securities available-for-sale (in thousands):

	September 30, 2024	December 31, 2023
Securities available-for-sale, current	$708	$—
Securities available-for-sale, non-current(1)	708	—
Total(2)	$1,416	$—
(1)Securities available-for-sale, non-current are classified as such because they are restricted from sale within the next 12 months. For one year from closing date of June 4, 2024, the Company will not sell, transfer, assign, or dispose of the Payment Shares without mutual written agreement from both parties. Starting one year after closing, the Company may sell up to 25% of the Payment Shares every three months, subject to certain conditions.
(2)The value of Securities available-for-sale was determined using the closing price on the last day of the period as quoted on the TSX Venture Exchange. See Note 10 – Fair Value Measurements for additional information.
6. Property, Plant, and Equipment, Net
The following table provides the components of Property, plant, and equipment, net (in thousands):

	Depreciation Life or Method	September 30, 2024	December 31, 2023
Production leach pads	Units-of-production	$11,190	$11,190
Test leach pads	18 months	6,241	6,241
Process equipment	5 - 15 years	17,881	17,556
Buildings and leasehold improvements	10 years	9,272	9,419
Mine equipment	5 - 7 years	4,998	4,732
Vehicles	3 - 5 years	1,854	1,700
Furniture and office equipment	7 years	713	713
Mineral properties	Units-of-production	50	50
Construction in progress and other		35,504	35,504
		87,703	87,105
Less, accumulated depreciation and amortization		(35,739)	(34,014)
Total		$51,964	$53,091
During the three and nine months ended September 30, 2024, depreciation expense related to Property, plant, and equipment, net was $0.5 million and $1.7 million, respectively, as compared to $0.7 million and $2.2 million, respectively, for the same periods ended 2023.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
7. Restricted Cash
The following table provides the components of Restricted cash (in thousands):

	September 30, 2024	December 31, 2023
Surety bond cash collateral	$27,187	$26,287
Credit card cash collateral	53	53
Total	$27,240	$26,340
As of September 30, 2024 and December 31, 2023, the Company had $27.2 million and $26.3 million, respectively, in surface management surety bonds, totaling $58.7 million. Of this total, $58.3 million secured the financial assurance requirements for the Hycroft Mine. The remaining portion is related to the financial assurance requirements for the adjacent water supply well field and exploration. Events or circumstances that would necessitate the guarantor’s performance include a deteriorating financial condition or a breach of contract. Periodically, the Company may need to provide collateral to support these instruments. When the specified requirements are met, the party holding the related instrument cancels and/or returns it to the issuing entity. The Company is confident that it currently complies with all relevant bonding obligations.
During the three and nine months ended September 30, 2024, the Company earned $0.3 million and $0.9 million, respectively, of Interest income on a portion of its cash collateral. During the three and nine months ended September 30, 2023, the Company earned $0.4 million and $1.1 million, respectively, of Interest income on a portion of its cash collateral. Interest received on cash collateral balances is restricted as to its use and is included as an increase to Restricted cash with a corresponding recognition of Interest income when earned.
8. Assets Held-For-Sale
As of September 30, 2024 and December 31, 2023, Assets held-for-sale consisted of equipment not-in-use of $4.4 million and $7.1 million, respectively.
In July 2024, the Company entered into an Equipment Purchase Agreement to sell one ball mill for $4.0 million, before commissions and expenses. For both the three and nine months ended September 30, 2024, the Company recorded a $2.8 million reduction to equipment not-in-use for the sale of the ball mill and recognized $0.7 million as Other income related to this sale.
In August 2022 and with subsequent amendments, the Company entered into an Equipment Purchase Agreement to sell equipment totaling $13.6 million. Under the terms of the agreement, the Company received $1.6 million in nonrefundable deposit payments. Effective March 1, 2024, the buyer terminated a portion of the Equipment Purchase Agreement related to one ball mill and one semi-autogenous (“SAG”) mill and effective April 5, 2024, the buyer terminated the balance of the Equipment Purchase Agreement. In accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers, because the sale did not materialize, the Company recognized $1.6 million as Other income during the nine months ended September 30, 2024, to account for the gain on forfeiture of non-refundable deposits.
9. Other Liabilities
The following table summarizes the components of Other liabilities (in thousands):

	September 30, 2024	December 31, 2023
Other liabilities, current:
Accrued compensation and benefits	$2,225	$3,000
Accrued directors fees	39	38
Operating lease liability	14	25
Total	$2,278	$3,063

Other liabilities, non-current:
Operating lease liability	$2	$8

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
10. Fair Value Measurements
Recurring fair value measurements
The following table sets forth by level within the fair value hierarchy, the Company’s liabilities measured at fair value on a recurring basis (in thousands):

	Hierarchy Level	September 30, 2024	December 31, 2023
Securities available-for-sale, current	1	$708	$—
Securities available-for-sale, non-current	1	708	—
Total(1)		$1,416	$—

5-Year Private Warrants(2)	2	$10	$26
(1)     The value of Securities available-for-sale was determined using the closing price on the last day of the period as quoted on the TSX venture Exchange. See Note 5 – Securities Available-For-Sale for additional information.
(2)     The 5-Year Private Warrants are valued using a Black-Scholes model that requires a variety of inputs, including the Company’s stock price, the strike price of the 5-Year Private Warrants, the risk-free rate, and the implied volatility. The terms of the 5-Year Private Warrants are identical to the terms of the 5-Year Public Warrants except that the 5-Year Private Warrants, while held by certain holders or their permitted transferees, are precluded from mandatory redemption and are entitled to be exercised on a “cashless basis” at the holder’s election. The implied volatility used in the Black-Scholes model is calculated using a generalized autoregressive conditional heteroskedasticity model of the 5-Year Public Warrants that factors in the restrictive redemption and cashless exercise features of the 5-Year Private Warrants. The Company updates the fair value calculation at least quarterly, or more frequently when changes in circumstances or assumptions indicate a change from the existing carrying value. See Note 14 – Warrant Liabilities for additional information on the fair value of the Company’s liability classified warrants.
Items disclosed at fair value
The Sprott Credit Agreement and the Subordinated Notes are privately held and, as such, there is no public market or trading information available for such debt instruments. As of September 30, 2024 and December 31, 2023, the estimated fair value of the Company’s debt instruments was $111.3 million and $149.2 million, respectively, compared to the carrying value of $122.1 million and $144.9 million, respectively. The estimated fair value of the principal of the Company’s debt instruments, including capitalized interest, was determined using a market approach in which pricing information for publicly traded, non-convertible debt instruments with speculative ratings was analyzed to derive a mean trading multiple to apply to the September 30, 2024 and December 31, 2023 balances.
11. Debt, Net
Second Amendment to the Second Amended and Restated Credit Agreement (“Second A&R Agreement”)
On July 1, 2023, the Company entered into the Second Amendment to the Second A&R Agreement, by and between the Company, Sprott Private Resource Lending II (Collector), LP (the “Lender”), Sprott Resource Lending Corp. (“Arranger” and together with the Lender, the “Sprott Parties”), and certain subsidiaries of the Company as guarantors. The Second Amendment to the Second A&R Agreement amends the Second A&R Agreement dated March 30, 2022, which in turn amended the Amended and Restated Credit Agreement, dated as of May 29, 2020 (as amended, restated, supplemented or otherwise modified from time to time, the “Sprott Credit Agreement”).
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

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
Debt covenants
The Company’s debt agreements contain representations and warranties, events of default, restrictions and limitations, reporting requirements, and covenants that are customary for agreements of these types.
As of September 30, 2024, the Company was in compliance with all financial covenants under its debt agreements.
Debt balances
The following table summarizes the components of Debt, net (in thousands):

	September 30, 2024	December 31, 2023
Debt, net, current:
Sprott Credit Agreement	$—	$2,200
Notes payable	79	130
Total	$79	$2,330

Debt, net, non-current:
Sprott Credit Agreement, net of original issue discount of $2,068 as of September 30, 2024, and $10,500 as of December 31, 2023, net of amortization	$12,932	$42,530
Subordinated Notes	109,454	101,639
Notes payable	29	76
Less, debt issuance costs	(389)	(1,628)
Total	$122,026	$142,617
The following table summarizes the Company’s contractual payments of Debt, net, including current maturities, for the five years subsequent to September 30, 2024 (in thousands):

October 1, 2024 through December 31, 2024	$33
2025	54
2026	22
2027	124,453
2028	—
Sub-total	124,562
Less, original issue discount of $18,262, net of accumulated amortization	(2,068)
Less, debt issuance costs of $4,498, net of accumulated amortization	(389)
Total debt, net	$122,105

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
Interest expense
The following table summarizes the components of recorded Interest expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Sprott Credit Agreement(1)	$439	$1,600	$1,380	$4,620
Subordinated Notes(2)	2,669	2,418	7,814	7,085
Amortization of original issue discount(3)	149	562	448	1,665
Amortization of debt issuance costs(3)	34	117	114	346
Other interest expense	1	1	3	5
Accelerated amortization of original issue discount and issuance costs(4)	—	—	6,871	—
Total	$3,292	$4,698	$16,630	$13,721
(1)The Sprott Credit Agreement bears interest monthly at a floating rate of SOFR plus 6.0% and the current effective interest rate is 18.1% including amortization.
(2)The Subordinated Notes bear interest at 10.0% per annum (non-cash), payable in-kind on a quarterly basis.
(3)The effective interest rate for the amortization of the discount and issuance costs, as of September 30, 2024, was 1.6%.
(4)January 5, 2024, the Company voluntarily pre-paid $34.7 million of the first lien loan, along with $3.3 million for the additional interest balance, totaling $38.0 million, and the Company charged Interest expense $6.9 million for accelerated amortization of original issue discount and issuance costs associated with the prepayment.
12. Contract Liabilities
As of September 30, 2024 and December 31, 2023, Contract liabilities were nil and $1.6 million, respectively.
As of December 31, 2023, the Company had received non-refundable deposit payments totaling $1.6 million in accordance with the Equipment Purchase Agreement for one SAG mill, one ball mill, and two substation transformers. Effective March 1, 2024, the buyer terminated a portion of the Equipment Purchase Agreement related to one ball mill and one SAG mill and effective April 5, 2024, the buyer terminated the balance of the Equipment Purchase Agreement. Because the sale did not materialize, the Company recognized $1.6 million as Other income during the nine months ended September 30, 2024, to account for the to account for the gain on forfeiture of non-refundable deposits. See Note 8 – Assets Held-For-Sale for additional information.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
13. Asset Retirement Obligation
The following table summarizes changes in the Company’s Asset retirement obligation (“ARO”) (in thousands):

	September 30, 2024	December 31, 2023
Balance, beginning of period	$7,973	$10,302
Accretion	899	1,087
Spending	(394)	(529)
Change in estimates	6,261	(2,887)
Balance, end of period	$14,739	$7,973

Current	$4,044	$3,172
Non-current	$10,695	$4,801
During the three and nine months ended September 30, 2024, the Company recognized an Asset retirement obligation adjustment in accordance with the change in estimate of $2.3 million and $6.3 million, respectively.
The change in estimate for the three months ended September 30, 2024, was primarily due to:
•Increased labor, laboratory testing, equipment, and material costs for reclamation activities based on the new 2024 Standardized Reclamation Cost Estimator Unit Cost Data.
•A changed scope of work requiring additional volumes of cover material for the Crofoot Heap Leach Pad.
The change in estimate for the nine months ended September 30, 2024, was primarily due to:
•The above factors during the three months ended September 30, 2024.
•A revised engineering design change required by the Nevada Department of Environmental Protection for the placement of an impervious cover on the Crofoot Heap Leach Pad.
•Adjustments to the project timeline, with work now scheduled to begin in 2024 and be completed by the end of 2027.
•As a result of the project now scheduled to begin in 2024, the Company reached out for third-party quotes, which identified the need for additional equipment, longer haul distances, and other costs exceeding prior estimates.
The Company does not have mineral reserves, and accordingly, all related costs are expensed until mineral reserves are established.
14. Warrant Liabilities
5-Year Private Warrants
The Company’s outstanding warrant liabilities include 5-Year Private Warrants. The 5-Year Private Warrants cannot be redeemed and can be exercised on a cashless basis if the 5-Year Private Warrants are held by the initial purchasers or their permitted transferees. If the 5-Year Private Warrants are transferred to someone other than the initial purchasers or their permitted transferees, such warrants become redeemable by the Company under substantially the same terms as the 5-Year Public Warrants. Since the original issue of private warrants, 9,569,400 5-Year Private Warrants have been transferred to someone other than the initial purchasers or their permitted transferees and they are now treated as 5-Year Public Warrants. For the three and nine months ended September 30, 2024, transfers from 5-Year Private Warrants to 5-Year Public Warrants totaled nil and 194,822, respectively. For the three and nine months ended September 30, 2023, transfers from 5-Year Private Warrants to 5-Year Public Warrants totaled 1,618,933 and 8,159,424, respectively.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
The following tables summarize the Company’s 5-Year Private Warrants(1) (in thousands, except warrant amounts):

Balance at		Fair Value		Transfers to		Balance at
December 31, 2023		Adjustments(1)		5-Year Public Warrants		September 30, 2024
Warrants	Amount	Warrants	Amount	Warrants	Amount	Warrants	Amount
865,422	$26	—	$(11)	(194,822)	$(5)	670,600	$10

Balance at		Fair Value		Transfers to		Balance at
December 31, 2022		Adjustments(1)		5-Year Public Warrants		September 30, 2023
Warrants(2)	Amount	Warrants(2)	Amount	Warrants(2)	Amount	Warrants(2)	Amount
9,126,515	$786	—	$(182)	(8,159,424)	$(583)	967,091	$21
(1)Liability classified warrants are subject to fair value remeasurement at each balance sheet date in accordance with ASC Topic 815-40, Contracts on Entity’s Own Equity. As a result, fair value adjustments related exclusively to the Company’s liability classified warrants. See Note 10 – Fair Value Measurements for additional information on the fair value of the Company’s liability classified warrants.
(2)On November 14, 2023, the Company effectuated a 1-for-10 reverse stock split, after which 10 warrants were required to purchase one share of common stock.
The following table summarizes additional information on the Company’s 5-Year Private Warrants as of September 30, 2024:

Exercise Price	Exercise Period	Expiration Date	Warrants Outstanding
$11.50	5 years	May 29, 2025	670,600
15. Stockholders’ Equity
At-the-market offering
•On June 2, 2023, the Company filed a prospectus supplement reactivating the ATM Program. As of December 31, 2023, $360.3 million gross sales price of common stock was available for issuance under the ATM Program. On March 19, 2024, the Company filed a prospectus supplement under the baby shelf rule (Instruction I.B.6. of Form S-3), limiting sales to one-third of its public float over any 12-month period while the public float remained below $75.0 million. This supplement revised the maximum shares available for sale through the ATM Program to $15.3 million. However, on April 11, 2024, the Company’s public float exceeded $75.0 million, and a new prospectus supplement filed on May 15, 2024, increased the available shares for sale under the ATM Program to an aggregate offering price of $100.0 million.
•On May 15, 2024, the Company filed a new $350.0 million prospectus subject to Instruction I.B.6 to Form S-3, referred to as a universal shelf registration statement, that included the New ATM Program. The universal shelf registration statement became effective on May 31, 2024, at 4:00 p.m. Eastern Daylight Time, replacing the prior universal shelf registration statement filed on June 30, 2021.
•During the three and nine months ended September 30, 2024, the Company sold 89,118 and 3,081,665 shares of common stock, respectively, for aggregate gross proceeds, before commissions and offering expenses of $0.2 million and $10.6 million, respectively.
•As of September 30, 2024, $99.8 million gross sales price of common stock was available for issuance under the New ATM Program.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
Equity Classified Warrants
The following tables summarize the Company’s outstanding equity classified warrants included in Additional paid-in capital:

	Balance at December 31, 2023		Transfers from 5-Year Private Warrants		Balance at September 30, 2024

	Warrants	Amount	Warrants	Amount	Warrants	Amount
5-Year Public Warrants	33,424,476	$29,539	194,822	$5	33,619,298	$29,544
Public Offering Warrants	9,583,334	12,938	—	—	9,583,334	12,938
Private Placement Offering Warrants	46,816,480	25,604	—	—	46,816,480	25,604
Total	89,824,290	$68,081	194,822	$5	90,019,112	$68,086

	Balance at December 31, 2022		Transfers from 5-Year Private Warrants		Balance at September 30, 2023
	Warrants	Amount	Warrants	Amount	Warrants	Amount
5-Year Public Warrants	25,163,383	$28,954	8,159,424	$583	33,322,807	$29,537
Public Offering Warrants	9,583,334	12,938	—	—	9,583,334	12,938
Private Placement Offering Warrants	46,816,480	25,604	—	—	46,816,480	25,604
Total	81,563,197	$67,496	8,159,424	$583	89,722,621	$68,079
The following table summarizes additional information on the Company’s outstanding warrants as of September 30, 2024:

	Exercise price	Exercise period	Expiration date	Warrants outstanding
5-Year Public Warrants	$11.50	5 years	May 29, 2025	33,619,298
Public Offering Warrants	$10.50	5 years	October 6, 2025	9,583,334
Private Placement Offering Warrants	$1.068	5 years	March 15, 2027	46,816,480
16. Stock-Based Compensation
HYMC 2020 Performance and Incentive Pay Plan (“PIPP”)
On May 23, 2024, the Company’s stockholders approved an amendment and restatement to the PIPP that increased the number of authorized shares of common stock available for issuance by 900,000, bringing the total authorized shares under the PIPP to 2,350,800. As of September 30, 2024, all awards granted under the PIPP were in the form of restricted stock units (“RSUs”) to employees and directors of the Company. As of September 30, 2024, there were 966,926 shares available for issuance under the PIPP.
The following table summarizes the Company’s unvested share awards outstanding under the PIPP:

	Nine Months Ended September 30,
	2024	2023
Unvested at beginning of year	607,099	354,715
Granted	435,204	501,691
Canceled/forfeited	(20,014)	(60,052)
Vested	(340,911)	(183,103)
Unvested end of period	681,378	613,251

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
17. Disposal of Carbon
In July 2024, the Company disposed of previously scrapped carbon, which contained gold and silver from processing in prior years, for net cash proceeds of $0.6 million.
In accordance with ASC 705-20, Cost of Sales or Services, the sale of scrap materials or byproducts can be accounted for as a reduction to the cost of sales if these items were generated in the normal course of production and their sale was primarily intended to manage raw material usage or offset production costs. Because the Company does not have cost of sales, during both the three and nine months ended September 30, 2024, the Company recognized net cash proceeds from the sale as a reduction to Mine site period costs of $0.6 million.
18. Other Income (Expense)
The table below summarizes the components reported in Other income (expense) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Other income (expense)
Gain on sale of patents and intellectual property	$—	$—	$3,641	$—
Gain on sale of equipment(1)	2,636	456	2,505	541
Gain on forfeiture of non-refundable deposits	—	—	1,550	—
Other miscellaneous income	50	—	50	—
Gain on fair value adjustment for warrant liabilities	4	1	11	182
Unrealized loss on securities available-for-sale	(287)	—	(777)	—
Total	$2,403	$457	$6,980	$723
(1)The gain on sale of equipment includes proceeds from the May 2024 Equipment Purchase Agreement, in which the Company sold $2.0 million of unused equipment. In the third quarter of 2024, the Company recognized $1.7 million, net of commissions as Other income upon completion of the sale.
19. Income Taxes
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
The Company incurred nil net income tax expense or benefit for both the three and nine months ended September 30, 2024 and 2023. The effective tax rate for the both the three and nine months ended September 30, 2024 and 2023 was nil. The effective tax rate differed from the statutory rate during each period primarily due to changes in the valuation allowance established to offset net deferred tax assets.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
20. Loss Per Share
The table below summarizes the Company’s basic and diluted loss per share calculations (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(14,228)	$(15,712)	$(48,158)	$(43,510)

Weighted average shares outstanding(1)
Basic and diluted	24,058,560	20,195,402	22,619,146	20,102,136

Loss per common share, basic and diluted(1)	$(0.59)	$(0.78)	$(2.13)	$(2.16)
(1)Shares and per common share amounts for September 30, 2023, have been adjusted to reflect the 1-for-10 reverse stock split effectuated on November 14, 2023.
Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period.
Due to the Company’s net loss during both the three and nine months ended September 30, 2024 and 2023, there was no dilutive effect of common stock equivalents because the effects of such would have been anti-dilutive. The following table summarizes the shares excluded from the weighted average number of shares of common stock outstanding, as the impact would be anti-dilutive (in thousands):

	September 30,
	2024	2023(1)
Shares upon exercise of warrants	9,069	9,069
Restricted stock units	681	613
Total	9,750	9,682
(1)On November 14, 2023, the Company effectuated a 1-for-10 reverse stock split, after which 10 warrants were required to purchase one share of common stock.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
21. Segment Information
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	Hycroft Mine	Corporate and Other	Total	Hycroft Mine	Corporate and Other	Total
2024
Operating costs	$9,597	$4,405	$14,002	$30,287	$11,225	$41,512
Loss from operations	(9,597)	(4,405)	(14,002)	(30,287)	(11,225)	(41,512)
Other income, net – Note 18	2,686	(283)	2,403	4,105	2,875	6,980
Write-down of supplies inventories	(366)	—	(366)	(378)	—	(378)
Interest income	291	738	1,029	1,046	2,336	3,382
Interest expense – Note 11	(1)	(3,291)	(3,292)	(3)	(16,627)	(16,630)
Net loss	$(6,987)	$(7,241)	$(14,228)	$(25,517)	$(22,641)	$(48,158)

2023
Operating costs	$10,806	$2,765	$13,571	$26,861	$9,810	$36,671
Loss from operations	(10,806)	(2,765)	(13,571)	(26,861)	(9,810)	(36,671)
Other income, net – Note 18	456	1	457	541	182	723
Interest income	638	1,462	2,100	1,714	4,445	6,159
Interest expense – Note 11	—	(4,698)	(4,698)	—	(13,721)	(13,721)
Net loss	$(9,712)	$(6,000)	$(15,712)	$(24,606)	$(18,904)	$(43,510)

	September 30, 2024			December 31, 2023
	Hycroft Mine	Corporate and Other	Total	Hycroft Mine	Corporate and Other	Total
Total Assets	$45,851	$103,171	$149,022	$66,129	$135,564	$201,693
22. Supplemental Cash Flow Information
The following table provides supplemental cash flow information (in thousands):

	Nine Months Ended September 30,
	2024	2023
Increase in debt from in-kind interest	$7,814	$7,085
Accelerated amortization of original issue discount and issuance costs	$6,871	$—
Cash interest paid	$1,380	$4,625
23. Commitments and Contingencies
Legal proceedings
From time to time the Company may be involved in various legal actions related to our business, some of which are class action lawsuits. The Company does not believe, based on currently available information, that contingencies related to any pending or threatened legal matter will have a material adverse effect on the Company’s Financial Statements, although a

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
contingency could be material to the Company’s results of operations or cash flows for a particular period depending on its results of operations and cash flows for such period. Regardless of the outcome, litigation can have a material adverse impact on the Company because of defense and settlement costs, diversion of management resources, and other factors.
The Company expenses legal fees and other costs associated with legal proceedings as incurred. The Company assessed, in conjunction with its legal counsel, the need to record a liability related to the Complaints and determined that a loss was not probable nor reasonably estimable. Litigation accruals are recorded when, and if, it is determined that a loss related matter is both probable and reasonably estimable. Material loss contingencies that are reasonably possible of occurrence, if any, are subject to disclosure. No losses have been recorded during the nine months ended September 30, 2024 and 2023, with respect to litigation or loss contingencies.
Insurance
The Company maintains deductible-based insurance policies covering general liability, workers’ compensation, automobile, and directors and officers liability. Accruals for insurance-related contingencies are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. These accruals are periodically adjusted as conditions evolve or new information becomes available. Insurance losses, including filed claims and those incurred but not yet reported, are accrued based on estimates of total uninsured liabilities, utilizing historical loss development factors and actuarial assumptions standard in the insurance industry.
Financial commitments and contingencies not recorded in the Financial Statements
As of September 30, 2024 and December 31, 2023, the Company’s off-balance sheet arrangements consisted of a net smelter royalty arrangement and a net profit royalty arrangement.
Crofoot Royalty
A portion of the Hycroft Mine is subject to a payment of 4% net profit royalty to the previous owner of certain patented and unpatented mining claims (“Crofoot Royalty”). The mining lease also requires an annual advance payment of $0.1 million every year mining occurs on the leased claims. All advance annual payments are credited against the future payments due under the 4% net profit royalty. An additional payment of $0.1 million is required for each year the total tons mined on the leased claims exceeds 5.0 million tons. As the Company ceased mining operations in November 2021, the Company was not required to pay the annual advance payment of $0.1 million in 2024 or 2023. The total payments due under the mining lease are capped at $7.6 million, and as of both September 30, 2024 and December 31, 2023, the Company has paid $3.3 million, including $0.6 million of advanced annual payments. See Note 3 – Prepaids and Deposits for additional information.
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
At both September 30, 2024 and December 31, 2023, the estimated net present value of the Sprott Royalty Agreement was $146.7 million. The net present value of the Sprott Royalty Agreement was modeled using the following level 3 inputs: (i) market consensus inputs for future gold and silver prices; (ii) a precious metals industry consensus discount rate of 5.0%; and (iii) estimates of the Hycroft Mine’s life-of-mine gold and silver production volumes and timing.
24. Related Party Transactions
As of September 30, 2024, Ausenco Engineering South USA, Inc. (“Ausenco”) and American Multi-Cinema, Inc. (“AMC”) were classified as related parties. The Company’s President and Chief Executive Officer currently holds a non-executive director position on the board of Ausenco’s parent company, while a representative from AMC serves on the Company’s Board of Directors.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
During the three and nine months ended September 30, 2024, the Company paid $0.1 million and $0.4 million, respectively, to Ausenco for a technical report, as compared to nil and $0.1 million, respectively, for the same periods in 2023.
During both the three and nine months ended September 30, 2024 and 2023, the Company paid nil and $0.1 million, respectively, in director fees for AMC’s board representative. Additionally, during both the three and nine months ended September 30, 2024 and 2023, the Company granted RSUs with a grant date fair value of nil and $0.1 million, respectively, for AMC’s board representative.
As of September 30, 2024 and December 31, 2023, AMC, through its director representative, was entitled to receive shares of common stock of 12,393 and 18,007, respectively, upon the future vesting of RSUs.
25. Subsequent Events
On October 2, 2024, the Company received a $1.6 million payment from the Internal Revenue Service, of which $1.4 million was for prior period income tax refunds and $0.2 million was for interest. As a result of this payment, the Company’s Income tax receivable balance has been reduced to $0.1 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion, which has been prepared based on information available to us as of November 5, 2024, provides information we believe is relevant to an assessment and understanding of our consolidated operating results and financial condition. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2024 (the “Financial Statements”) and the notes thereto (the “Notes”) included in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2024, as well as our other reports filed with the Securities and Exchange Commission (“SEC”) from time to time, including, but not limited to, our Annual Report on Form 10-K for the year ended December 31, 2023. Terms not defined herein have the same meaning defined in the Financial Statements and the Notes.
Introduction to the Company
We are a U.S.-based gold and silver exploration and development company that owns the Hycroft Mine in Nevada. Our focus is on exploring the mine’s approximately 64,000 acres of claims and developing the project in a safe, environmentally responsible, and cost-effective way. Pre-commercial scale mining activities were started in the fourth quarter of 2019, subsequently halted in November 2021, and we completed processing the gold and silver ore previously placed on leach pads by December 2022. We do not anticipate significant revenue from gold and silver sales until we complete the necessary technical work and resume mining operations.
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
We reported no lost time incidents during the nine months ended September 30, 2024 and continue to operate in excess of one million workhours without a lost time incident. The Hycroft Mine’s total recordable injury frequency rate (“TRIFR”) for the trailing 12 months, which includes other reportable incidents, is one of the metrics we use to assess safety performance, and it is well below industry averages and significantly below pre-2021 historical levels experienced at the Hycroft Mine. During the first nine months of 2024, we continued our critical focus on safety, including allocating personnel, resources, workforce time, and communications to operate safely. These actions contributed to maintaining our TRIFR of 0.00 at both September 30, 2024 and December 31, 2023. We will continue to evolve our safety efforts as needed to keep our workforce, contractors, and visitors safe.
Executive Summary
During the third quarter of 2024, the Company continued its exploration drill program, completed portions of the metallurgical and variability test work, and continued to analyze new drill assay data and information received in the period. The ongoing metallurgical and variability test work continues to follow up on the March 2023 Hycroft Property Initial Assessment Technical Report Summary Humboldt and Pershing Counties, Nevada (“2023 Hycroft TRS”) that was completed utilizing a conventional crushing, grinding, and flotation circuit that generates a concentrate to be fed to a pressure oxidation autoclave facility commonly used for refractory gold ores. The Company is also focused on strengthening its balance sheet primarily by reducing debt and raising cash through sales of non-core assets and equity. Beginning in the fourth quarter of 2023, the Company again began accessing its at-the-market public offering program (“ATM Program”) and on May 31, 2024, the Company replaced the ATM Program with a new $100.0 million at-the-market public offering program (the “New ATM Program”). Through these programs, the Company generated gross proceeds of $0.2 million and $10.6 million, before commissions and offering expenses, during the three and nine months ended September 30, 2024, respectively. On January 5, 2024, the Company voluntarily pre-paid $34.7 million of the first lien loan, along with $3.3 million for the additional interest balance, totaling $38.0 million on its senior secured debt with Sprott Resource Lending.
Recent Developments
2024 exploration drilling
In February 2024, the Company launched its 2024 exploration drill program (the “2024 Drill Program”), to build on the high-grade silver dominant trends announced in November 2023. The 2023 drilling revealed substantial high-grade silver mineralization that has continuity with historical drilling along trends not previously identified. The objective of the 2024 Drill

Program is to define the structural framework of these new trends and identify target areas that have not been drilled to establish continuity of the two high-grade silver trends. The 2024 Drill Program has again been expanded to approximately 8,500 meters of core drilling, of which approximately 6,600 meters of drilling were completed as of September 30, 2024. The current program continues to define the structural framework of the two new high-grade silver trends, targeting down-dip extensions, and further establishing continuity of the two trends. Additionally, the Company has extended the drilling program east of the current resource based on the Induced Polarity geophysical surveys completed in the second quarter of 2024 coupled with a robust mapping and sampling program to extend Hycroft mineralization to the east in a previously unexplored area within the current plan of operation. The currently pending assay results are expected in the fourth quarter of 2024, and assay results from drilling in the fourth quarter of 2024 are expected to extend into the first quarter of 2025.
Metallurgical and variability test work
During the nine months ended September 30, 2024, the Company advanced with metallurgical test and engineering work necessary for designing a sulfide milling operation. The Company has been testing composite samples from around the ore body that represents the various material characteristics in the sulfide ore. Crushing, grinding, and flotation work has identified significant improvements in gold and silver flotation recoveries compared to the current technical report that increase the economic benefits to the project. The Company’s test work for identifying the optimal inputs and operating parameters for roasting, pressure oxidation, leaching, sulfuric acid generation, and power co-generation work progressed during the quarter ended September 30, 2024, and this test work will continue into 2025. Process plant flow sheets, equipment selection, plant layout, and other designs continued to be developed. Due to the potential commercial applications for the significant quantity of sulfuric acid expected to be generated from roasting the sulfide concentrate, the Company engaged a third-party specialist to complete a focused sulfuric acid market study and to assist in identifying local and regional sulfuric acid markets with current and emerging consumers. The Company continues to conduct trade-off studies to assess whether roasting technology could offer superior economics compared to POX technology for the Hycroft Mine. Hycroft completed the future Tailing Storage Facility designs that will extend material storage capacity and will meet new and emerging safety and environmental regulations for these types of facilities.
2024 Outlook
The Company’s current plan is to operate safely and environmentally responsibly as it continues advancing exploration drilling, targeting high-grade opportunities, completing technical studies and data analyses, conducting trade-off studies and alternatives analyses to determine the optimal process flow sheet for processing sulfide ores and recovering gold and silver, maintaining the Hycroft Mine, and strengthening its balance sheet.
The 2024 Drill Program is designed to test the lateral and at depth extensions of the newly discovered high-grade silver dominant trends at Brimstone and Vortex. These new systems remain open in all directions and at depth, having the potential to expand and be developed as an underground mine. Additionally, geophysical surveys and structural geology reviews in the first half of 2024 have identified anomalous opportunities in and around the primary resource area indicative of high-grade mineralization. The anomalies have created a target area two kilometers north to south and extending one kilometer east of the current resource pit, which is mostly within the current plan of operation. The Company is in the process of refining drill targets for these areas.
The Company continues to evaluate various process alternatives to economically improve gold and silver recoveries while also developing potential additional, meaningful by-product revenue streams. The trade-off studies and alternative analyses include different grinding methods, various flotation cell configurations, sulfide conversion through pressure oxidation or roasting, and equipment selection for the respective process flow sheets. This additional work is expected to be completed in 2025 and as a result, the Company expects to provide updates on the anticipated timing of the process flow sheet and the associated technical report as new information becomes available.
Results of Operations
Projects, exploration, and development
During the three and nine months ended September 30, 2024, Projects, exploration, and development costs totaled $4.7 million and $14.6 million, respectively, compared to $7.2 million and $16.0 million, respectively, during the same periods of 2023. The decrease of $2.5 million and $1.4 million, respectively, during both the three and nine months ended September 30, 2024, is primarily attributed to expanded drilling activities in the prior year.

General and administrative
During the three and nine months ended September 30, 2024, General and administrative costs totaled $4.4 million and $11.2 million, respectively, compared to $2.8 million and $9.8 million, respectively, during the same periods of 2023. The increase of $1.6 million and $1.4 million, respectively, during both the three and nine months ended September 30, 2024, is primarily attributed to increased professional fees associated with strategic projects.
Asset retirement obligation adjustment
During the three and nine months ended September 30, 2024, Asset retirement obligation adjustment totaled 2.3 million and 6.3 million, respectively, compared to nil during both the same periods of 2023. The increase of $2.3 million and $6.3 million, respectively, during both the three and nine months ended September 30, 2024, is attributed to a change in estimate to account for changes in: (i) the Standardized Reclamation Cost Estimator Unit Cost Data, (ii) updated reclamation regulations, (iii) a revised engineering design for impervious cover placement requiring additional volumes of cover material on the Crofoot Heap Leach Pad, and (iv) an adjusted timeline for initiating and completing this phase of reclamation work at the facility. See Note 13 – Asset Retirement Obligation to the Notes to the Financial Statements for additional information.
Mine site period costs
During the three and nine months ended September 30, 2024, Mine site period costs totaled $1.7 million and $6.8 million, respectively, compared to $2.7 million and $9.3 million, respectively, for the same periods of 2023. The decrease of $1.0 million and $2.5 million, respectively, during the three and nine months ended September 30, 2024, is primarily attributed to reduced year-over-year activities at the mine site, along with reduced expenses related to the net proceeds from the sale of carbon containing gold and silver that was initially intended for disposal.
Depreciation and amortization
During the three and nine months ended September 30, 2024, Depreciation and amortization totaled $0.5 million and $1.7 million, respectively, compared to $0.7 million and $2.2 million, respectively, for the same periods of 2023. The decrease of $0.2 million and $0.5 million, respectively, during the three and nine months ended September 30, 2024, is primarily attributed to certain assets nearing full depreciation and fewer significant capital additions in recent periods.
Accretion
During the three and nine months ended September 30, 2024, Accretion totaled $0.4 million and $0.9 million, respectively, compared to $0.2 million and $0.6 million, respectively, for the same periods of 2023. The increase of $0.2 million and $0.3 million, respectively, during the three and nine months ended September 30, 2024, is primarily attributed to the increased Asset retirement obligation. See Note 13 – Asset Retirement Obligation to the Notes to the Financial Statements for additional information.
Interest expense
During the three and nine months ended September 30, 2024, Interest expense totaled $3.3 million and $16.6 million, respectively, compared to $4.7 million and $13.7 million, respectively, for the same periods in 2023. The decrease of $1.4 million during the three months ended September 30, 2024, compared to the same period in 2023, is primarily attributed to the January 2024 voluntary prepayments the Company made on the first lien debt. The increase of $2.9 million for the nine months ended September 30, 2024, compared to the same period in 2023, is primarily attributed to the $6.9 million of accelerated amortization of original issue discount and issuance costs related to the voluntary prepayments, partially offset by the January 2024 voluntary prepayments the Company made on the first lien debt. See Note 11 – Debt, Net to the Notes to the Financial Statements for additional information.
Interest income
During the three and nine months ended September 30, 2024, Interest income totaled $1.0 million and $3.4 million, respectively, compared to $2.1 million and $6.2 million, respectively, for the same periods in 2023. The decrease of $1.1 million during the three months ended September 30, 2024, compared to the same period in 2023, is primarily attributed to a decrease in investment interest of $0.8 million, a decrease in interest earned on Assets held-for-sale of $0.2 million, and a decrease in interest earned on Restricted cash of $0.1 million. The decrease of $2.8 million during the nine months ended September 30, 2024, compared to the same period in 2023, is primarily attributed to a decrease in investment interest of $1.9 million, a decrease in interest earned on Assets held-for-sale of $0.6 million, and a decrease in interest earned on Restricted cash of $0.2 million.

Other income, net
During the three and nine months ended September 30, 2024, Other income, net totaled $2.4 million and $7.0 million, respectively, compared to $0.5 million and $0.7 million, respectively, for the same periods in 2023. The increase of $1.9 million during the three months ended September 30, 2024, compared to the same period in 2023, is primarily attributed to $2.2 million gain on sale of equipment, partially offset by $0.3 million unrealized loss on securities. The increase of $6.3 million during the nine months ended September 30, 2024, compared to the same period in 2023, is primarily attributed to $3.6 million gain on sale of patents and intellectual property, $2.0 million gain on sale of equipment, and $1.6 million gain on forfeiture of non-refundable deposit, partially offset by $0.8 million unrealized loss on securities. See Note 18 – Other Income (Expense) to the Notes to the Financial Statements for additional information.
Income taxes
The Company incurred nil net income tax expense or benefit for both the three and nine months ended September 30, 2024 and September 30, 2023. See Note 19 – Income Taxes to the Notes to the Financial Statements for additional information.
Liquidity and Capital Resources
General
The Company’s unrestricted cash position at September 30, 2024, was $55.8 million, as compared with $106.2 million at December 31, 2023. In addition to cash from sales of equipment, patents, and intellectual property totaling $7.1 million for the nine months ended September 30, 2024, the Company raised cash through its ATM Program as follows, and as discussed in Note 15 – Stockholders’ Equity in the Notes to the Financial Statements:
•On June 2, 2023, the Company filed a prospectus supplement reactivating the ATM Program. As of December 31, 2023, $360.3 million of common stock was available for issuance under the ATM Program. On March 19, 2024, the Company filed a prospectus supplement under the baby shelf rule (Instruction I.B.6. of Form S-3), limiting sales to one-third of its public float over any 12-month period while the public float remained below $75.0 million. This supplement revised the maximum shares available for sale through the ATM Program to $15.3 million. However, on April 11, 2024, the Company’s public float exceeded $75.0 million, and a new prospectus supplement filed on May 15, 2024, increased the available shares for sale under the ATM Program to an aggregate offering price of $100.0 million.
•On May 15, 2024, the Company filed a new $350.0 million prospectus subject to Instruction I.B.6 to Form S-3, referred to as a universal shelf registration statement, that included the $100.0 million New ATM Program. The universal shelf registration statement became effective on May 31, 2024, at 4:00 p.m. Eastern Daylight Time, replacing the prior universal shelf registration statement filed on June 30, 2021.
•During the three and nine months ended September 30, 2024, the Company sold 89,118 and 3,081,665 shares of common stock, respectively, for aggregate gross proceeds, before commissions and offering expenses of $0.2 million and $10.6 million, respectively.
•As of September 30, 2024, $99.8 million gross sales price of common stock was available for issuance under the New ATM Program.
As the Company ceased mining activities in 2021 and completed recovering gold and silver ounces previously placed on the leach pad in 2022, the Company does not expect to generate net positive cash for the foreseeable future. Accordingly, the Company will be dependent on its unrestricted cash and other sources of cash to repay debt and fund the business. Historically, the Company has been dependent on various forms of debt and equity financing to fund its business. While the Company has been successful in the past raising funds through equity and debt financings, no assurance can be given that additional financing will be available to it in amounts sufficient to meet the Company’s needs or on terms acceptable to the Company. If funds are unavailable, the Company may be required to materially change its business plan.
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
Cash and liquidity
The Company has placed substantially all its unrestricted cash in operating and investing accounts with well-capitalized financial institutions, thereby ensuring balances remain readily available. The Company uses AAAm rated U.S. Government Money Market Funds for its unrestricted cash investments. Due to the nature of its operations and the composition of current assets, Cash and cash equivalents, Income tax receivable, Assets held-for-sale, Interest receivable, and Other receivables represent substantially all the liquid assets on hand.
The following table summarizes projected sources of future liquidity, as recorded within the Financial Statements (in thousands):

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$55,834	$106,210
Income tax receivable(1)	1,530	1,530
Assets held-for-sale(2)	4,383	7,148
Interest receivable	326	667
Other receivables	7	—
Total projected sources of future liquidity	$62,080	$115,555
(1)On October 2, 2024, the Company received a $1.6 million payment from the Internal Revenue Service, of which $1.4 million was for prior period income tax refunds and $0.2 million was for interest. As a result of this payment, the Company’s Income tax receivable balance has been reduced to $0.1 million.
(2)In July 2024, the Company entered into an Equipment Purchase Agreement to sell one ball mill for $4.0 million, before commissions and expenses. The Company recorded a $2.8 million reduction to equipment not-in-use and recognized $0.7 million, net of commissions as Other income for the sale of the ball mill for the nine months ended September 30, 2024.
Nine months ended September 30, 2024 compared to nine months ended September 30, 2023
The following table summarizes sources and uses of cash for the following periods (in thousands):

	Nine Months Ended September 30,
	2024	2023
Net loss	$(48,158)	$(43,510)
Net non-cash adjustments	19,646	12,135
Net change in operating assets and liabilities	710	(556)
Net cash used in operating activities	(27,802)	(31,931)
Net cash provided by (used in) investing activities	6,139	(292)
Net cash used in financing activities	(27,813)	(1,745)
Net decrease in cash	(49,476)	(33,968)
Cash, cash equivalents, and restricted cash, beginning of period	132,550	175,966
Cash, cash equivalents, and restricted cash, end of period	$83,074	$141,998

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$55,834	$106,911
Restricted cash	27,240	35,087
Cash, cash equivalents, and restricted cash, end of period	$83,074	$141,998

Cash used in operating activities
During the nine months ended September 30, 2024, the Company used $27.8 million of cash in operating activities primarily attributable to a net loss of $48.2 million, the cash impact of which was $28.5 million. There was a $0.7 million deficit to working capital, including cash used for Other liabilities of $0.8 million. The largest non-cash items included in Net loss for the nine months ended September 30, 2024, were Non-cash interest expense of $15.2 million and non-cash Asset retirement obligation adjustments of $6.3 million.
During the nine months ended September 30, 2023, the Company used $31.9 million of cash in operating activities primarily attributable to a net loss of $43.5 million, the cash impact of which was $31.4 million. There was a $0.6 million deficit to working capital and other, including cash used for Accounts payable and accrued liabilities of $1.4 million and Other liabilities of $0.6 million, and an increase in Prepaids of $1.4 million, partially offset by $2.8 million cash received on the collection of Accounts receivable as the Company collected its remaining receivables related to gold and silver sales during 2022. The largest non-cash item included in net loss during the nine months ended September 30, 2023, was Non-cash interest expense of $9.1 million.
Cash provided by (used in) investing activities
For the nine months ended September 30, 2024, investing activities generated cash of $6.1 million, comprised of Proceeds from patent sale of $1.4 million and Proceeds from the sale of equipment of $5.7 million, partially offset by Additions to property, plant, and equipment of $1.0 million.
For the nine months ended September 30, 2023, investing activities used cash of $0.3 million primarily attributable to Additions to property, plant, and equipment of $0.9 million, partially offset by Proceeds from the sale of equipment of $0.6 million.
Cash used in financing activities
For the nine months ended September 30, 2024, financing activities used net cash of $27.8 million that was primarily related to Principal payments on debt including the $38.0 million voluntary first lien debt prepayment, partially offset by $10.3 million from the Proceeds from issuance of common stock, net of issuance costs.
For the nine months ended September 30, 2023, financing activities used cash of $1.7 million that was attributable to Principal payments on debt of $1.7 million and Principal payments on notes payable of $0.1 million.

Future capital and cash requirements
The following table provides the Company’s gross contractual cash obligations as of September 30, 2024, which are grouped in the same manner as they are classified in the Unaudited Condensed Consolidated Statement of Cash Flows in order to provide a better understanding of the nature of the obligations and to provide a basis for comparison to historical information. The Company believes that the following provides the most meaningful presentation of near-term obligations expected to be satisfied using current and available sources of liquidity (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating activities:
Sprott Royalty Agreement(1)	$241,199	$—	$—	$—	$241,199
Remediation and reclamation expenditures(2)	101,722	4,241	7,808	846	88,827
Interest payments(3)	4,702	1,765	2,937	—	—
Crofoot Royalty(4)	4,344	—	—	—	4,344
Financing activities:
Repayments of debt principal(5)	164,847	79	15,029	149,739	—
Total	$516,814	$6,085	$25,774	$150,585	$334,370
(1)The Company is required to pay a perpetual royalty equal to 1.5% of the net smelter returns from the Hycroft Mine (“Sprott Royalty Agreement”), payable monthly that also includes an additional amount for withholding taxes payable by the royalty holder. Amounts presented above incorporate mineral resource estimates as reported in the 2023 Hycroft TRS.
(2)Mining operations are subject to extensive environmental regulations in the jurisdictions in which they are conducted, and we are required, upon cessation of operations, to reclaim and remediate the lands that our operations have disturbed. The estimated undiscounted inflated cash outflows of these remediation and reclamation obligations are reflected here. In the above presentation, no offset has been applied for the $58.7 million of our reclamation bonds or for the $27.2 million of cash collateral for those bonds included in Restricted Cash.
(3)Interest payments consist of monthly payments under the Amended and Restated Credit Agreement (“Sprott Credit Agreement”) (as amended by the March 30, 2022 amended agreement (the “Second A&R Agreement”) at the minimum interest rate of 7.5%, monthly interest payments for other debt, and paid in kind interest associated with the subordinated debt paid at maturity.
(4)The Company is required to pay a 4% net profit royalty (Crofoot Royalty), including advance royalty payments of $0.1 million in any year where mining occurs on the Crofoot claims and an additional $0.1 million if tons mined from the Crofoot claim blocks exceed 5.0 million tons. Amounts shown represent the current estimates of cash payment timing using consensus pricing for gold and silver. See Note 23 – Commitments and Contingencies in the Notes to the Financial Statements for additional information.
(5)Repayments of principal on debt consists of amounts due under the Sprott Credit Agreement (as amended by the Second A&R Agreement), the amendment to the 10% Senior Secured Notes and Note Exchange Agreement (“Subordinated Notes”), and notes payable for equipment purchases. The repayment of the Subordinated Notes principal includes interest that is paid in-kind, which adds to the outstanding debt principal. See Note 11 – Debt, Net in the Notes to the Financial Statements for additional information.
Debt covenants
The Company’s debt agreements contain representations and warranties, events of default, restrictions and limitations, reporting requirements, and covenants that are customary for agreements of these types.
The Sprott Credit Agreement (as amended by the Second A&R Agreement and the Second Amendment to the Second A&R Agreement) contains covenants that, among other things, restrict or limit the ability of the Company to enter into encumbrances (other than Permitted Encumbrances), incur indebtedness (other than Permitted Indebtedness), dispose of its assets (other than Permitted Disposals), pay dividends, and purchase or redeem shares, as such terms are defined in the Sprott Credit Agreement (as amended by the Second A&R Agreement and the Second Amendment to the Second A&R Agreement). The Sprott Credit Agreement (as amended by the Second A&R Agreement and the Second Amendment to the Second A&R Agreement) requires the Company to ensure that, at all times, both its Working Capital and Unrestricted Cash are at least $15.0 million, as such terms are defined in the Sprott Credit Agreement (as amended by the Second A&R Agreement and the Second Amendment to the Second A&R Agreement), and that at least every six months the Company demonstrates its ability to repay and meet all present and future obligations as they become due with a financial model that uses consensus gold prices discounted by 5.0%. The Subordinated Notes include customary events of default, including those relating to a failure to pay principal or interest, a breach of a covenant, representation or warranty, a cross-default to other indebtedness, and non-

compliance with security documents. As of September 30, 2024, the Company was in compliance with all covenants under its debt agreements.
On March 9, 2023, the Company entered into a letter agreement (the “Waiver and Amendment”), by and between the Company, Sprott Private Resource Lending II (Collector), LP (the “Lender”), and Sprott Private Resource Lending II (Co) Inc. (“SPRL II” and together with the Lender, the “Sprott Parties”). Pursuant to the terms of the Sprott Credit Agreement, the Company agreed that while any indebtedness is outstanding under the Sprott Credit Agreement or while the credit facility under the Sprott Credit Agreement remains available to the Company, the Company and guarantors under the Sprott Credit Agreement would not undertake certain corporate actions without the Lender’s prior written consent.
On May 24, 2023, the Company’s stockholders approved a proposed amendment of the Company’s second amended and restated certificate of incorporation (the “Certificate of Incorporation”) to effectuate a reverse stock split of the Company’s outstanding shares of Class A common stock, par value $0.0001 per share, at a ratio of no less than 1-for-10 and no more than 1-for-25, with such ratio to be determined at the sole discretion of the Board (the “Reverse Stock Split”). Pursuant to the terms of the Waiver and Amendment, Lender agreed to waive certain provisions of the Sprott Credit Agreement so that the Company may effectuate the proposed Reverse Stock Split of the Company’s common stock, including amendment of the Certificate of Incorporation necessary to effectuate the Reverse Stock Split. The Company notified the Nasdaq Stock Market LLC on October 26, 2023, that the Board of Directors approved filing the amendment to the Certificate of Incorporation in order that the Reverse Stock Split would be effective on November 14, 2023, at a ratio of 1-for-10. Except as set forth in the Waiver and Amendment, the Sprott Credit Agreement remains in full force and effect.
On January 5, 2024, the Company voluntarily pre-paid $34.7 million of the first lien loan, along with $3.3 million for the additional interest balance, totaling $38.0 million with a remaining outstanding balance of $15.0 million. As a result of this payment, the applicable margin was reduced by 100 basis points through the final payment.
Off-balance sheet arrangements
As of September 30, 2024, the Company’s off-balance sheet arrangements consisted of a net profit royalty arrangement and a net smelter royalty arrangement. See Note 23 – Commitments and Contingencies in the Notes to the Financial Statements for additional information.
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
The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2024, as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2024 to provide such reasonable assurance that information required to be disclosed by us, including our consolidated subsidiaries, in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure and is recorded, processed, summarized, and reported within the time periods specified in SEC’s rules and forms.
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
Changes in Internal Control Over Financial Reporting
There were no significant changes in our internal control over financial reporting during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
The Company believes “the miner is the most important asset to come out of a mine” and it supports this belief through its philosophy of continuous improvement. The Company’s mandated mine safety and health programs include employee and contractor training, risk management, workplace inspection, emergency response, accident investigation, and program auditing. These programs are a focus for the Company’s leadership and top management and are essential at all levels to ensure the safety of employees, contractors, and visitors. The Company’s goal for these programs is to have zero workplace injuries or occupational illnesses and it will focus on continuous improvement of its programs and practices to achieve this goal and is implementing programs and practices to align its safety culture with that goal.
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
(c)During the quarter ended September 30, 2024, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
95.1	Mine Safety Disclosures*
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*
*Filed herewith.
**Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HYCROFT MINING HOLDING CORPORATION (Registrant)

Date: November 5, 2024	By:	/s/ Diane R. Garrett
Diane R. Garrett President and Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2024	By:	/s/ Stanton Rideout
Stanton Rideout Executive Vice President and Chief Financial Officer (Principal Financial Officer and Accounting Officer)