Form 10-K
period 2024-12-31
HYCROFT MINING HOLDING CORP
filed 2025-03-05
CIK 1718405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was $49,999,754.

As of March 4, 2025, there were 24,983,358 shares of the Company’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

HYCROFT MINING HOLDING CORPORATION
Annual Report on Form 10-K

Cautionary Statement Regarding Forward-Looking Statements
Certain statements in this Annual Report on Form 10-K for the year ended December 31, 2024, (“2024 Form 10-K”) may constitute “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended ( the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included herein and public statements by our officers or representatives, that address activities, events or developments that our management expects or anticipates will or may occur in the future are forward-looking statements, including but not limited to such things as future business strategy, plans and goals, competitive strengths and expansion and growth of our business. The words “estimate,” “plan,” “anticipate,” “expect,” “intend,” “believe,” “target,” “budget,” “may,” “can,” “will,” “would,” “could,” “should,” “seeks,” or “scheduled to” and similar words or expressions, or negatives of these terms or other variations of these terms or comparable language or any discussion of strategy or intention identify forward-looking statements. Forward-looking statements address activities, events or developments that the Company expects or anticipates will or may occur in the future and are based on current expectations and assumptions.
These statements involve known and unknown risks, uncertainties, assumptions and other factors which may cause our actual results, performance or achievements to be materially different from any results, performance or achievements expressed or implied by such forward-looking statements. See our other reports filed with the Securities and Exchange Commission (the “SEC”) for more information about these and other risks. You are cautioned against attributing undue certainty to forward-looking statements. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. Although these forward-looking statements were based on assumptions that the Company believes are reasonable when made, you are cautioned that forward-looking statements are not guarantees of future performance and that actual results, performance or achievements may differ materially from those made in or suggested by the forward-looking statements contained in this 2024 Form 10-K. In addition, even if our results, performance, or achievements are consistent with the forward-looking statements contained in this 2024 Form 10-K, those results, performance or achievements may not be indicative of results, performance or achievements in subsequent periods. Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Any forward-looking statements made in this 2024 Form 10-K speak only as of the date of those statements, and we undertake no obligation to update those statements or to publicly announce the results of any revisions to any of those statements to reflect future events or developments. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, see the Risk Factors and the Summary of Risk Factors in Item 1A. Risk Factors of this 2024 Form 10-K.

PART I
ITEM 1. BUSINESS
About the Company
Hycroft Mining Holding Corporation (formerly known as Mudrick Capital Acquisition Corporation) was incorporated under the laws of the state of Delaware on August 28, 2017. In this 2024 Form 10-K, “we,” “us,” “our,” “Company,” “Hycroft,” and “HYMC” refer to Hycroft Mining Holding Corporation and its subsidiaries. We are a U.S.-based gold and silver exploration and development company that owns the Hycroft Mine in the prolific mining region of Northern Nevada. The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements (“Financial Statements”) and Notes to the Financial Statements included in Part II – Item 8. Financial Statements and Supplementary Data of this 2024 Form 10-K.
On May 29, 2020, we consummated a business combination transaction (the “Recapitalization Transaction”) that resulted in our wholly owned subsidiary Autar Gold Corporation (formerly known as MUDS Acquisition Sub, Inc. (“Acquisition Sub”)) acquiring all of the issued and outstanding equity interests of the direct subsidiaries of Hycroft Mining Corporation (“HMC”) and substantially all of the other assets of HMC and assuming substantially all of HMC’s liabilities. In conjunction with the Recapitalization Transaction, HMC’s indebtedness existing prior to the Recapitalization Transaction was either repaid, exchanged for indebtedness of the Company, exchanged for shares of common stock or converted into shares of HMC common stock, and our post-Recapitalization Transaction indebtedness included amounts drawn under the Sprott Credit Agreement (as defined below) among Hycroft, AuxAg Mining Corporation (formerly known as MUDS Holdco Inc.), Allied VGH LLC, Hycroft Resources and Development, LLC, Sprott Private Resource Lending II (Collector) Inc., and Sprott Resources Lending Corp. (“Sprott Credit Agreement”) and the assumption of the newly issued 10% Senior Secured Notes (“Subordinated Notes”).
Our property, the Hycroft Mine, historically operated as an open-pit oxide mining and heap leach processing operation. It is located approximately 54 miles northwest of Winnemucca, Nevada. Mining operations at the Hycroft Mine were restarted in 2019 on a pre-commercial scale and discontinued in November 2021 as a result of the then-current and expected ongoing cost pressures for many of the reagents and consumables used at the Hycroft Mine and to further determine the most effective processing method for the sulfide ore. Processing of gold and silver ore previously placed on leach pads was completed as of December 31, 2022. In March 2023, Hycroft, along with its third-party consultants, completed and filed the Hycroft Property Initial Assessment Technical Report Summary Humboldt and Pershing Counties, Nevada with an effective date of March 27, 2023 (the “2023 Hycroft TRS”) and prepared in accordance with the SEC’s Modernization of Property Disclosures for Mining Registrants as set forth in subpart 1300 of Regulation S-K (“Modernization Rules”). The 2023 Hycroft TRS provides an initial assessment of the mineral resource estimate utilizing a milling and pressure oxidation (“POX”) process for sulfide and transition mineralization and a heap leaching process for oxide mineralization and some transition mineralization. The 2023 Hycroft TRS included: (i) additional exploration drilling results from 2021 and 2022; (ii) additional assay information associated with historical drilling that was previously missing; (iii) other updates after additional review of historical assay certificates; and (iv) other adjustments. The 2023 Hycroft TRS superseded and replaced the Initial Assessment Technical Report Summary for the Hycroft Mine, prepared in accordance with the requirements of the Modernization Rules, with an effective date of February 18, 2022 (“2022 Hycroft TRS”), and the 2022 Hycroft TRS should no longer be relied upon. Our ongoing disclosures and many of management’s estimates and judgments as of and for the periods ended December 31, 2024 and 2023, are based on the 2023 Hycroft TRS. The Company will continue to build on the work to date, incorporate exploration data as it becomes available, and investigate opportunities identified through progressing the technical and data analyses leading up to the 2023 Hycroft TRS and subsequent studies and analyses, and we will provide an updated technical report currently targeted for the fourth quarter of 2025.
We do not expect to generate revenues from gold and silver sales until after further developing the Hycroft Mine and recommencing mining and processing operations. To achieve this, we will require additional funding. As of December 31, 2024, the Hycroft Mine had measured and indicated mineral resources of 10.6 million ounces of gold and 360.7 million ounces of silver and inferred mineral resources of 3.4 million ounces of gold and 96.1 million ounces of silver, which are contained in oxide, transitional, and sulfide ores.
Segment Information
The Hycroft Mine is our only operating segment and includes the mine site, exploration, and development activities. Direct support costs account for 100% of the segment’s Operating expenses. Corporate and Other includes corporate General and administrative costs. See Note 20 – Segment Information to the Notes to the Consolidated Financial Statements for additional information on our segments.
Principal Products, Revenues, and Market Overview
During the years ended December 31, 2024 and 2023, the Company generated no revenues due to the cessation of active mining operations in November 2021.

Product Revenues and Customers
As the Company ceased active mining operations in November 2021 and completed the processing of gold and silver ounces from the leach pads by the end of 2022, we do not expect revenues from gold and silver sales until restarting mining operations.
Gold and Silver Uses
Gold and silver have two main categories of use: fabrication and investment. Fabricated gold has a variety of end uses, including jewelry, electronics, dentistry, industrial and decorative applications, medals, medallions, and coins. Fabricated silver also has a variety of end uses, including jewelry, mirrors, cameras, electronics, energy production, engines, novelty explosives, and coins. Gold and silver investors buy gold and silver bullion, coins, and jewelry.
Gold and Silver Supply and Demand
The supply of gold consists of a combination of current production from mining and metal recycling and the draw-down of existing stocks of gold held by governments, financial institutions, industrial organizations, and private individuals. Based on publicly available information published by the World Gold Council, gold from mine production increased 0.5% in 2024 compared with 2023 totaling approximately 3,661 metric tons (or 117.7 million troy ounces) and represented approximately 73.6% of the 2024 global gold supply of 4,975 metric tons. According to the World Gold Council, gold demand in 2024 was approximately 4,554 metric tons (or 146.4 million troy ounces) and totaled approximately $382 billion in value. In 2024, gold demand by sector was comprised of jewelry (40%), investments including bar and coin and ETFs (24%), central bank purchases (21%), and technology (7%).
The supply of silver consists of a combination of current production from mining (approximately 82%) and metal recycling and other (approximately 18%). Based on publicly available information, estimated silver from mine production decreased approximately 1% in 2024 compared with 2023, totaling approximately 824 million troy ounces, and represented approximately 82% of the 2024 global silver supply of 1,004 million troy ounces. Silver demand in 2024 was approximately 1,219 million troy ounces and totaled approximately $34.5 billion in value. In 2024, silver demand by sector was comprised of electrical and electronics (40%), investments (17%), jewelry (17%), other industrial (14%), silverware (5%), and photography (2%).
Gold and Silver Prices
The price of gold and silver is volatile and is affected by many factors beyond our control, including geopolitical events, such as conflicts or trade tensions, the sale or purchase of gold by central banks and financial institutions, inflation or deflation and monetary policies, fluctuation in the value of the U.S. dollar and foreign currencies, global and regional demand, and the political and economic conditions of major gold and silver producing countries throughout the world. The following table presents the annual high, low, and average afternoon fix prices for gold and silver since January 1, 2022 on the London Bullion Market (in U.S. dollars per ounce).

	GOLD PRICES			SILVER PRICES
Year	High	Low	Average	High	Low	Average
2022	$2,039	$1,628	$1,800	$26.18	$17.77	$21.71
2023	$2,150	$1,907	$1,944	$24.43	$22.00	$23.33
2024	$2,786	$1,992	$2,389	$34.75	$22.09	$28.27
2025 (through March 4)	$2,953	$2,632	$2,792	$33.11	$29.74	$31.43
On March 4, 2025, the afternoon fix price for gold and silver on the London Bullion Market was $2,881 per ounce and $31.53 per ounce, respectively.
Competition
The top ten producers of gold comprise approximately one-quarter of total worldwide mined gold production. We are a gold and silver exploration and development company with a single property, the Hycroft Mine. The Hycroft Mine has a large gold and silver mineral resource as noted in the 2023 Hycroft TRS. We have not completed our engineering studies, and we have not fully developed our sulfide ore milling and processing studies and, therefore, have not established our long-term production and cost structure. The metals markets are cyclical, and our ability to compete in that market over the long term will be based on our ability to develop and cost-effectively operate the Hycroft Mine in a safe and environmentally responsible manner.
We compete with other mining companies to hire and retain qualified employees. There is substantial competition for qualified employees in the mining industry, some of which are with larger companies having greater financial resources than us and a more stable history. As a result, we may have difficulty hiring and retaining qualified employees.

See Item 1A. Risk Factors — Industry-Related Risks — The Company faces intense competition in the recruitment and retention of qualified employees and contractors, for additional discussion related to our current and potential competition.
Human Capital
At December 31, 2024, we had 56 employees, of which 48 were employed at the Hycroft Mine. None of our employees are represented by unions.
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
We reported no lost time incidents during the year ended December 31, 2024, and achieved one million work hours without a lost time incident in the second quarter of 2024. The Hycroft Mine’s total recordable injury frequency rate (“TRIFR”) for the trailing 12 months, which includes other reportable incidents, is one of the metrics we use to assess safety performance, and it is well below industry averages and significantly below pre-2021 historical levels experienced at the Hycroft Mine. During the year ended December 31, 2024, the Company continued its critical focus on safety, including allocating additional personnel, resources, workforce time, and communications to operate safely. These actions contributed to maintaining our TRIFR of 0.00 at both December 31, 2024 and December 31, 2023. The Company remains committed to adapting safety initiatives as necessary to ensure the well-being of our workforce, contractors, and visitors.
Government Regulation of Mining-Related Activities
Government Regulation
Mining operations and exploration activities are subject to various federal, state and local laws and regulations in the United States, which govern prospecting, exploration, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. We have obtained or have pending applications or pending application renewals for those licenses, permits, or other authorizations currently required to conduct our current operations, exploration and other programs. We believe we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and the regulations passed thereunder in Nevada and at the federal level in the United States. Although we are not aware of any current claims, orders or directions relating to our business with respect to the foregoing laws and regulations, changes to, or more stringent application, interpretation, or enforcement of, such laws and regulations in Nevada, or in jurisdictions where we may operate in the future, could require additional capital expenditures and increased operating and/or reclamation costs, which could adversely impact the profitability levels of our projects.
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

We cannot predict at this time what changes, if any, to federal laws or regulations may be adopted or imposed by the current federal governmental administration. At the state level, mining operations in Nevada are regulated by the Nevada Department of Conservation and Natural Resources, Division of Environmental Protection, which has the authority to implement and enforce many of the federal regulatory programs described above, as well as state environmental laws and regulations. Compliance with these, and other federal and state laws and regulations, could result in delays in obtaining, or failure to obtain, government permits and approvals, delays in beginning or expanding operations, limitations on production levels, incurring additional costs for investigation or cleanup of hazardous substances, payment of fines, penalties or remediation costs for non-compliance, and post-mining closure, reclamation and bonding.
It is our policy to conduct business in a way that safeguards our employees, public health and the environment. Our operations are, and are planned to be, conducted in material compliance with applicable laws and regulations. However, our past and future activities may cause us to be subject to liability under such laws and regulations. For information about the risks to our business related to environmental regulation, see the following risk factors in Item 1A. Risk Factors – Industry-Related Risks:
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
During the year ended December 31, 2024, the Company received correspondence from regulatory agencies regarding various environmental and reclamation matters, including permit renewals and site compliance, with no material impact on operations. During 2024 and 2023, there were no known material environmental incidents. We did not incur material expenditures for environmental control facilities during 2024 and 2023, and we do not expect to incur any material expenditures for environmental control facilities in 2025.
Reclamation
We are required to mitigate long-term environmental impacts by amending, backfilling, stabilizing, contouring, re-sloping, and re-vegetating various portions of a site after mining and mineral processing are completed, mitigating potential impacts to surface water and groundwater resources. These reclamation efforts will be conducted in accordance with detailed plans, which must be reviewed and approved by the appropriate regulatory agencies. Our reclamation obligations at the Hycroft Mine are secured by surface management surety bonds that meet the financial assurance requirements of the State of Nevada, U.S. Department of the Interior, and the Bureau of Land Management (“BLM”). Our most recent reclamation cost estimate was approved by the BLM and the State of Nevada in July 2020. As of December 31, 2024, our surface management surety bonds totaled $58.7 million, of which $58.3 million secures the financial assurance requirements for the Hycroft Mine, and $0.4 million secures the financial assurance requirements for the adjacent water supply well field and exploration within the project boundary. The Company began performing reclamation activities on its Crofoot leach pad beginning in 2023 and continued Crofoot reclamation activities in 2024. We currently plan to conduct additional reclamation activities on the Crofoot leach pad in 2027, and we also expect to treat and manage solutions in certain ponds continuing through 2026. No additional material reclamation expenditures are expected to be incurred until after mining and mineral processing are substantially completed. If we incur additional long-term environmental impacts from future mining activities, we will likely have additional reclamation obligations, as well as additional financial assurance requirements. For our existing obligations, as well as any future obligations we may incur, we may choose to engage in reclamation activities before mining and mineral processing are completed, but these expenses are not anticipated to be material to the overall reclamation obligation. When we perform reclamation work in the future, the work will be planned to conform to our mining operations and will be required to be documented when completed under our governing permits. The reclamation obligation would be adjusted accordingly as allowed under current regulations, and the financial assurance requirements would be adjusted to account for the completed reclamation work. If we are required to comply with material unanticipated financial assurance requirements in the future, our financial position could be adversely affected, or our posted financial assurance may be insufficient. For financial information about our estimated future reclamation costs, see Note 10 – Asset Retirement Obligation to the Notes to the Consolidated Financial Statements.
Mine Safety and Health Administration Regulations
Safety and health are core values, which is why we have mandatory mine safety and health programs that include employee and contractor training, risk management, workplace inspection, emergency response, accident investigation, and program auditing. We consider these programs to be essential at all levels within Hycroft to ensure that our employees, contractors, and visitors operate in a safe and healthy workplace.

Our operations and exploration properties are subject to regulation by the Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977, as amended (the “Mine Act”). Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended (the “Dodd-Frank Act”), issuers are required to disclose specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities in periodic reports. MSHA inspects our mines on a regular basis and issues various citations and orders when it believes a violation has occurred under the Mine Act. The number of citations and orders charged against mining operations in the U.S., and the dollar penalties assessed for such citations, have generally increased in recent years. The Dodd-Frank Act requires us to provide certain mine safety disclosure that are provided in Part I – Item 4. Mine Safety Disclosures of this 2024 Form 10-K.
Property Interests and Mining Claims
Our exploration and development activities are conducted at the Hycroft Mine in the State of Nevada. Mineral interests in Nevada may be owned by the United States, the State of Nevada, or private parties. Where prospective mineral properties are held by the United States, mineral rights may be acquired through the location of unpatented mineral claims upon unappropriated federal land. Where prospective mineral properties are owned by the State of Nevada or private parties, some type of property acquisition agreement or access agreement is necessary for us to explore or develop such property. Mining claims are subject to the same risk of defective title that is common to all real property interests. Additionally, mining claims are self-initiated and self-maintained and, therefore, possess some unique vulnerabilities not associated with other types of property interests. It is impossible to ascertain the validity of unpatented mining claims solely from an examination of the public real estate records, and, therefore, it can be difficult or impossible to confirm that all of the requisite steps have been followed for location and maintenance of a claim. For general information about our mineral properties and mining claims, see Item 2. Properties. For information about the risks to our business related to our property interests and mining claims, see the following risk factors in Item 1A. Risk Factors – Industry-Related Risks:
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
Technical Report Summaries (“TRS”) and Qualified Persons
The scientific and technical information concerning our mineral projects in the 2024 Form 10-K have been reviewed and approved by third-party “qualified persons” under the Modernization Rules, including Ausenco Engineering South USA, Inc. (“Ausenco”), Independent Mining Consultants, Inc, (“IMC”), and WestLand Engineering & Environmental Services, Inc. (“WestLand”). For a description of the key assumptions, parameters and methods used to estimate mineral resources included in the 2024 Form 10-K, as well as data verification procedures and a general discussion of the extent to which the estimates may be affected by any known environmental, permitting, legal, title, taxation, sociopolitical, marketing or other relevant factors, please review the 2023 Hycroft TRS incorporated by reference herein.
Information about Our Executive Officers
The names of our executive officers and their respective ages as of March 4, 2025 are set forth below.

Name	Age	Position(s)
Diane R. Garrett, Ph.D.	65	President, Chief Executive Officer, and Director
Stanton K. Rideout	65	Executive Vice President and Chief Financial Officer
Rebecca A. Jennings	56	Senior Vice President, General Counsel, and Corporate Secretary
David B. Thomas	66	Senior Vice President, General Manager
Diane R. Garrett, Ph.D., began serving as our President, Chief Executive Officer, and director on September 8, 2020, was Acting Chair of the Board from December 15, 2021, through April 8, 2022, and is a member of the Board. From June 2016 until her appointment with the Company, Ms. Garrett was the President and Chief Executive Officer of Nickel Creek Platinum Corp. (“NCP”), a mining exploration and development company listed on the Toronto Stock Exchange and the OTCQB Market. She has over 30 years of senior management and financial expertise in natural resources. Before joining NCP, she held the position of President and Chief Executive Officer and a director of Romarco Minerals Inc. (“Romarco”) from November 2002 until October 2015, taking the multi-million-ounce Haile Gold Mine project from discovery to construction. OceanaGold, Inc. acquired Romarco in 2015, at which time Ms. Garrett became a director and consultant to OceanaGold, Inc. before joining NCP in June 2016. Before that, she held numerous senior positions in public mining companies, including VP of Corporate Development at Dayton Mining Corporation and VP of Corporate Development at Beartooth Platinum Corporation. Early in her career, Ms. Garrett was the Senior Mining Analyst and Portfolio Manager in the precious metals sector with US Global

Investors. Ms. Garrett received her Ph.D. in Engineering and Masters in Mineral Economics from the University of Texas at Austin. The Board determined Ms. Garrett should serve as a director due to her technical expertise and background as a senior executive in mining companies; her significant experience with permitting, developing, and constructing gold mines in addition to capital markets; as well as her success in moving a precious metals mining company from the development stage to the successful producer stage. Ms. Garrett is also a director of Novagold Resources Inc., a mineral exploration company operating in the gold mining industry (NYSE American: NG; TSE: NG) and was a director of Ausenco PYT Ltd., a privately held global engineering firm until January 29, 2025.
Stanton K. Rideout has served as our Executive Vice President and Chief Financial Officer since October 2020. He has over 30 years of senior executive experience in the mining and manufacturing industries, including Romarco and Phelps Dodge Corporation. From April 2018 until October 2020, Mr. Rideout was a consulting Chief Executive Officer of Carolina Gold Resources Inc. (“CGR”), a Canadian precious and base metals project-generator company. He joined the Board of CGR in June 2017 and became Chairman of the Board in July 2018 until June 2023. Before that, Mr. Rideout served as the Senior Vice President and Chief Financial Officer of Romarco from November 2010 through December 2015. After OceanaGold acquired Romarco in September 2015, he provided debt and equity consulting services for a number of mining companies. From January 2008 until May 2008, Mr. Rideout was Executive Vice President and Chief Financial Officer for Swift Transportation Corporation (“Swift”), a large North American truckload carrier. Prior to Swift, Mr. Rideout held various senior finance and accounting positions over 25 years with Phelps Dodge Corporation. Those roles included Vice President and Treasurer, Vice President and Controller, Investor Relations Officer, and Chief Financial Officer of Phelps Dodge International Corporation. Mr. Rideout earned his Master’s in Business Administration from the University of Evansville and his Bachelor of Science, Business/Finance, from Western Kentucky University. Mr. Rideout is a Certified Public Accountant.
Rebecca A. Jennings joined the Company in October 2022 as Senior Vice President, General Counsel, and Corporate Secretary. She has over 25 years of experience in industry and private practice, having served as General Counsel and Corporate Secretary for Allied Nevada Gold Corp. (NYSE: ANV) from 2011 to 2014. From 2009 to 2011, Ms. Jennings served as Assistant Regional Counsel for Newmont Mining Corporation (NYSE: NEM). Ms. Jennings also served as General Counsel and Vice President of Human Resources for Approyo, Inc., a global cloud computing managed services provider, from 2018 to October 2022. Ms. Jennings holds a Bachelor of Arts from the University of Nevada and a Juris Doctorate, cum laude, from Seattle University School of Law.
David B. Thomas has served as Senior Vice President, General Manager of the Company since April 2024. Mr. Thomas joined the Company as Director, Environmental, Social and Government in December 2020, and he became interim General Manager in December 2021 and Vice President, General Manager in December 2022. He has an extensive background in business finance, project development and management. Mr. Thomas began his career in the oil and gas service industry, followed by 13 years in the financial services industry and 17 years in the mining industry. Prior to joining the Company in 2020, Mr. Thomas was President and General Manager of Haile Gold Mine in South Carolina from its 2007 inception with Romarco Minerals until the merger with Oceana Gold in 2015, remaining as Vice President & Country Director and Advisor until 2021. Mr. Thomas has extensive expertise in environmental permitting and mitigation, regulatory affairs as well as government and stakeholder development. Mr. Thomas is the brother of Diane R. Garrett, the Company’s President, Chief Executive Officer, and a member of the Board.
Available Information
The Company is a remote-first company and does not maintain corporate headquarters. Our mailing address is P.O. Box 3030, Winnemucca, Nevada 89446. Our telephone number is (775) 304-0260. Our website is www.hycroftmining.com. We encourage investors to use our website to find information about us. We promptly make available on this website, free of charge, the reports that we file or furnish with the SEC, as well as corporate governance information (including our Code of Business Conduct & Ethics and our Code of Conduct and Ethics for Senior Financial Officers). The SEC maintains a website at www.sec.gov that contains annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and other information regarding Hycroft and other issuers that file electronically with the SEC. In addition, paper copies of these documents will be furnished to any stockholder upon request, free of charge.

ITEM 1A. RISK FACTORS
You should carefully review and consider the following risk factors and the other information contained in this 2024 Form 10-K. Investing in the Company’s common stock or warrants is speculative and involves a high degree of risk due to the nature of the business and the present stage of exploration and advancement of the Company’s mineral properties. The Company may face additional risks and uncertainties that are not presently known, or that are currently deemed immaterial, which may also impair the Company’s business or financial condition. If any of those risks occur, the business, financial condition, and results of operations would suffer. The risks discussed below also include forward-looking statements, and actual results may differ substantially from those discussed in these forward-looking statements. See also Cautionary Statement Regarding Forward-Looking Statements in this 2024 Form 10-K. The following discussion should be read in conjunction with the Financial Statements and Notes.
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
•Risks related to a potential delisting by the Nasdaq Stock Market LLC (“Nasdaq”) for failure to comply with its listing requirements;
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
The figures for the Company’s mineral resources are estimates based on interpretation and assumptions, and the Hycroft Mine may yield less mineral production or less profit under actual conditions than is currently estimated.
Unless otherwise indicated, mineral resource figures in the Company’s filings with the SEC, press releases, and other public statements made from time to time are based upon estimates made by the Company’s personnel and independent geologists. These estimates are imprecise and depend upon geologic interpretation and statistical inferences drawn from drilling and sampling analyses, which may prove to be inaccurate. There can be no assurance that mineral resources or other mineralization figures will be accurate or that this mineralization could be mined or processed profitably.
Because the Company has not completed a preliminary feasibility study or feasibility study, mineral resource estimates may require adjustments or downward revisions based upon further exploration or advancement work or actual production experience. In addition, the grade of ore ultimately mined, if any, may differ from that indicated by drilling results. There can be no assurance that recovery of minerals in small-scale tests will be duplicated in larger-scale tests under on-site conditions or in production scale.
Until mineral resources are mined and processed, the quantity of ore and grades must only be considered an estimate. In addition, the quantity of mineral resources may vary depending on metal prices, which largely determine whether mineral resources are classified as ore (economic to mine) or waste (uneconomic to mine). Current mineral resource estimates were calculated using $1,900 per ounce of gold and $24.50 per ounce of silver. A material decline in the current price of gold or silver or material changes in processing methods or cost assumptions could require a reduction in mineral resource estimates. Any material reductions in estimates of mineral resources, or of the Company’s ability to upgrade these mineral resources to mineral reserves and extract these mineral resources, could have a material adverse effect on the Company’s prospects, and restrict its ability to successfully implement strategies for long-term growth. In addition, the Company cannot provide assurances that gold and silver recoveries experienced in small-scale laboratory tests will be duplicated in larger-scale tests under on-site conditions or during production.
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
The Company currently has no commercial mining operations or sustaining revenues from the exploration, development and care and maintenance operations at the Hycroft Mine. Mineral exploration and advancement involve a high degree of risk, and few properties that are explored are ultimately developed into producing mines. The future advancement of the Hycroft Mine will require obtaining permits and financing for the construction and operation of the mine, processing plants, and related infrastructure. The Company’s ability to establish mining operations or profitably produce precious metals from the Hycroft Mine will be affected by:
•timing and cost, which can be considerable, of the construction of additional mining and processing facilities;
•availability and costs of skilled labor and mining equipment;
•availability and cost of appropriate refining arrangements;
•necessity to timely obtain additional environmental and other governmental approvals and permits;
•availability of funds to finance equipment purchases, construction, and advancement activities;
•management of an increased workforce and coordination of contractors;
•potential opposition from non-governmental organizations, environmental groups, or local groups; and
•potential increases in construction and operating costs due to changes in the cost of fuel, power, labor, supplies and foreign exchange rates as well as the potential introduction of tariffs on imported goods.
New mining operations commonly experience unexpected problems and delays during advancement, construction, start-up commissioning, and transition to commercial operations, as well as delays in commencing mineral production. Accordingly, there are no assurances that, if the Company decides to initiate construction or mining activities, that it will be able to successfully establish mining operations or profitably produce gold and silver at the Hycroft Mine.
The Company has a limited property portfolio.
Currently, our only material mineral property is the Hycroft Mine. Unless we acquire or develop additional mineral properties, we will be solely dependent upon the Hycroft property. If no additional mineral properties are acquired by us, any adverse development affecting our operations and further exploration and development at the Hycroft Mine may have a material adverse effect on our financial condition and results of operations.
Industry-Related Risks
The market prices of gold and silver are volatile. A decline in gold or silver prices could result in decreased revenues, decreased net income, increased losses, and decreased cash inflows which may negatively affect the business.
Gold and silver are commodities. Commodity prices fluctuate and are affected by many factors beyond the Company’s control, including interest rates, expectations regarding inflation, speculation, currency values, central bank activities, governmental decisions regarding the disposal of precious metals stockpiles, global and regional demand and production, political and economic conditions and other factors. The prices of gold and silver, as quoted by The London Bullion Market Association on December 31, 2024 and December 31, 2023, were $2,610.85- and $2,062.40 per ounce for gold, respectively, and $28.905 and $23.790 per ounce for silver, respectively. The prices of gold and silver may decline in the future. A substantial or extended decline in gold or silver prices would adversely impact the Company’s financial position. In addition, sustained lower gold or silver prices may materially adversely affect the Company’s business, including:
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
The Company faces intense competition in recruiting and retaining qualified employees and contractors.
The mining industry is intensely competitive for employees and contractors and includes several large established mining companies with substantial mining capabilities and greater financial and technical resources than the Company’s. The Company thus faces great competition in the recruitment and retention of qualified managerial and technical employees as well as contractors. If unable to successfully compete for, attract and retain qualified employees and contractors, the Company’s exploration and development programs and/or operations may be slowed or suspended, which may materially adversely impact the Company’s financial condition and results of operations.
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
Substantial expenditures are required to construct and operate the Hycroft Mine, including additional equipment and infrastructure that is typically seen in milling and processing operations to allow for extraction of gold and silver from the sulfide mineral resource, to further develop the Hycroft Mine to establish mineral reserves and identify new mineral resources through exploration drilling and analysis. In 2025, the Company intends to complete additional exploration work, focusing on higher grade opportunities, conduct trade-off studies using the results from the 2022-2024 drill program and variability test work program, and conduct alternatives analyses. The Company cannot provide any assurance that an economic process can be developed for the sulfide mineral resource using POX, roasting or other processes for sulfide material, that any mineral resources discovered will be in sufficient quantities and / or grades to justify commercial operations or that the funds required for development can be obtained on a timely or economic basis.
Many factors affect successful project development, including but not limited to costs, actual mineralization, consistency and reliability of ore grades, commodity and reagent quantities and prices, efficient operation of processing facilities, hiring and retaining competent operational management and appropriately skilled and experienced employees and consultants.
The Company’s reliance on third-party contractors and consultants exposes the Company to risks.
In connection with the exploration and development of the Hycroft Mine, the Company contracts and engages third-party contractors and consultants to assist with aspects of the project. As a result, the Company is subject to a number of risks, some of which are outside its control, including:
•negotiating agreements with contractors and consultants on acceptable terms;
•the inability to replace a contractor or consultant in the event that either party terminates the agreement;
•reduced control over aspects of exploration or development operations undertaken by the contractor or consultant;
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
The mining industry is subject to risks and hazards, including, but not limited to, environmental hazards, industrial accidents, the encountering of unusual or unexpected geological formations, slide-ins, flooding, earthquakes and periodic interruptions due to inclement or hazardous weather conditions. These occurrences could result in damage to, or destruction of, mineral properties, equipment or facilities, personal injury or death, environmental damage, long-lived asset impairments, monetary losses, and possible legal liability. Insurance fully covering many of these risks is not generally available to the Company, and if it is, the Company may elect not to obtain it because of the high premium costs or commercial impracticality. Any liabilities incurred for these risks and hazards could be significant and could materially and adversely affect the Company’s results of operations, cash flows, and financial condition.
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
The effects of the COVID-19 pandemic have largely abated. However, the remaining ongoing effects are uncertain. The pandemic could begin worsening again in the U.S. and elsewhere, creating renewed uncertainty. The worsening of the COVID-19 pandemic could continue to, and possible future similar epidemics or other possible pandemics could also, materially and negatively impact the Company’s business.
Business-Related Risks
Our independent registered auditors have expressed substantial doubt about our ability to continue as a going concern.
Our audited financial statements included in this report include an explanatory paragraph that indicates that they were prepared assuming that we would continue as a going concern. Since ceasing mining operations in 2021 and completing gold and silver recovery in 2022, the Company has incurred significant operating losses. As the Company does not anticipate generating positive cash flow from operations in the near term, it remains dependent on unrestricted cash to meet its obligations over the next 12 months from the filing of these financial statements. The Company’s ability to continue as a going concern over the next 12 months from the filing of these financial statements depends on various cost control measures, including the potential to defer expenditures, reduce exploration and development activities, or secure additional capital. There can be no assurance that the Company will be successful in its plans. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.
The Company’s substantial indebtedness could adversely affect its financial condition.
On May 29, 2020, we consummated a business combination transaction (the “Recapitalization Transaction”) that resulted in Autar Gold Corporation (formerly known as MUDS Acquisition Sub, Inc. (“Acquisition Sub”)) acquiring all of the issued and outstanding equity interests of the direct subsidiaries of Hycroft Mining Corporation (“HMC or Seller”) and substantially all of the other assets of Seller and assuming substantially all of HMC’s liabilities. In conjunction with the Recapitalization Transaction, Seller’s indebtedness existing prior to the Recapitalization Transaction was either repaid, exchanged for indebtedness of the Company, exchanged for shares of common stock or converted into shares of HMC common stock, and our post-Recapitalization Transaction indebtedness included amounts drawn under the Credit Agreement among Hycroft, AuxAg Mining Corporation (formerly known as MUDS Holdco Inc.), Allied VGH LLC, Hycroft Resources and Development, LLC, Sprott Private Resource Lending II (Collector) Inc., and Sprott Resources Lending Corp. (“Sprott Credit Agreement”) and the assumption of the then newly issued 10% Senior Secured Notes (“Subordinated Notes”).
As of December 31, 2024, the Company had substantial outstanding indebtedness under the Sprott Credit Agreement ($15.0 million before discounts and issuance costs) and the Subordinated Notes ($112.2 million before discounts and issuance costs). Subject to the limits and terms contained in the Sprott Credit Agreement, if the Company is unable to incur additional debt or grant additional security interests from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes, then the risks related to the Company’s high level of debt could intensify. This high level of debt obligations could:
•make it more difficult for the Company to satisfy obligations with respect to its outstanding debt;

•require a substantial portion of the Company’s cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions and other general corporate purposes;
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
The Company has received several waivers to date from covenant obligations under the Sprott Credit Agreement. The Company can make no assurances that it will satisfy these covenants or that its lenders will continue to waive any future failure to do so. A breach of any of the covenants under the Sprott Credit Agreement could result in a default. See Note 10 – Debt, Net to the Notes to the Financial Statements for further information. If a default occurs under the Sprott Credit Agreement and/or the Royalty Agreement (the “Sprott Royalty Agreement”) among the Company, Hycroft Resources and Development, LLC, a wholly owned subsidiary of the Company, and Sprott Private Resource Lending II (Co) Inc. (“SPRL II”), the lenders could elect to declare the debt, together with accrued interest and other fees, to be immediately due and payable and proceed against the collateral securing that debt, which, in the case of the Sprott Credit Agreement and the Sprott Royalty Agreement, constitutes all or substantially all of the Company’s assets.
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

The Company’s primary future cash requirements for 2025 will be to fund working capital needs, capital and project expenditures, satisfying debt service required under the Sprott Credit Agreement, and other corporate expenses so the Company can continue to develop the Hycroft Mine by conducting targeted exploration drilling and completing the necessary technical studies to determine the likely timeline to bring the sulfide mineral resources into commercial-scale operation. As of December 31, 2024, the Company had unrestricted cash of $49.6 million. Stockholders are cautioned that expectations regarding the Company’s liquidity and capital resources are based on a number of assumptions that are believed to be reasonable but could prove to be incorrect. For example, the Company’s expectations are based on assumptions regarding assumptions regarding commodity prices, anticipated costs and other factors that are subject to risks, many of which are beyond the Company’s control. If the Company’s assumptions prove to be incorrect, it may require additional financing sooner than expected to continue to operate the business, which may not be available on favorable terms or at all and which could have a material adverse effect on the Company’s results of operations, financial condition, and liquidity.
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
As of March 4, 2025, 2176423 Ontario Limited, an entity affiliated with Eric Sprott, and American Multi-Cinema, Inc. (“AMC”) owned approximately 7.4% and 9.5%, respectively, of the Company’s outstanding voting securities and AMC has the right to acquire 2,340,824 additional shares of common stock and 2176423 Ontario Limited has the right to acquire 607,545 additional shares upon the exercise of warrants held by them. There are 1,733,279 shares of common stock underlying warrants held by 2176423 Ontario Limited that are not presently exercisable due to the effect of a beneficial ownership limitation blocker. In addition, AMC has the right to receive an additional 12,393 shares of common stock upon vesting of restricted stock units granted to AMC for its Board of Directors representative. Because of their significant stockholdings, each of Mr. Sprott and AMC could exert significant influence in determining the outcome of corporate actions requiring stockholder approval and otherwise influence the business. This influence could have the effect of delaying or preventing a change in control of the Company or entrenching management or the Board of Directors, which could conflict with the interests of other stockholders and, consequently, could adversely affect the market price of the Company’s common stock.
Risks related to the Company’s Common Stock and Warrants
The market prices and trading volume of shares of the Company’s common stock have experienced, and may continue to experience, extreme volatility, which could cause purchasers of the Company’s common stock to incur substantial losses.
The market prices and trading volume of shares of the Company’s common stock have experienced, and may continue to experience, extreme volatility, which could cause purchasers to incur substantial losses. For example, during 2024, the market price of the Company’s common stock fluctuated from an intra-day low of $1.87 per share on February 29, 2024 to an intra-day high of $4.65 on April 12, 2024, and the last recorded sales price of the Company’s common stock on Nasdaq on March 4, 2025 was $2.34 per share.
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
The Company’s outstanding warrants have a strike price that is higher than the last recorded sale price of the Company’s common stock on Nasdaq on March 4, 2025. Specifically, the Company has 34,289,898 warrants outstanding that expire on May 29, 2025 that entitle holders to purchase one-tenth share of the Company’s common stock at an exercise price of $11.50 per share, 9,583,334 warrants outstanding that expire on October 6, 2025 that entitle holders to purchase one-tenth share of the Company’s common stock at an exercise price of $10.50 per share and 46,816,480 warrants outstanding that expire on March 15, 2027 that entitle holders to purchase one-tenth share of the Company’s common stock at an exercise price of $1.068 share.
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
•A cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•A risk management process for third-party service providers, suppliers and vendors, including a rigorous vetting process and ongoing monitoring mechanisms designed to ensure compliance with cybersecurity standards.
As of the date of this 2024 Form 10-K, the Company is not aware of any cybersecurity incidents, that have had a materially adverse effect on our operations, business, results of operations, or financial condition.
Governance
Our Board of Directors considers cybersecurity risk as part of its risk oversight function. It has delegated oversight of cybersecurity and other information technology risks to the Audit Committee. The Audit Committee oversees the implementation of the cybersecurity risk management program.
The Audit Committee receives periodic reports from management on potential cybersecurity risks and threats and receives presentations on cybersecurity topics from Hycroft’s Information Systems Manager. The Audit Committee reports to the full Board of Directors regarding its activities, including those related to cybersecurity. The full Board of Directors also receives briefings from management on the cybersecurity risk management program as needed.
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
ITEM 2. PROPERTIES
The Company’s sole property is the Hycroft Mine, a gold and silver operation located 54 miles northwest of Winnemucca, spanning Humboldt and Pershing counties in Nevada. The mine is accessible via Nevada State Route 49 (Jungo Road), an all-weather, unpaved route maintained in part by both Humboldt County and the Company. A major east-west railway runs adjacent to the property.
The Hycroft Mine straddles Townships 34, 35, 35½, and 36 North, and Ranges 28, 29, and 30 East, Mount Diablo Base and Meridian (“MDB&M”), with coordinates approximately at 40°52’ north latitude and 118°41’ west longitude. It is situated on the western flank of the Kamma Mountains, near the eastern edge of the Black Rock Desert.

The property consists of 30 private parcels with patented claims totaling approximately 1,787 acres, along with 3,247 unpatented mining claims covering approximately 62,298 acres, for a combined total of approximately 64,000 acres. On May 15, 2023, the Company expanded its holdings by acquiring a 50% undivided interest in three additional mining claims, adding approximately 60 acres.
On-site facilities include two administration buildings, a mobile maintenance shop, a light vehicle maintenance shop, a warehouse, leach pads (North and Brimstone), primary, secondary, and tertiary crushing systems, two Merrill-Crowe process plants, and a refinery. Re-grading of the Crofoot heap leach pad slopes is underway in accordance with the BLM-approved reclamation plan, and it could be used as a waste facility in the future after appropriate modifications and permitting. The remaining infrastructure may support future development.
The Hycroft Mine operates under permits authorized by the BLM, NDEP, NDOW, Nevada Division of Water Resources (“NDWR”), and various county agencies.
Hycroft Technical Report Summary
The information that follows relating to the Hycroft Mine is derived, for the most part, from, and in some instances is an extract from, the 2023 Hycroft TRS. Portions of the following information are based on assumptions, qualifications and procedures that are not fully described herein. Reference should be made to the full text of the 2023 Hycroft TRS, incorporated herein by reference and made a part of this 2024 Form 10-K, as previously filed with the SEC on March 28, 2023.
Overview and Highlights
The 2023 Hycroft TRS provides an initial assessment of the mineral resources at the Hycroft Mine. It outlines plans to process sulfide and transition mineralization using a milling and pressure oxidation (“POX”) process, while oxide mineralization will be processed through heap leaching. Prepared by third-party consultants, including Ausenco, IMC, and WestLand, the report reflects updated findings and supersedes the 2022 Hycroft TRS, which should no longer be relied upon.
During 2023, the Company advanced metallurgical testing to improve gold and silver recoveries from sulfide-bearing ores. This work included studies on crushing, grinding, flotation variability, pressure oxidation, carbon-in-leach, dewatering, and tailings compaction. These efforts also explored potential byproducts to enhance revenue streams and optimize the deposit’s economic potential.
As of the date of the 2023 Hycroft TRS, the Hycroft Mine’s measured and indicated resources include 10.6 million ounces of gold and 360.7 million ounces of silver, with inferred resources of 3.4 million ounces of gold and 96.1 million ounces of silver. These resources span oxide, transitional, and sulfide ores.
The Company will continue to evaluate the opportunities identified in the 2023 Hycroft TRS, taking into account inflationary pressures on equipment and input costs. An updated technical report will be issued when appropriate, as the Company further refines its analysis and explores additional opportunities.
Hycroft Mine
For a detailed discussion of the Hycroft Mine’s operating and production data, see Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Hycroft Mine.
The Hycroft Mine and related facilities are located approximately 54 miles northwest of Winnemucca, Nevada. Winnemucca, a city with a population of approximately 8,431 (2020 Census data), is a commercial community on Interstate 80, 164 miles northeast of Reno. The mine property straddles Townships 34, 35, 35½, and 36 North and Ranges 28, 29, and 30 East MDB&M with an approximate latitude 40°52’ north and longitude 118°41’ west.

The following shows the location of our property.

Hycroft Regional Claim Map
N
W
E
S
0 0.5 1 2 3 4
Miles
Legend
All_Claims
Hycroft Claims
Rose Bud Claims
Hycroft Patent Claims

N
OREGON
IDAHO
Winnemucca
Carlin Trend
Independence Group
Hycroft
Jungo Rd
SR 49
Gerlach
Elko
80
CALIFORNIA
SR 447
80
Reno
Rabbit Creek Trend
UTAH
Battle Mtn/ Eureka Trend
NEVADA
Hycroft
Gold Trends
Las Vegas
ARIZONA

Additionally, the following map shows the current property and facilities layout.
The town is served by a transcontinental railroad and a municipal airport. Access to the Hycroft Mine from Winnemucca is via Nevada State Route 49 (Jungo Road), a well-maintained, unpaved road, and a short access road leading to the mine’s main entrance. Within the property, well-maintained mine and exploration roads provide access throughout the property. Additional access routes are available from Imlay, Gerlach, and Lovelock, by unpaved roads intersecting Interstate 80 and Nevada State Route 447.
The majority of the Hycroft Mine’s workforce resides in the Winnemucca area. The site receives electrical power from NV Energy through the northwestern Nevada power grid. Initial surveys indicate that Winnemucca has the necessary infrastructure, including shopping, emergency services, and schools, to support the maximum workforce and dependents. The Hycroft Mine currently has water rights which are believed to be adequate to support potential future operations.
The Hycroft Mine is located on the eastern edge of the Black Rock Desert and the western flank of the Kamma Mountains, between Winnemucca and Gerlach, Nevada. The area lacks streams, rivers, or major lakes, with elevations ranging from 4,500 to 5,500 feet above sea level. The region’s climate is arid, with an average annual precipitation of 7.7 inches. Summer temperatures typically range from 50°F to 90°F, while winter temperatures average between 20°F and 40°F.
The mine consists of 30 private parcels with patented claims covering approximately 1,787 acres and 3,247 unpatented lode and placer claims spanning roughly 62,298 acres, totaling about 64,000 acres. Patented claims occupy private land, while unpatented claims are located on public lands managed by the BLM. These claims are subject to U.S. federal and Nevada state regulations.
To maintain the patented claims in good standing, annual property tax payments must be made to the county in which the claims are held. To maintain unpatented claims in good standing, a notice of intent to maintain the claims must be filed with the county, along with annual mineral claim filing fees to the BLM. Filing fees for these claims amounted to $0.6 million for the years ended December 31, 2024 and 2023. As long as we file the annual notice and pay the claim filing fees, there is no expiration date for our unpatented claims.
A portion of the Hycroft Mine is subject to an agreement that requires payment of a 4% net profit royalty on certain patented and unpatented mining claims. The royalty is subject to a maximum of $7.6 million, with $3.3 million satisfied and $4.3 million outstanding as of both December 31, 2024 and 2023. The net profit royalty has no expiration date.
Additionally, the Hycroft Mine is subject to the Sprott Royalty Agreement, which mandates a perpetual royalty payment equal to 1.5% of Net Smelter Returns, as defined in the Sprott Royalty Agreement. There is no expiration or limit on the total amount payable under the Sprott Royalty Agreement.
The Hycroft Mine was formerly known as the Crofoot-Lewis open pit mine, which was a small heap leaching operation that commenced in 1983. Vista Gold Corp., a corporation incorporated under the laws of the Yukon Territory (“Vista”), acquired the Crofoot-Lewis claims and mine in 1987 and 1988. During this first operating period, the mine produced over 1.0 million ounces of gold and 2.5 million ounces of silver. The mine production continued until it was placed on a care and maintenance program in December 1998 due to low gold prices. Hycroft Mining Corporation (“HMC”) acquired the Hycroft Mine in 2007 pursuant to an agreement which Vista transferred its Nevada mining properties to HMC’s predecessor. HMC restarted the Hycroft Mine in 2008 and suspended mining operations on July 8, 2015. During 2016, HMC was actively processing and producing gold from the ore within the heap leach pads. On January 1, 2017, HMC went into a care and maintenance mode when it stopped adding lime to the leach pads and continued to operate in a care and maintenance mode throughout 2017 and 2018. Prior to restarting operations, production of gold and silver was a byproduct of HMC’s maintenance activities on the Hycroft Mine. In December 2018 HMC began restart activities, including the rehabilitation of the crushing facility and construction of a new leach pad, with active mining operations beginning in the second quarter of 2019 with six haul trucks, two hydraulic shovels, and one wheel loader. Initial gold and silver production occurred in August 2019 and continued until active mining operations ceased at the Hycroft Mine in November 2021.
Existing facilities on site include two administration buildings, a mobile maintenance shop, a fixed maintenance shop, an assay lab, a light vehicle maintenance shop, a warehouse, leach pads, primary, secondary, and tertiary crushing systems, two Merrill-Crowe process plants, and a refinery. Components for a second refinery are present on-site and will be assembled during the mining activities expansion. In the event of any missing components for the refinery’s construction, they will be acquired and delivered to the site as part of the overall mining expansion. The crushing system will need to be refurbished and upgraded prior to restarting activities. All other facilities are operational except for the crushing system and the North Merrill-Crowe plant, which will be rehabilitated and brought online when required. The gross carrying value of property, plant, and equipment associated with the Hycroft Mine as of December 31, 2024 and 2023, was $87.9 million and $87.1 million, respectively.
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
The deposit is typically broken into six major zones based on geology, mineralization, and alteration: Brimstone, Vortex, Central, Bay, Boneyard, and Camel. Breaks between the zones are major faults.
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
The following description of the Hycroft Mine’s measured, indicated and inferred mineral resources does not purport to be complete and is subject to, and qualified in its entirety by reference to, the full text of the 2023 Hycroft TRS, incorporated by reference as Exhibit 96.1 to this 2024 Form 10-K.

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
•All units are imperial. Ktons refers to 1,000 short tons or 2,000 lbs. Gold and silver grades are in troy ounces/short ton.
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
The Hycroft Mine resource model includes data from 1981 to 2022 and includes 5,601 holes, representing 2,588,826 feet of drilling. The drill hole collar locations are shown in the 2023 Hycroft TRS and later in this text. In the 2023 Hycroft TRS, there are 5,532 drill holes in the resource model area of which 188 have been drilled to define stockpiles or the Crofoot leach pad.
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
Technical Report Summaries and Qualified Persons
The scientific and technical information concerning the Hycroft Mine in this 2024 Form 10-K has been reviewed and approved by third-party “Qualified Persons” under the Modernization Rules, including Ausenco, IMC, and WestLand. For a description of the key assumptions, parameters and methods used to estimate mineral resources included in this 2024 Form 10-K, as well as data verification procedures and a general discussion of the extent to which the estimates may be affected by any known environmental, permitting, legal, title, taxation, sociopolitical, marketing, or other relevant factors, please review the 2023 Hycroft TRS.
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
Warrant Holder Litigation
The Company has been named as a defendant in four pro se actions that assert claims for breach of contract and declaratory judgment arising from or directly relating to warrants purportedly held by the pro se plaintiffs in the Delaware Chancery Court. In various forms, they allege that the Company or its predecessor entities breached the Warrant Agreement, dated October 22, 2015, and/or related Amendment Agreement, dated February 26, 2020. In sum, in all four actions, Plaintiffs allege, by or on behalf of “Warrant holders,” that the Company or its predecessor(s) breached these agreements by failing to make proper “Mechanical Adjustments” to the warrants in accordance with terms of the Warrant Agreement upon the occurrence of certain business transactions and events, including the Recapitalization Transaction. On July 9, 2024, the Delaware Court entered a letter opinion relative to the warrant holder lawsuits and certain procedural issues relative to the Company’s motion to consolidate and/or stay proceedings. All parties are currently awaiting further direction from the Delaware Court in order to move to the next phase of motions.
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
During the year ended December 31, 2024, the Hycroft Mine reported no lost time accidents and achieved one million work hours without a lost time incident in the second quarter of 2024. The Hycroft Mine’s TRIFR for the trailing 12 months, which includes other reportable incidents, is one of the metrics we use to assess safety performance, and it is well below industry averages and significantly below pre-2021 historical levels observed at the Hycroft Mine. During the year ended December 31, 2024, the Company continued its critical focus on safety, including allocating additional personnel, resources, workforce time, and communications to operate safety. These actions contributed to maintaining a TRIFR of 0.00 at both December 31, 2024 and December 31, 2023. The Company remains committed to adapting safety initiatives as necessary to ensure the well-being of our workforce, contractors, and visitors.
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
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this 2024 Form 10-K.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The Company’s common stock is listed on the Nasdaq under the symbol “HYMC.”
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
On March 4, 2025, the last reported sale price of the Company’s common stock on the Nasdaq was $2.3400. As of March 4, 2025, there were 24,983,358 shares of the Company’s common stock issued and outstanding, and there were 296 registered stockholders of record.
Dividend Policy
The Company has never paid dividends on its common stock and currently has no plans to do so. The Sprott Credit Agreement contains provisions that restrict the Company’s ability to pay dividends. For additional information on these restrictions, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Debt covenants and Note 11 – Debt, Net to the Notes to the Financial Statements.
Issuer Purchases of Equity Securities
During the year ended December 31, 2024, the Company did not purchase any of its equity securities that are registered under Section 12(b) of the Exchange Act. The Sprott Credit Agreement contains provisions that restrict the Company’s ability to repurchase or redeem capital stock.
Unregistered Sales of Equity Securities and Use of Proceeds
None.
ITEM 6. [RESERVED]
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion provides information we believe is relevant to an assessment and understanding of our consolidated operating results and financial condition. The following discussion should be read in conjunction with our other reports filed with the SEC, as well as our Financial Statements and the Notes. Terms not defined herein have the same meaning defined elsewhere in this 2024 Form 10-K.
Introduction to the Company
We are a U.S.-based gold and silver exploration and development company that owns the Hycroft Mine in Nevada. Our focus is on exploring the mine’s approximately 64,000 acres of claims and developing the project in a safe, environmentally responsible, and cost-effective way. Pre-commercial scale mining activities were started in the fourth quarter of 2019, subsequently halted in November 2021, and we completed processing the gold and silver ore previously placed on leach pads by December 2022. We do not anticipate significant revenues from gold and silver sales until we complete the necessary technical work and resume mining operations.
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
We reported no lost time incidents during the year ended December 31, 2024 and continue to operate in excess of one million work hours without a lost time incident. The Hycroft Mine’s total recordable injury frequency rate (“TRIFR”) for the trailing 12 months, which includes other reportable incidents, is one of the metrics we use to assess safety performance, and it is well below industry averages and significantly below pre-2021 historical levels experienced at the Hycroft Mine. During the year ended December 31, 2024, we continued our critical focus on safety, including allocating additional personnel, resources, workforce time, and communications to mine safety. These actions contributed to maintaining a TRIFR of 0.00 at both

December 31, 2024 and December 31, 2023. We will continue to evolve our safety efforts as needed to keep our workforce, contractors, and visitors safe.
Executive Summary
During the year ended December 31, 2024, the Company continued its exploration drill program, completed portions of the metallurgical and variability test work, and continued to analyze new drill assay data and information received in the period. The ongoing metallurgical and variability test work continues to follow up on the March 2023 Hycroft Property Initial Assessment Technical Report Summary Humboldt and Pershing Counties, Nevada (“2023 Hycroft TRS”) that was completed utilizing a conventional crushing, grinding, and flotation circuit that generates a concentrate to be fed to a pressure oxidation autoclave facility commonly used for refractory gold ores. The Company is also focused on strengthening its balance sheet primarily by reducing debt and raising cash through sales of non-core assets and equity. Beginning in the fourth quarter of 2023, the Company again began accessing its at-the-market public offering program (“ATM Program”) and on May 31, 2024, the Company replaced the ATM Program with a new $100.0 million at-the-market public offering program (the “New ATM Program”). Through these programs, the Company generated gross proceeds of $12.6 million, before commissions and offering expenses, during the year ended December 31, 2024. On January 5, 2024, the Company voluntarily pre-paid $38.0 million of the first lien loan, comprised of $34.7 million principal and $3.3 million for the remaining additional interest (as defined in the Sprott Credit Agreement - See Note 10 – Debt, Net to the Notes to the Financial Statements for additional information).
Recent Developments
2024 exploration drilling
In February 2024, the Company launched its 2024 exploration drill program (the “2024 Drill Program”), to build on the high-grade silver dominant trends at Brimstone and Vortex announced in November 2023. The 2023 drilling revealed substantial high-grade silver mineralization that has continuity with historical drilling along trends not previously identified. The objective of the 2024 Drill Program was to define the structural framework of these new trends and identify target areas that have not been drilled to establish continuity of the two high-grade silver trends. The 2024 Drill Program was expanded during the year and 9,058 meters of drilling were completed as of December 31, 2024. The exploration program continued to define the structural framework of the two new high-grade silver trends, targeting down-dip extensions, and further establishing continuity of the two trends. Additionally, based on the Induced Polarity geophysical surveys completed in the second quarter of 2024 coupled with a robust mapping and sampling program the Company extended the drilling program east of the current resource to extend identification of Hycroft mineralization to the east in a previously unexplored area within the current plan of operation. The pending assay results at year-end 2024 are expected in the first quarter of 2025.
Metallurgical and variability test work
During the year ended December 31, 2024, the Company advanced with metallurgical work and engineering work necessary for designing a sulfide milling operation. The Company has been testing composite samples from around the ore body that represents the various material characteristics in the sulfide ore. Crushing, grinding, and flotation work has identified significant improvements in gold and silver flotation recoveries compared to the current technical report that increase the economic benefits to the project. The Company’s test work for identifying the optimal inputs and operating parameters for roasting, pressure oxidation, leaching, sulfuric acid generation, and power co-generation work progressed during the year ended December 31, 2024, and this test work will continue into 2025. Process plant flow sheets, equipment selection, plant layout, water management, and other designs continued to be developed. Due to the potential commercial applications for the significant quantity of sulfuric acid expected to be generated from roasting the sulfide concentrate, the Company engaged a third-party specialist to complete a focused sulfuric acid market study and to assist in identifying local and regional sulfuric acid markets with current and emerging consumers. The sulfuric acid market study identified a viable market for the potential by-product sulfuric acid generated from roasting the sulfide concentrate. The Company continues to complete metallurgical testing to generate the information necessary to conduct trade-off studies to assess whether roasting technology could offer superior economics compared to POX technology for the Hycroft Mine. During 2024, the Company completed the future tailing storage facility designs needed to extend material storage capacity and comply with new and emerging safety and environmental regulations for these types of facilities.
Balance Sheet and Equity Activities
During the year ended December 31, 2024, the Company completed the following activities (discussed in further detail below) that strengthened the Company’s balance sheet:
•Received net cash proceeds from sales of equipment, patents, and intellectual property totaling $7.6 million.
•The Company sold 3,821,362 shares of common stock for aggregate gross proceeds, before commissions and offering expenses, of $12.6 million.

•The Company voluntarily pre-paid $38.0 million of the first lien loan comprised of $34.7 million principal and $3.3 million for the additional interest balance (as defined in the Sprott Credit Agreement).
2025 Outlook
The Company’s current plan is to operate safely and environmentally responsibly while advancing exploration, targeting high-grade opportunities, and completing technical studies and data analyses. Subject to sufficient cash on hand, key 2025 plans include assessing the potential for a high-grade underground mining scenario, executing a follow-up exploration program to expand high-grade silver mineralization, finalizing engineering and trade-off studies, and reviewing district exploration targets to unlock broader mineral resource potential.
The 2025 Exploration Program is designed to test the lateral and at depth extensions of the newly discovered high-grade silver dominant trends at Brimstone and Vortex and continue exploration to the east of the mine. These new systems remain open in all directions and at depth, having the potential to expand and be developed as an underground mine. Geophysical surveys and structural geology reviews have identified high-priority anomalies expanding our target area to the east of the mine spanning a two-kilometer by one-kilometer area within the current plan of operation, and the Company is refining drill targets for these areas.
Trade-off studies and alternative analyses will continue in 2025, evaluating grinding methods, flotation cell configurations, and sulfide conversion processes such as pressure oxidation and roasting to optimize recoveries and explore additional by-product revenue streams. These efforts will support the development of optimal process flow sheets, with updates to the technical report anticipated in the second half of 2025. The Company remains committed to maintaining the Hycroft Mine and strengthening its balance sheet to support these initiatives.
Results of Operations
Operating expenses

	Year Ended December 31,
	2024	2023
Exploration and development costs	19,526	20,637
General and administrative costs	14,472	12,673
Gain on asset sales	(9,410)	(541)
Mine site costs	9,355	10,735
Asset retirement obligation adjustments and accretion expense	7,116	(1,800)
Depreciation, amortization, and inventory adjustments	2,764	3,309
Total	$43,823	$45,013
Exploration and development costs
Exploration and development costs decreased $1.1 million during the year ended December 31, 2024, primarily due to a reduction in exploration drilling to only core drilling to better understand the structural complexities of the new high-grade silver dominant trends at Brimstone and Vortex and test their extensions.
General and administrative costs
General and administrative costs increased $1.8 million during the year ended December 31, 2024, primarily due to increased professional fees associated with strategic activities, in addition to the Company reaching a settlement agreement with a supplier regarding a consignment agreement for crusher liners that resulted in a $1.2 million gain in the prior year, see Note 9 – Accounts Payable, Accrued Expenses, and Other Liabilities to the Notes to the Financial Statements for further detail.
Gain on asset sales
Gain on asset sales increased $8.9 million during the year ended December 31, 2024, primarily due to a $4.2 million gain on sale of equipment in 2024 as compared to a $0.5 million gain on sale of equipment in 2023, a $3.6 million gain on sale of patents and intellectual property, and a $1.6 million gain on forfeiture of non-refundable deposits, see Note 17 – Other income, net to the Notes to the Financial Statements for further detail.

Mine site costs
Mine site costs decreased $1.4 million during the year ended December 31, 2024, primarily attributed to reduced year-over-year activities at the mine site, along with reduced expenses related to the net proceeds from the sale of carbon containing gold and silver that was initially intended for disposal.
Asset retirement obligation adjustments and accretion expense
During the year ended December 31, 2024, the Company recorded a $7.1 million charge to its asset retirement obligation estimate. The change in estimate accounts for changes in: (i) the Standardized Reclamation Cost Estimator Unit Cost Data, (ii) a revised engineering design for impervious cover placement requiring additional volumes of cover material on the Crofoot heap leach pad, (iii) adjustments to the project timeline, (iv) increased costs due to additional equipment, longer haul distances, and other costs exceeding prior estimates, and (v) accretion. See Note 10 – Asset Retirement Obligation to the Notes to the Financial Statements for additional information.
During the year ended December 31, 2023, the Company recorded a $2.9 million reduction to its asset retirement obligation estimate. The change in estimate during the year ended December 31, 2023, reflected a net decrease in estimate attributable to the completion of part of the Crofoot leach pad re-sloping and the change in timing of water treatment Phases 2 and 3, and evaporation over a three-year period at the end of the mine life, partly offset by increased labor and equipment costs.
Depreciation, amortization, and inventory adjustments
Depreciation, amortization, and inventory adjustments expense decreased $0.5 million during the year ended December 31, 2024, primarily due to certain assets nearing full depreciation and fewer significant capital additions in recent periods.
Non-operating income

	Year Ended December 31,
	2024	2023
Interest income	$4,419	$8,278
Other (loss) income, net	(1,523)	178
Interest expense	(19,969)	(18,467)
Total	$(17,073)	$(10,011)
Interest income
Interest income decreased $3.9 million during the year ended December 31, 2024, primarily due to a decrease in investment interest of $2.9 million, a decrease in interest earned on the contract for the sale of a semi-autogenous (“SAG”) mill and Ball Mill classified in assets held-for-sale of $0.7 million, and a decrease in interest earned on Restricted cash of $0.4 million, partially offset by an increase in interest earned on prior period tax refunds of $0.2 million.
Other (loss) income, net
Other (loss) income, net decreased $1.7 million during the year ended December 31, 2024, primarily due to a $1.6 million unrealized loss on securities.
Interest expense
Interest expense increased $1.5 million during the year ended December 31, 2024, primarily due to $6.9 million of accelerated amortization of original issue discount and issuance costs related to voluntary first lien debt prepayments, which was partially offset by lower interest expense on that debt. See Note 11 – Debt, Net to the Notes to the Financial Statements for additional information.

Liquidity and Capital Resources
General
The Company’s unrestricted cash position at December 31, 2024, was $49.6 million, as compared with $106.2 million at December 31, 2023. The reduction in unrestricted cash was due to cash used in operating and investing activities totaling $29.6 million along with debt payments of $38.1 million, including voluntary first lien debt prepayment of $38.0 million in January 2024. In addition to cash from sales of equipment, patents, and intellectual property totaling $7.6 million for the year ended December 31, 2024, the Company raised cash through its ATM Program and New ATM Program as follows, and as discussed in Note 15 – Stockholders’ Equity in the Notes to the Financial Statements:
•On June 2, 2023, the Company filed a prospectus supplement reactivating the ATM Program. As of December 31, 2023, $360.3 million of common stock was available for issuance under the ATM Program. On March 19, 2024, the Company filed a prospectus supplement under the baby shelf rule (Instruction I.B.6. of Form S-3), limiting sales to one-third of its public float over any 12-month period while the public float remained below $75.0 million. This supplement revised the maximum shares available for sale through the ATM Program to $15.3 million. However, on April 11, 2024, the Company’s public float exceeded $75.0 million, and a new prospectus supplement filed on May 15, 2024, increased the available shares for sale under the New ATM Program to an aggregate offering price of $100.0 million.
•On May 15, 2024, the Company filed a new $350.0 million prospectus subject to Instruction I.B.6 to Form S-3, referred to as a universal shelf registration statement, that included the $100.0 million New ATM Program. The universal shelf registration statement became effective on May 31, 2024, replacing the prior universal shelf registration statement filed on June 30, 2021.
•During the years ended December 31, 2024 and 2023, under the ATM Program and New ATM Program, the Company sold 3,821,362 (including 828,815 under the New ATM Program and 2,992,547 under the ATM Program) and 523,328 (under the ATM Program) shares of common stock, respectively, for aggregate gross proceeds, before commissions and offering expenses, of $12.6 million (including $2.2 million under the New ATM Program and $10.4 million under the ATM Program) and $1.1 million (under the ATM Program), respectively.
•As of December 31, 2024, $97.8 million gross sales price of common stock was available for issuance under the New ATM Program.
As the Company ceased mining activities in 2021 and completed recovering gold and silver ounces previously placed on the leach pad in 2022, the Company does not expect to generate net positive cash from operations for the foreseeable future. Accordingly, the Company will be dependent on its unrestricted cash and other sources of cash to repay debt and fund the business. Historically, the Company has been dependent on various forms of debt and equity financing to fund its business. While the Company has been successful in the past raising funds through equity and debt financings, and restructuring its debt, no assurance can be given that additional financing will be available to it in amounts sufficient to meet the Company’s needs or on terms acceptable to the Company. If funds are unavailable, the Company may be required to materially change its business plan.
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
In addition, the Company will continue to evaluate alternatives to raise additional capital necessary to fund the future development of the Hycroft Mine and will continue to explore other strategic initiatives to enhance stockholder value. The Company may not be successful with its efforts to raise additional capital or restructure its debt, which may result in a default of the first lien loan that could trigger a cross acceleration default of the subordinated debt.

Cash and liquidity
The Company has placed substantially all its cash in operating and investment accounts with well-capitalized financial institutions, thereby ensuring balances remain readily available. The Company uses AAAm rated U.S. Government Money Market Funds for its cash investments.
The following table summarizes projected sources of future liquidity, as recorded within the Financial Statements (in thousands):

	December 31, 2024	December 31, 2023
Cash and cash equivalents	$49,560	$106,210
Assets held-for-sale(1)	5,698	7,148
Interest receivable	274	667
Income tax receivable(2)	95	1,530
Total projected sources of future liquidity	$55,627	$115,555
(1)In July 2024, the Company entered into an Equipment Purchase Agreement to sell one Ball Mill for $4.0 million, before commissions and expenses. The Company recorded a $1.5 million reduction to equipment not-in-use and recognized $2.0 million, net of commissions as Gain on asset sales for the sale of the Ball Mill for the year ended December 31, 2024.
(2)On October 2, 2024, the Company received a $1.6 million payment from the Internal Revenue Service, of which $1.4 million was for prior period income tax refunds and $0.2 million was for interest. As a result of this payment, the Company’s income tax receivable balance has been reduced to $0.1 million.
Year ended December 31, 2024, compared to year ended December 31, 2023
The following table summarizes sources and uses of cash for the following periods (in thousands):

	Year Ended December 31,
	2024	2023
Net loss	$(60,896)	$(55,024)
Net non-cash adjustments	22,845	14,286
Net change in operating assets and liabilities	2,154	(709)
Net cash used in operating activities	(35,897)	(41,447)
Net cash provided by (used in) investing activities	6,327	(507)
Net cash used in financing activities	(25,922)	(1,461)
Net decrease in cash	(55,492)	(43,415)
Cash, cash equivalents and restricted cash, beginning of period	132,550	175,966
Cash, cash equivalents and restricted cash, end of period	$77,058	$132,550
Cash used in operating activities
During the year ended December 31, 2024, the Company used $35.9 million of cash in operating activities, primarily attributable to a Net loss of $60.9 million, the cash impact of which was equal to $38.1 million. The largest non-cash items included in Net loss were Non-cash interest expense, including accelerated amortization of original issue discount and issuance costs of $18.2 million and Asset retirement obligation adjustments and accretion expense of $7.1 million. The primary items included in changes in operating assets and liabilities of $2.2 million were a reduction of Receivables, net of $1.8 million and Prepaids of $1.4 million, and increase in Accounts payable, accrued expenses, and other liabilities of $0.9 million, partially offset by Payments for asset retirement obligations of $1.9 million.
During the year ended December 31, 2023, the Company used $41.4 million of cash in operating activities primarily attributable to a Net loss of $55.0 million, the cash impact of which was equal to $40.2 million, and $1.2 million was used by working capital and other operating activities, driven primarily by cash used to reduce Accounts payable, accrued expenses, and other liabilities of $0.8 million, partially offset by Payments for asset retirement obligations of $1.9 million.
Cash provided by (used in) investing activities.
During the year ended December 31, 2024, investing activities generated cash of $6.3 million, comprised of Proceeds from sale of assets of $7.6 million, partially offset by Additions to property, plant, and equipment of $1.3 million.

During the year ended December 31, 2023, investing activities used $0.5 million primarily due to $1.1 million for the purchase of equipment that was partly offset by $0.6 million from the sale of assets.
Cash used in financing activities
During the year ended December 31, 2024, cash used in financing activities of $25.9 million was primarily related to Principal payments including the $38.0 million voluntary first lien debt prepayment. This amount was partially offset by gross proceeds of $12.6 million, less commissions and offering expenses, from the ATM Program and New ATM Program.
During the year ended December 31, 2023, cash used in financing activities of $1.5 million was primarily related to the payment of additional interest (as defined in the Sprott Credit Agreement and which is classified as debt in the financial statements) of $2.2 million. These amounts were partially offset by gross proceeds of $1.1 million, less commissions and offering expenses, from the ATM Program.
Future capital and cash requirements
The following table provides the Company’s gross contractual cash obligations as of December 31, 2024, which are grouped in the same manner as they are classified in the Consolidated Statement of Cash Flows in order to provide a better understanding of the nature of the obligations and to provide a basis for comparison to historical information. The Company believes that the following provides the most meaningful presentation of near-term obligations expected to be satisfied using current and available sources of liquidity (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating activities:
Sprott Royalty Agreement(1)	$241,199	$—	$—	$—	$241,199
Remediation and reclamation expenditures(2)	110,963	179	9,944	—	100,840
Interest payments(3)	4,255	1,763	2,492	—	—
Crofoot Royalty(4)	4,344	—	—	—	4,344
Financing activities:
Repayments of debt principal(5)	164,815	54	164,761	—	—
Total	$525,576	$1,996	$177,197	$—	$346,383
(1)The Company is required to pay a perpetual royalty equal to 1.5% of the net smelter returns from the Hycroft Mine (“Sprott Royalty Agreement”), payable monthly that also includes an additional amount for withholding taxes payable by the royalty holder.
(2)Mining operations are subject to extensive environmental regulations in the jurisdictions in which they are conducted, and we are required, upon cessation of operations, to reclaim and remediate the lands that our operations have disturbed. The estimated undiscounted inflated cash outflows of these remediation and reclamation obligations are reflected here. In the above presentation, no offset has been applied for the $58.7 million of our reclamation bonds or for the $27.5 million of cash collateral for those bonds included in Restricted Cash.
(3)Interest payments consist of monthly payments under the Amended and Restated Credit Agreement (“Sprott Credit Agreement”) (as amended by the March 30, 2022 amended agreement (the “Second A&R Agreement”) at the minimum interest rate of Secured Overnight Financing Rate (“SOFR”) plus 0.26161% adjustment plus 6.00%, monthly interest payments for other debt, and paid in kind interest associated with the subordinated debt paid at maturity.
(4)The Company is required to pay a 4% net profit royalty (Crofoot Royalty), including advance royalty payments of $0.1 million in any year where mining occurs on the Crofoot claims and an additional $0.1 million if tons mined from the Crofoot claim blocks exceed 5.0 million tons. See Note 24 – Commitments and Contingencies in the Notes to the Financial Statements for additional information.
(5)Repayments of principal on debt consists of amounts due under the Sprott Credit Agreement (as amended by the Second A&R Agreement), the amendment to the 10% Senior Secured Notes and Note Exchange Agreement (“Subordinated Notes”) and notes payable for equipment purchases. The repayment of the Subordinated Notes principal includes interest that is paid in-kind, which adds to the outstanding debt principal. See Note 11 – Debt, Net in the Notes to the Financial Statements for additional information.
In addition, the Company may enter into service agreements from time-to-time with contractors or consultants to perform work on or related to the Hycroft Mine. In general, these agreements are on an as-needed basis and do not have ongoing commitments and, as such, have not been included in the table above.

Going concern
Since ceasing mining operations in 2021 and completing gold and silver recovery in 2022, the Company has incurred significant operating losses. As the Company does not anticipate generating positive cash flow from operations in the near term, it remains dependent on unrestricted cash to meet its obligations over the next 12 months. The Company’s ability to continue as a going concern over the next 12 months depends on various cost control measures, including the potential to defer expenditures, reduce exploration and development activities, or secure additional capital if necessary. There can be no assurance that the Company will be successful in its plans. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.
Debt covenants
The Company’s debt agreements contain representations and warranties, events of default, restrictions and limitations, reporting requirements, and covenants that are customary for agreements of these types.
The Sprott Credit Agreement (as amended by the Second A&R Agreement and the Second Amendment to the Second A&R Agreement) contains covenants that, among other things, restrict or limit the ability of the Company to enter into encumbrances (other than Permitted Encumbrances), incur indebtedness (other than Permitted Indebtedness), dispose of its assets (other than Permitted Disposals), pay dividends, and purchase or redeem shares, as such terms are defined in the Sprott Credit Agreement (as amended by the Second A&R Agreement and the Second Amendment to the Second A&R Agreement). The Sprott Credit Agreement (as amended by the Second A&R Agreement and the Second Amendment to the Second A&R Agreement) requires the Company to ensure that, at all times, its Unrestricted Cash is at least $15.0 million and its Working Capital is at least $10.0 million, as such terms are defined in the Sprott Credit Agreement (as amended by the Second A&R Agreement and the Second Amendment to the Second A&R Agreement). The Subordinated Notes include customary events of default, including those relating to a failure to pay principal or interest, a breach of a covenant, representation or warranty, a cross-default to other indebtedness, and non-compliance with security documents. As of December 31, 2024, the Company was in compliance with all covenants under its debt agreements.
On March 9, 2023, the Company entered into a letter agreement (the “Waiver and Amendment”), by and between the Company, Sprott Private Resource Lending II (Collector), LP (the “Lender”), and SPRL II. We refer to “SPRL II” together with the Lender as the “Sprott Parties”. Pursuant to the terms of the Sprott Credit Agreement, the Company agreed that while any indebtedness is outstanding under the Sprott Credit Agreement or while the credit facility under the Sprott Credit Agreement remains available to the Company, the Company and guarantors under the Sprott Credit Agreement would not undertake certain corporate actions without the Lender’s prior written consent.
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
On January 5, 2024, the Company voluntarily pre-paid $38.0 million of the first lien loan comprised of $34.7 million of principal and $3.3 million for the additional interest balance (as defined in the agreement), with a remaining outstanding balance of $15.0 million. As a result of this payment, the applicable margin was reduced by 100 basis points through the final payment.
Off-balance sheet arrangements
As of December 31, 2024, the Company’s off-balance sheet arrangements consisted of a net profit royalty arrangement and a net smelter royalty arrangement (see Note 24 – Commitments and Contingencies to the Notes to the Financial Statements).

Critical Accounting Estimates
This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our Financial Statements, that have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these statements requires us to make assumptions and estimates that affect the reported amounts. We base our assumptions and estimates on historical experience and various other sources that we believe to be reasonable at the time our estimates are made. Actual results may differ from amounts estimated in these statements, and such difference could be material. As such, future events and their effects cannot be determined with certainty.
Although other estimates are used in preparing our financial statements, we believe that the following accounting estimates are the most critical to understanding and evaluating our reported financial results. For information on all of our significant accounting policies, see Note 2 – Summary of Significant Accounting Policies to the Notes to the Financial Statements.
Impairment of long-lived assets
Estimate Required:
Our long-lived assets consist of property, plant, and equipment. We review and evaluate our long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Events that may trigger a test for recoverability include, but are not limited to, significant adverse changes to projected revenues, costs, or future operating plans or changes to federal and state regulations (with which we must comply) that may adversely impact our current or future operations. An impairment is determined to exist if the total projected future cash flows on an undiscounted basis are less than the carrying amount of a long-lived asset group. An impairment loss is measured and recorded based on the excess carrying value of the impaired long-lived asset group over fair value.
Since the Company does not have mineral reserves on which to project revenues or cash flows from its operations in 2025 or beyond, to determine fair value, we utilize a market-based approach considering comparable sales transactions from the past five years and estimates of enterprise value. Based on the comparable sales transactions identified, we estimated a range of values for measured and indicated mineral resources per equivalent ounce of gold. Our estimates of future cash flows from the potential sale of our assets held-for-sale, which is a variable in the model, are based on numerous assumptions that are consistent or reasonable in relation to transactions occurring in the market and the Company’s history with selling similar assets. Actual future cash flows may be significantly different than the estimates as each are subject to significant risks and uncertainties.

Impact of Change in Estimate:
The market-based approach utilizing sales transactions of comparable assets and enterprise value resulted in an estimated fair value range for long-lived assets of $93.4 million to $981.6 million as of December 31, 2024. After allocating fair value to other assets and liabilities, this range of fair values exceeded the $52.9 million carrying value of our mining assets. Given the surplus between the estimated fair value and the carrying value of the mining assets, no indicators of impairment exist for the Company’s long-lived assets under this methodology.
As of December 31, 2024, the Company completed its evaluation and determined no impairment was necessary.
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
Impact of Change in Estimate:
The Reclamation Plan, approved by BLM in October 2019, is based on a 34-year mine plan which was the basis of operations when Hycroft ceased mining activities in November 2021. If the reclamation activities expected to be performed upon the estimated closure of the mine were to begin ten years earlier or later than currently assumed our reclamation liability would increase or decrease by approximately $4.7 million and $2.3 million, respectively.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Hycroft Mining Holding Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Hycroft Mining Holding Corporation (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Going Concern Uncertainty
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and does not anticipate generating positive cash flows from operations in the near term which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
March 5, 2025

We have served as the Company’s auditor since 2022.

HYCROFT MINING HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2024	December 31, 2023
Assets:
Cash and cash equivalents	$49,560	$106,210
Prepaids and deposits	2,863	3,326
Supplies inventories, net	1,354	1,834
Equity securities	454	—
Receivables, net	369	2,197
Current assets	54,600	113,567
Property, plant, and equipment, net	51,588	53,091
Restricted cash	27,498	26,340
Assets held-for sale	5,698	7,148
Prepaids	600	1,547
Equity securities	151	—
Total assets	$140,135	$201,693
Liabilities:
Accounts payable, accrued expenses, and other liabilities	$5,561	$6,244
Asset retirement obligation	179	3,172
Debt, net	54	2,330
Current liabilities	5,794	11,746
Debt, net	124,945	142,617
Deferred gain on sale of royalty	29,839	29,839
Asset retirement obligation	12,972	4,801
Other liabilities	—	34
Total liabilities	$173,550	$189,037
Commitments and contingencies
Stockholders’ (deficit) equity
Common stock, $0.0001 par value; 1,400,000,000 shares authorized; 24,875,587 issued and outstanding at December 31, 2024, and 20,736,612 issued and outstanding at December 31, 2023	$21	$21
Additional paid-in capital	752,630	737,810
Accumulated deficit	(786,066)	(725,175)
Total stockholders’ (deficit) equity	(33,415)	12,656
Total liabilities and stockholders’ (deficit) equity	$140,135	$201,693
The accompanying notes are an integral part of these Consolidated Financial Statements.

HYCROFT MINING HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023
Operating expenses:
Exploration and development costs	$19,526	$20,637
General and administrative costs	14,472	12,673
Gain on asset sales	(9,410)	(541)
Mine site costs	9,355	10,735
Asset retirement obligation adjustments and accretion expense	7,116	(1,800)
Depreciation, amortization, and inventory adjustments	2,764	3,309
Loss from operations	(43,823)	(45,013)
Non-operating expenses:
Interest income	4,419	8,278
Other (loss) income, net	(1,523)	178
Interest expense	(19,969)	(18,467)
Net loss	$(60,896)	$(55,024)

Loss per share:
Basic and diluted	$(2.63)	$(2.61)
Weighted average shares outstanding:
Basic and diluted	23,176,014	21,113,516
The accompanying notes are an integral part of these Consolidated Financial Statements.

HYCROFT MINING HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2024	2023
Cash flows used in operating activities:
Net loss	$(60,896)	$(55,024)
Adjustments to reconcile net loss for the period to net cash used in operating activities:
Non-cash interest expense, including accelerated amortization of original issue discount and issuance costs	18,174	12,255
Asset retirement obligation adjustments and accretion expense	7,116	(1,800)
Stock-based compensation	2,627	2,920
Depreciation and amortization	2,233	2,814
Miscellaneous loss	555	320
Gain on settlement of accounts payable	—	(1,151)
Gain on sale of assets	(7,860)	(544)
Changes in operating assets and liabilities:
Receivables, net	1,828	2,566
Prepaids and deposits	1,410	(1,991)
Accounts payable, accrued expenses, and other liabilities	846	(1,763)
Supplies inventories, net	8	479
Payments for asset retirement obligations	(1,938)	(529)
Net cash used in operating activities	(35,897)	(41,448)
Cash flows provided by (used in) investing activities:
Proceeds from sale of assets	7,580	563
Additions to property, plant, and equipment	(1,253)	(1,070)
Net cash provided by (used in) investing activities	6,327	(507)
Cash flows used in financing activities:
Proceeds from issuance of common stock	12,577	1,140
Public offering issuance costs	(379)	(273)
Principal payments	(38,120)	(2,328)
Net cash used in financing activities	(25,922)	(1,461)
Net decrease in cash, cash equivalents, and restricted cash	(55,492)	(43,416)
Cash, cash equivalents, and restricted cash, beginning of period	132,550	175,966
Cash, cash equivalents, and restricted cash, end of period	$77,058	$132,550
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$49,560	$106,210
Restricted cash	27,498	26,340
Total cash, cash equivalents, and restricted cash	$77,058	$132,550
See Note 22 – Supplemental Cash Flow Information for additional details.
The accompanying notes are an integral part of these Consolidated Financial Statements.

HYCROFT MINING HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount
Balance at January 1, 2024	20,736,612	$21	$737,810	$(725,175)	$12,656
Issuance of common stock	3,821,362	—	12,188	5	12,193
Vesting of restricted stock units	317,613	—	—	—	—
5-Year Private Warrants transferred to 5-Year Public Warrants	—	—	5	—	5
Stock-based compensation costs	—	—	2,627	—	2,627
Net loss	—	—	—	(60,896)	(60,896)
Balance at December 31, 2024	24,875,587	$21	$752,630	$(786,066)	$(33,415)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2023	20,027,065	$20	$733,437	$(670,151)	$63,306
Issuance of common stock	523,329	1	866	—	867
Vesting of restricted stock units	186,218	—	—	—	—
5-Year Private Warrants transferred to 5-Year Public Warrants	—	—	585	—	585
Stock-based compensation costs	—	—	2,922	—	2,922
Net loss	—	—	—	(55,024)	(55,024)
December 31, 2023	20,736,612	$21	$737,810	$(725,175)	$12,656

The accompanying notes are an integral part of these Consolidated Financial Statements.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
1. Company Overview
Hycroft Mining Holding Corporation and its subsidiaries (collectively, “Hycroft,” the “Company,” “we,” “us,” “our,” “it,” or “HYMC”) is a U.S.-based gold and silver company dedicated to the safe, environmentally responsible, and cost-effective exploration and development of the Hycroft Mine, located in the state of Nevada.
The Company restarted pre-commercial scale open pit mining operations at the Hycroft Mine during the second quarter of 2019 and discontinued mining operations in November 2021 as a result of the then-current and expected ongoing cost pressures for many of the reagents and consumables used at the Hycroft Mine and to further determine the most effective processing method for the sulfide ore. In July 2024, the Company disposed of previously scrapped carbon, which contained gold and silver from processing in prior years, As the Company does not currently have cost of sales due to its cessation of mining operations, these proceeds were recognized as a reduction to costs. In March 2023, the Company, along with its third-party consultants, completed and filed the Hycroft Property Initial Assessment Technical Report Summary Humboldt and Pershing Counties, Nevada (“2023 Hycroft TRS”) that included a mineral resource estimate utilizing a pressure oxidation (“POX”) process for transitional and sulfide mineralization and heap leaching process for oxide mineralization. The Company is focusing on exploration drilling and data analyses, completing technical studies, conducting trade-off studies and alternative analyses for determining the optimal process flow sheet for processing sulfide ores and recovering gold and silver, and maintaining the Hycroft Mine.
Beginning in the fourth quarter of 2023, the Company again began accessing its at-the-market public offering program (“ATM Program”) and on May 31, 2024, the Company replaced the ATM Program with a new $100.0 million at-the-market public offering program (the “New ATM Program”). Through these programs, the Company sold 3,821,362 (including 828,815 under the New ATM Program and 2,992,547 under the ATM Program) and sold 523,328 (under the ATM Program) shares of common stock, generating gross proceeds of $12.6 million (including $2.2 million under the New ATM and $10.4 million under the ATM Program) and $1.1 million (under the ATM Program), before commissions and offering expenses, during the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, $97.8 million gross sales price of common stock remained available for issuance under the New ATM Program. The net proceeds from the ATM Program and the New ATM Program have been and are expected to be used for general corporate purposes, which may include the repayment, refinancing, redemption, or repurchase of existing indebtedness, exploration, working capital, or capital expenditures and other investments. See Note 14 – Stockholders’ Equity for additional information.
2. Summary of Significant Accounting Policies
Going concern
The accompanying consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
Since ceasing mining operations in 2021 and completing gold and silver recovery in 2022, the Company has incurred significant operating losses. As the Company does not anticipate generating positive cash flow from operations in the near term, it remains dependent on unrestricted cash to meet its obligations over the next 12 months from the filing of these financial statements. The Company’s ability to continue as a going concern over the next 12 months from the filing of these financial statements depends on various cost control measures, including the potential to defer expenditures, reduce exploration and development activities, or secure additional capital if necessary. There can be no assurance that the Company will be successful in its plans.
The Company is subject to certain debt covenants under the Sprott Credit Agreement that require the Company to ensure that, at all times, its Unrestricted Cash is at least $15.0 million and its Working Capital is at least $10.0 million, as such terms are defined in the Sprott Credit Agreement.
These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.
Basis of presentation
These Consolidated Financial Statements (“Financial Statements”) of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

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
Reclassification of prior year presentation
Certain prior period amounts have been combined for consistency with the current year presentation. These line items were combined to simplify the financial statement presentation, enhancing clarity without altering the total amounts reported in the financial statements. The combination of line items had no effect on the reported results of operations, financial position, or cash flows, and did not affect the amounts previously reported in the Consolidated Statements of Operations.
Cash and cash equivalents
The Company invests in AAAm rated U.S. Government Money Market Funds that are readily convertible to cash and, as such, the Company has included them in Cash and cash equivalents. As of December 31, 2024, cash consisted of the Company’s cash and money market fund balances. The Company has not experienced any losses on cash balances and believes that no significant risk of loss exists with respect to its cash.
Supplies inventories, net
Supplies are valued at the lower of average cost or net realizable value. Cost includes applicable taxes and freight. The Company monitors its supplies for turnover and obsolescence and records losses for excess and obsolete inventory, as appropriate.
Equity securities
The value of Equity securities is determined using the closing price on the last day of the period as quoted on the TSX Venture Exchange, which is the primary exchange for the underlying securities. The corresponding unrealized loss is included in Other loss, net. See Note 5 – Equity Securities for additional information.
Property, plant, and equipment, net
Expenditures for new facilities and equipment, and expenditures that extend the useful lives or increase the capacity of existing facilities or equipment are capitalized and recorded at cost. Such capitalized costs are depreciated using either the straight-line method over the estimated productive lives of such assets or the units-of-production method (when actively operating). For equipment and facilities that are constructed by the Company, interest is capitalized to the cost of the underlying asset while being constructed until such asset is ready for its intended use. When the assets are available to be placed into service, the Company begins depreciation. See Note 6 – Property, Plant, and Equipment, Net for additional information.
Impairment of long-lived assets
The Company’s long-lived assets consist of property, plant, and equipment, net. The Company reviews and evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Events that may trigger a test for recoverability include, but are not limited to, significant adverse changes to projected revenues, costs, or future expansion plans or changes to federal and state regulations (with which the Company must comply) that may adversely impact the Company’s current or future operations. An impairment is determined to exist if the total projected future cash flows on an undiscounted basis are less than the carrying amount of a long-lived asset group. An impairment loss is measured and recorded based on the excess carrying value of the impaired long-lived asset group over fair value.
In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. The Company’s estimates of future cash flows and estimates of fair value are based on numerous assumptions and are subject to significant risks and uncertainties. These estimates are variables in the Company’s market based approach to estimate the fair value for long-lived assets. See Note 6 – Property, Plant, and Equipment, Net for additional information.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
During the year ended December 31, 2024, the Company determined that there were no new triggering events. Because the Company’s estimated fair value of long-lived assets held and used exceeds their carrying value, the Company determined no impairment of long-lived assets was necessary at December 31, 2024.
During the year ended December 31, 2023, the Company determined a triggering event had occurred as the Company completed processing of gold and silver ore previously placed on leach pads prior to ceasing mining operations and, as such, the Company did not expect to have significant revenues or cash flows from operations during 2023. In addition, the 2023 Hycroft TRS does not include estimates of mineral reserves. As a result, the Company did not have a basis for projecting future cash flows on an undiscounted basis. The Company used a market-based approach for determining fair value based on sales transactions of comparable assets. Because the Company’s estimated fair value of long-lived assets held and used exceeded their carrying value, the Company determined no impairment of long-lived assets was necessary at December 31, 2023.
Assets held-for-sale
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
Upon determining that a long-lived asset or disposal group meets the criteria to be classified as held for sale, the Company ceases depreciation and reports long-lived assets and/or the assets and liabilities of the disposal group as assets held-for-sale.
Restricted cash
The Restricted cash balance is primarily held as collateral for surety bonds that the Company uses to fulfill financial assurance obligations related to reclamation activity (see Note 10 – Asset Retirement Obligation for further detail). Additionally, interest received on cash collateral balances is restricted as to its use and is included as an increase to Restricted cash with a corresponding recognition of Interest income when earned. Restricted cash is excluded from cash and is listed separately on the Consolidated Balance Sheets. As of December 31, 2024 and December 31, 2023, the Company held $27.5 million and $26.3 million in Restricted cash, respectively. See Note 8 – Restricted Cash for additional information.
Contract liabilities
The Company’s contract liabilities consist of deposits received toward the purchase of assets held-for-sale. The Company records the deposits as contract liabilities until: (i) risk of loss and title to the equipment is transferred to the buyer and the sale is considered complete; (ii) there are no remaining performance obligations, and substantially all of the consideration received is non-refundable; or (iii) the contract has been terminated, and the consideration received from the customer is nonrefundable.
Asset retirement obligation
The Company’s mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. The Company’s Asset retirement obligation (“ARO”), associated with long-lived assets are those for which there is a legal obligation to settle under existing law, statute, written or oral contract, or by legal construction. The Company’s ARO relates to the Hycroft Mine and was recognized as a liability at fair value in the period incurred. An ARO, which is initially estimated based on discounted cash flow estimates, is accreted to full value over time using the expected timing of future payments through charges to accretion expense. As the Company’s 2023 Hycroft TRS did not include mineral reserves, the Company’s policy is to expense all asset retirement costs as incurred. In addition, once the Company establishes mineral reserves, asset retirement costs will be capitalized as part of the related asset’s carrying value and

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
depreciated on a straight-line method or units-of-production basis over the related long-lived asset’s useful life. The Company’s ARO is adjusted annually, or more frequently if necessary, to reflect changes in the estimated present value resulting from revisions to the timing or amount of reclamation and closure costs. Estimated mine reclamation and closure costs may increase or decrease significantly in the future as a result of changes in regulations, mine plans, cost estimates, or other factors.
Deferred gain on sale of royalty
The Company’s Deferred gain on sale of royalty is carried at amortized cost with reductions calculated by dividing actual gold and silver production by the estimated total life-of-mine production from mineral reserves. Any updates to mineral reserves or the estimated life-of-mine production profile would result in prospective adjustments to the amortization calculation used to reduce the carrying value of the royalty obligation. Amortization reductions to the Deferred gain on sale of royalty are recorded to Production costs, which is included in Cost of sales. Estimated gold and silver expected to be produced over the next 12 months are classified as a current liability. The Deferred gain on sale of royalty and its embedded features do not meet the requirements for derivative accounting.
Exploration and development costs
Costs incurred for exploration, development and other project related expenses that do not qualify for capitalization are expensed within Exploration and development costs, which is included in Operating expenses on the Consolidated Statements of Operations. Exploration and development costs include expenditures for: (i) publishing technical studies; (ii) conducting geological studies; (iii) oversight and project management; and (iv) drilling, engineering, and metallurgical activities related to exploration and development.
Mine site costs
Mine site costs are costs related to care and maintenance activities at the Hycroft Mine, costs of activities that do not qualify for capitalization to production-related inventories, and adjustments to production inventories that are the result of recurring or significant downtime or delays, unusually high levels of repairs, inefficient operations, overuse of processing reagents, inefficient cost-volume structures, or other costs and activities, and cannot be recorded to production-related inventories based on the threshold established by the calculation of the estimated net realizable value per ounce of gold, which incorporates estimated future processing, refining, and selling costs, as well as the value for silver by-product.
Stock-based compensation
Stock-based compensation costs for non-employee directors and eligible employees are determined based on fair value at the grant date and recognized over the required service period. These costs are included in Operating expenses on the Consolidated Statements of Operations. The fair value of awards is determined using the stock price on either the date of grant (if subject only to service conditions) or the date that the Compensation Committee of the Board of Directors establishes applicable performance targets (if subject to performance conditions). The Company records forfeitures as they occur. See Note 15 – Stock-Based Compensation for additional information.
Disposal of carbon
The Company generated scrap carbon containing gold and silver during its normal processing operations. In accordance with the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) 705-20, Cost of Sales or Services, proceeds from the sale of such scrap materials or byproducts are accounted for as a reduction to costs when the sale is primarily intended to manage raw material usage or offset production costs. As the Company does not currently have cost of sales due to its cessation of mining operations, these proceeds were recognized as a reduction to Mine site period costs. See Note 15 – Disposal of Carbon for additional information.
Fair value measurements
ASC Topic 820, Fair Value Measurements, defines fair value and establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:
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
Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Certain financial instruments, including Cash, Restricted cash, Prepaids and deposits, and Accounts payable, accrued expenses, and other liabilities are carried at cost, which approximates their fair value due to the short-term nature of these instruments. See Note 21 – Fair Value Measurements for additional information.
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
Recently adopted accounting pronouncements
In March 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities to Contractual Sale Restrictions (“ASU 2022-03”). The Company adopted ASU 2022-03 as of January 1, 2024, with no material impact on its financial statements or the related disclosures.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 requires that an entity disclose significant segment expenses impacting profit and loss that are regularly provided to the chief operating decision maker. The update is required to be applied retrospectively to prior periods presented, based on the significant segment expense categories identified and disclosed in the

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
period of adoption. The Company adopted ASU 2023-07 as of January 1, 2024, with no material impact on its financial statements or the related disclosures.
Accounting pronouncements not yet adopted
In March 2024, the FASB issued ASU No. 2024-02, Codification Improvements—Amendments to Remove References to the Concepts Statements (“ASU 2024-02”). The amendments are considered to be codification improvements only and therefore are not expected to significantly affect current accounting practice. The guidance is to clarify guidance, simplify wording or structure of guidance, and other minor improvements. The new guidance is effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact that adopting this update will have on its Financial Statements and related disclosures.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for or annual periods beginning after December 15, 2026. The Company is currently evaluating the impact that adopting this update will have on its Financial Statements and related disclosures.
3. Prepaids and Deposits
The following table provides the components of Prepaids and deposits (in thousands):

	Year Ended December 31,
	2024	2023
Prepaids and deposits, current:
Prepaids:
Insurance	$1,215	$1,631
Mining claims and permit fees	564	495
Surety bond fees	553	643
License fees	324	280
Other	28	73
Deposits	179	204
Total	$2,863	$3,326

Prepaids, non-current:
Insurance	$—	$947
Royalty – advance payment on Crofoot Royalty	600	600
Total	$600	$1,547
Royalty – advance payment
As of December 31, 2024 and 2023, royalty-advance payments included annual advance payments for a portion of the Hycroft Mine requiring a 4% net profit royalty be paid to the previous owners of certain patented and unpatented mining claims. See Note 24 – Commitments and Contingencies for further detail.
Insurance – non-current
During the year ended December 31, 2023, the Company purchased directors and officers insurance that extends coverage through September 2025.
4. Supplies Inventories, Net
At December 31, 2024 and December 31, 2023, Supplies inventories, net was $1.4 million and $1.8 million, respectively. During both the years ended December 31, 2024 and December 31, 2023, the Company recorded a write-down of supplies

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
inventories of $0.5 million for obsolete and slow moving supplies inventories. The Company maintains a policy of periodically assessing inventory for obsolescence and making timely adjustments as necessary.
5. Equity Securities
On June 4, 2024, the Company sold patents, patent applications, and select technology rights and assets for $3.6 million, consisting of $1.5 million in cash and $2.1 million in common shares of a publicly traded Canadian gold mining company (“Payment Shares”). During the years ended December 31, 2024 and December 31, 2023, the Company recorded an unrealized loss on Equity securities, included in Other loss, net, of $1.6 million and nil, respectively.
The following table provides the components of Equity securities (in thousands):

	December 31, 2024	December 31, 2023
Equity securities, current	$454	$—
Equity securities, non-current(1)	151	—
Total(2)	$605	$—
(1)Equity securities, non-current are classified as such because they are restricted from sale within the next 12 months. For one year from closing date of June 4, 2024, the Company will not sell, transfer, assign, or dispose of the Payment Shares without mutual written agreement from both parties. Starting one year after closing, the Company may sell up to 25% of the Payment Shares every three months, subject to certain conditions.
(2)The value of Equity securities was determined using the closing price on the last day of the period as quoted on the TSX Venture Exchange. See Note 21 – Fair Value Measurements for additional information.
6. Property, Plant, and Equipment, Net
The following table provides the components of property, plant, and equipment, net (in thousands):

	Depreciation Life or Method	Year Ended December 31,
		2024	2023
Production leach pads	Units-of-production	$11,190	$11,190
Test leach pads	18 months	6,241	6,241
Process equipment	5 - 15 years	18,030	17,556
Buildings and leasehold improvements	10 years	9,446	9,419
Mine equipment	5 - 7 years	5,050	4,732
Vehicles	3 - 5 years	1,854	1,700
Furniture and office equipment	7 years	713	713
Mineral properties	Units-of-production	50	50
Construction in progress and other		35,287	35,504
		87,861	87,105
Less, accumulated depreciation and amortization		(36,273)	(34,014)
Total		$51,588	$53,091
Depreciation expense related to Property, plant, and equipment, net was $2.2 million and $2.8 million for the years ended December 31, 2024 and December 31, 2023, respectively.
Construction in progress and other
The primary project included in construction in progress at December 31, 2024 and December 31, 2023, was construction of a new larger leach pad. Construction on this project commenced in 2020 and continued until February 2021 when it was temporarily suspended. As of December 31, 2024, the value of the construction costs for the new, larger leach pad were $32.6 million. This was a $0.4 million decrease from December 31, 2023 due to an asset disposal.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
7. Assets Held-For-Sale
As of December 31, 2024 and December 31, 2023, the Company’s assets held-for-sale consisted of equipment not-in-use of $5.7 million and $7.1 million, respectively.
In July 2024, the Company entered into an Equipment Purchase Agreement to sell one Ball Mill for $4.0 million, before commissions and expenses. For the year ended December 31, 2024, the Company recorded a $1.5 million reduction to equipment not-in-use for the sale of the Ball Mill and recognized $2.0 million as Gain on asset sales related to this gain on sale.
In August 2022 and with subsequent amendments, the Company entered into an Equipment Purchase Agreement to sell equipment totaling $13.6 million. Under the terms of the agreement, the Company received $1.6 million in nonrefundable deposit payments. Effective March 1, 2024, the buyer terminated a portion of the Equipment Purchase Agreement related to one Ball Mill and one semi-autogenous (“SAG”) mill and effective April 5, 2024, the buyer terminated the balance of the Equipment Purchase Agreement. In accordance with ASC Topic 606, Revenue from Contracts with Customers, because the sale did not materialize, the Company recognized $1.6 million as Gain on asset sales during the year ended December 31, 2024, to account for the gain on forfeiture of non-refundable deposits.
As of December 31, 2024, the Company still held title to and risk of loss of the one semi-autogenous (“SAG”) mill, one Ball Mill, and one water treatment system. The Company is actively seeking buyers for its assets held-for-sale and anticipates completing the sale within one year, subject to market conditions and the successful negotiation of terms with prospective buyers.
As of December 31, 2024 and 2023, the Company estimated the fair value of the assets held-for-sale and determined that the fair value estimate exceeded the carrying value and as such no impairment loss was recorded.
8. Restricted Cash
The following table provides the components of Restricted cash (in thousands):

	Year Ended December 31,
	2024	2023
Reclamation and other surety bond cash collateral	$27,445	$26,287
Credit card collateral	53	53
Total	$27,498	$26,340
As of December 31, 2024 and December 31, 2023, the Company had $27.5 million and $26.3 million, respectively, in cash collateral for surface management surety bonds, totaling $58.7 million. Of this total, $58.3 million secured the financial assurance requirements for the Hycroft Mine. The remaining portion is related to the financial assurance requirements for the adjacent water supply well field and exploration. Events or circumstances that would necessitate the guarantor’s performance include a deteriorating financial condition or a breach of contract. Periodically, the Company may need to provide collateral to support these instruments. When the specified requirements are met, the party holding the related instrument cancels and/or returns it to the issuing entity. The Company is confident that it currently complies with all relevant bonding obligations.
During the years ended December 31, 2024 and December 31, 2023, the Company earned $1.1 million and $1.6 million, respectively, of Interest income on a portion of its cash collateral. Interest received on cash collateral balances is restricted as to its use and is included as an increase to Restricted cash with a corresponding recognition of Interest income when earned.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
9. Accounts Payable, Accrued Expenses, and Other Liabilities
The following table summarizes the components portions of Accounts payable, accrued expenses, and other liabilities (in thousands):

	Year Ended December 31,
	2024	2023
Accounts payable and accrued expenses(1)	$2,389	$1,631
Other liabilities, current
Accrued compensation(2)	3,116	3,000
Accrued directors’ fees	41	38
Operating lease liability	9	25
Warrant liabilities	6	—
Contract liabilities(3)	—	1,550
Total	$5,561	$6,244

Other liabilities, non-current
Warrant liabilities	$—	$26
Operating lease liability	—	8
Total	$—	$34
(1)     During the year ended December 31, 2023, the Company reached a settlement agreement with the vendor, whereby the Company agreed to pay $1.0 million to the vendor and in return, the vendor agreed to release the Company from any future obligations. As a result, the Company recorded a gain on settlement of accrued liability of $1.2 million during the year ended December 31, 2023.
(2)     Accrued compensation reflects amounts for performance-related compensation.
(3)     As of December 31, 2023, the Company had received non-refundable deposit payments totaling $1.6 million in accordance with the Equipment Purchase Agreement for one SAG mill, one Ball Mill, and two substation transformers. Effective March 1, 2024, the buyer terminated a portion of the Equipment Purchase Agreement related to one Ball Mill and one SAG mill and effective April 5, 2024, the buyer terminated the balance of the Equipment Purchase Agreement. Because the sale did not materialize, the Company recognized $1.6 million as Gain on asset sales during the year ended December 31, 2024, to account for the to account for the gain on forfeiture of non-refundable deposits. See Note 7 – Assets Held-For-Sale for additional information.
10. Asset Retirement Obligation
The following table summarizes changes in the Company’s Asset retirement obligation (“ARO”) (in thousands):

	Year Ended December 31,
	2024	2023
Balance, beginning of period	$7,973	$10,302
Accretion	1,253	1,087
Spending	(1,938)	(529)
Changes in estimates	5,863	(2,887)
Balance, end of period	$13,151	$7,973

Current	$179	$3,172
Non-current	$12,972	$4,801
During the years ended December 31, 2024 and 2023, the Company recognized spending of $1.9 million related to the placement of an impervious cover on the Crofoot heap leach pad and $0.5 million related to Crofoot sloping work.
During the years ended December 31, 2024 and 2023, the Company recognized an increase of $5.9 million and a decrease of $2.9 million, respectively, as changes in estimates.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
The change in estimate for the year ended December 31, 2024, was primarily due to:
•Increased labor, equipment, and material costs for reclamation activities based on the updated 2024 Standardized Reclamation Cost Estimator (“SRCE”) Unit Cost Data issued annually by the Nevada Department of Environmental Protection (“NDEP”).
•A changed scope of work requiring additional volumes of cover material, as well as a revised engineering design mandated by the NDEP for the placement of an impervious cover on the Crofoot heap leach pad.
•Adjustments to the project timeline, with work that commenced in 2024 and is scheduled for completion by the end of 2027.
•Increased costs due to additional equipment, longer haul distances, and other costs exceeding prior estimates.
The change in estimate for the year ended December 31, 2023 was primarily due to:
•Completion of a portion of the Crofoot heap leach pad re-sloping.
•Adjustments to the timing of water treatment for Phases 2 and 3, as well as evaporation over a three-year period at the end of the mine life.
•Partially offset by increased labor and equipment costs.
The Company does not have mineral reserves; accordingly, all related costs are expensed until mineral reserves are established. Any underestimated or unanticipated reclamation costs or any changes in governmental reclamation requirements could require us to record or incur additional reclamation costs.
11. Debt, Net
The following table summarizes the components of Debt, net (in thousands):

	Year Ended December 31,
	2024	2023
Debt, net, current:
Sprott Credit Agreement	$—	$2,200
Note payable	54	130
Total	$54	$2,330

Debt, net, non-current:
Sprott Credit Agreement, net of original issue discount of $1,913 and $10,500 as of December 31, 2024 and 2023, net of amortization, respectively	$13,087	$42,530
Subordinated Notes	112,190	101,639
Note payable	22	76
Less, debt issuance costs	(354)	(1,628)
Total	$124,945	$142,617

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
The following table summarizes the Company’s contractual payments of Debt, net, including current maturities, for the five years subsequent to December 31, 2024 (in thousands):

2025	$54
2026	22
2027	127,190
2028	—
2029	—
Total	127,266
Less, original issue discount, net of accumulated amortization ($18.4 million)	(1,913)
Less, debt issuance costs, net of accumulated amortization ($4.5 million)	(354)
Total debt, net	$124,999
Interest expense
The following table summarizes the components of recorded Interest expense (in thousands):

	Year Ended December 31,
	2024	2023
Subordinated Notes(1)	$10,551	$9,565
Amortization of original issue discount(2)	7,473	2,227
Sprott Credit Agreement(3)	1,795	6,206
Amortization of debt issuance costs(2)	148	463
Other interest expense	2	6
Total	$19,969	$18,467
(1)    The Subordinated Notes bear interest at 10.0% per annum (non-cash), payable in-kind on a quarterly basis.
(2)    As of December 31, 2024 and 2023, the effective interest rate for the amortization of the discount and issuance costs was 2.4% and 1.6%, respectively.
(3)    The Sprott Credit Agreement bears interest monthly at a floating rate of SOFR plus 0.26161% adjustment plus 6.00% and the current effective interest rate is 18.1% including amortization.
Debt covenants
The Company’s debt agreements contain representations and warranties, events of default, restrictions and limitations, reporting requirements, and covenants that are customary for agreements of these types.
As of December 31, 2024 and 2023, the Company was in compliance with all financial covenants under its debt agreements.
Sprott Credit Agreement
On October 4, 2019, the Company, as borrower, certain subsidiaries of the Company, as guarantors, and the Lender, as arranger, executed a secured multi-advance term credit facility. Under this agreement, the Lender committed to providing term loans totaling up to $110.0 million, subject to specified conditions.
On May 29, 2020, the Company entered into the Sprott Credit Agreement to update the conditions precedent and effect certain other changes to conform to the details of the business combination. On the same date, at the consummation of the business combination transaction (the “Recapitalization Transaction”), the Company borrowed $70.0 million, representing the amount available under the first and second tranches. Additionally, the Company issued the Lender 49,663 shares of common stock, equal to 1.0% of the Company’s post-closing shares of common stock outstanding. The Company also paid an original issuance discount equal to 2.0% ($1.4 million) of the amount borrowed.
Advances under the Sprott Credit Agreement bear interest monthly at a floating rate equal to 7.0% plus the greater of (i) U.S. Dollar three-month LIBOR and (ii) 1.5%, per annum, compounded monthly.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
For each three-month period from February 28, 2021, through the maturity date, the Company was required to pay the Lender additional interest on the last business day of the period. This interest was calculated based on a formula outlined in the Sprott Credit Agreement and was initially equal to $0.5 million per quarter, totaling $9.3 million over the life of the agreement.
The Company was required to make principal repayments beginning on August 31, 2021, and on the last business day every three months thereafter. The first four principal repayments were equal to 2.5% of the outstanding principal amount of the Sprott Credit Agreement on May 31, 2021 (including all capitalized interest thereon, if any, but excluding the principal repayment then due). Subsequent principal repayments increased to 7.5% of the outstanding principal amount of the Sprott Credit Agreement on May 31, 2021 (including all capitalized interest thereon, if any, but excluding the principal repayment then due).
The Company is required to make prepayments of its outstanding principal balance equal to 50% or 100% of the proceeds received as outlined in the Sprott Credit Agreement. The Company reviewed the features of the Sprott Credit Agreement for embedded derivatives and determined no such instruments exist.
As of January 5, 2024, the Company voluntarily pre-paid $34.7 million of the first lien loan, along with $3.3 million for the additional interest (as defined in the Sprott Credit Agreement) balance, totaling $38.0 million.
Second Amendment to the Second Amended and Restated Credit Agreement (“Second A&R Agreement”)
The Company entered into the Second Amended and Restated Credit Agreement (“Second A&R Agreement”) on March 30, 2022, which: (i) extended the loan maturity date to May 31, 2027; (ii) required prepayments of $10.0 million and $13.9 million from equity proceeds; (iii) eliminated prepayment premiums on these and future principal prepayments; (iv) increased the required minimum unrestricted cash balance to $15.0 million; (v) allowed asset sale prepayment obligations to be offset by $23.9 million of prior equity proceeds; (vi) included a $3.3 million fee, which was capitalized to principal; and (v) a $0.5 million deferred interest payment. The Company accounted for the Second A&R Agreement as a debt modification, as the changes did not result in debt that was substantially different.
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
Subordinated Notes
In connection with the business combination and pursuant to a 1.25 Lien Exchange Agreement, on May 29, 2020, the Company assumed $80.0 million in aggregate principal amount of HMC’s 1.25 Lien Notes that were exchanged as part of the Recapitalization Transaction. The Subordinated Notes are secured and subordinate in priority to the obligations under the Sprott Credit Agreement. The Subordinated Notes bear interest at a rate of 10.0% per annum, payable in-kind on a quarterly basis. The principal on the new Subordinated Notes is due December 1, 2025.
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
Amendment to the 10% Senior Secured Notes and Note Exchange Agreement
On March 14, 2022, the Company amended its 10% Senior Secured Notes and Note Exchange Agreement (the “Note Amendment”), extending the maturity of Subordinated Notes to December 1, 2027, and eliminating the consent requirement for note transfers. The amendment became effective upon the receipt of $55.9 million in gross cash proceeds from a private placement (before fees and expenses). The Company accounted for the amendment as a debt modification. A $1.8 million fee was incurred in connection with the amendment. No new covenants were introduced.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
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
12. Deferred Gain on Sale of Royalty
On May 29, 2020, the closing date of the Recapitalization Transaction, the Company and SPRL II entered into a royalty agreement with respect to the Hycroft Mine (the “Sprott Royalty Agreement”) in which SPRL II paid to the Company cash consideration in the amount of $30.0 million, for which the Company granted to SPRL II a perpetual royalty equal to 1.5% of the Net Smelter Returns from the Hycroft Mine, payable monthly. Net Smelter Returns for any given month are calculated as Monthly Production multiplied by the Monthly Average Gold Price and the Monthly Average Silver Price, minus Allowable Deductions, as such terms are defined in the Sprott Royalty Agreement. The Company is required to remit royalty payments to SPRL II free and clear and without any present or future deduction, withholding, charge or levy on account of taxes, except Excluded Taxes as such term is defined in the Sprott Royalty Agreement.
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
As of December 31, 2024, the Company classified the entire deferred gain from the sale of its royalty as a non-current liability as a result of the cessation of mining operations in November 2021.
During the years ended December 31, 2024 and 2023, the Company made payments under the Sprott Royalty Agreement of $0.0 million and $0.1 million, respectively, which are included in Operating expenses on the Consolidated Statements of Operations.
13. Warrant Liabilities
5-Year Private Warrants
The 5-Year Private Warrants cannot be redeemed and can be exercised on a cashless basis if the 5-Year Private Warrants are held by the initial purchasers or their permitted transferees. If the 5-Year Private Warrants are transferred to someone other than the initial purchasers or their permitted transferees (an “Unrelated Third Party”), such warrants become redeemable by the Company under substantially the same terms as the 5-Year Public Warrants. Since the original issue of private warrants, transfers to 5-Year Public Warrants totaled 9,569,400, including 194,822 and 8,261,093, respectively, during the years ended December 31, 2024 and 2023. Note that after the Company’s November 2023 1-for-10 reverse stock split, one warrant has the right to purchase one-tenth share of common stock.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
The following table summarizes the Company’s outstanding warrant liabilities (dollars in thousands):

	Balance at December 31, 2023		Fair Value Adjustments(1)		Transfers to 5-Year Public Warrants(2)		Balance at December 31, 2024

	Warrants	Amount	Warrants	Amount	Warrants	Amount	Warrants	Amount
5-Year Private Warrants	865,422	$26	—	$(15)	(194,822)	$(5)	670,600	$6

			Fair Value Adjustments(1)		Transfers to 5-Year Public Warrants(2)
	Balance at December 31, 2022						Balance at December 31, 2023
	Warrants	Amount	Warrants	Amount	Warrants	Amount	Warrants	Amount
5-Year Private Warrants	9,126,515	$786	—	$(175)	(8,261,093)	$(585)	865,422	$26

(1)Liability classified warrants are subject to fair value remeasurement at each balance sheet date in accordance with ASC 815-40, Contracts on Entity’s Own Equity. As a result, fair value adjustments related exclusively to the Company’s liability classified warrants. See Note 21 – Fair Value Measurements for further detail on the fair value of the Company’s liability classified warrants.
(2)See Note 14 – Stockholders’ Equity.
The following table summarizes additional information on the Company’s outstanding warrants as of December 31, 2024:

	Exercise Price	Exercise Period	Expiration Date	Warrants Outstanding
5-Year Private Warrants	$11.50	5 years	May 29, 2025	670,600
14. Stockholders’ Equity
Common stock
As of December 31, 2024, there were 24,875,587 shares of common stock issued and outstanding. Each holder of common stock is entitled to one vote for each share of common stock held by such holder. The holders of common stock are entitled to the payment of dividends and other distributions as may be declared from time to time by the Board of Directors in accordance with applicable law and to receive other distributions from the Company.
Preferred stock
As of December 31, 2024, no shares of preferred stock were issued and outstanding.
Dividend policy
The Sprott Credit Agreement contains provisions that restrict the Company’s ability to pay dividends. For additional information, see Note 11 – Debt, Net.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
At-the-market-offering
On June 2, 2023, the Company filed a prospectus supplement reactivating the ATM Program. As of December 31, 2023, $360.3 million gross sales price of common stock was available for issuance under the ATM Program. On March 19, 2024, the Company filed a prospectus supplement under the baby shelf rule (Instruction I.B.6. of Form S-3), limiting sales to one-third of its public float over any 12-month period while the public float remained below $75.0 million. This supplement revised the maximum shares available for sale through the ATM Program to $15.3 million. However, on April 11, 2024, the Company’s public float exceeded $75.0 million, and a new prospectus supplement filed on May 15, 2024, increased the available shares for sale under the New ATM Program to an aggregate offering price of $100.0 million.
On May 15, 2024, the Company filed a new $350.0 million prospectus subject to Instruction I.B.6 to Form S-3, referred to as a universal shelf registration statement, that included the New ATM Program. The universal shelf registration statement became effective on May 31, 2024, at 4:00 p.m. Eastern Daylight Time, replacing the prior universal shelf registration statement filed on June 30, 2021.
During the years ended December 31, 2024 and 2023, the Company sold 3,821,362 (including 828,815 under the New ATM Program and 2,992,547 under the ATM Program) and 523,328 (under the ATM Program) shares of common stock, respectively, for aggregate gross proceeds, before commissions and offering expenses of $12.6 million (including $2.2 million under the New ATM Program and $10.4 million under the ATM Program) and $1.1 million (under the ATM Program), respectively. As of December 31, 2024 and 2023, there were $97.8 million and $360.3 million gross sales price, respectively, of common stock available for issuance under the New ATM Program and ATM Program, respectively.
Principal payments
The following table provides the components of principal payments (in thousands):

	Year Ended December 31,
	2024	2023
Principal payments on debt	$(37,994)	$(2,200)
Principal payments on notes	(126)	(128)
Total	$(38,120)	$(2,328)
Equity Classified Warrants
The following table summarizes the Company’s outstanding equity classified warrants included in Additional paid-in capital on the Consolidated Balance Sheets (dollars in thousands):

	Balance at December 31, 2023		Transfers from 5-Year Private Warrants(1)		Balance at December 31, 2024
	Warrants	Amount	Warrants	Amount	Warrants	Amount
5-Year Public Warrants	33,424,476	$29,539	194,822	$5	33,619,298	$29,544
Public Offering Warrants	9,583,334	12,938	—	—	9,583,334	12,938
Private Placement Offering Warrants	46,816,480	25,604	—	—	46,816,480	25,604
Total	89,824,290	$68,081	194,822	$5	90,019,112	$68,086

	Balance at December 31, 2022		Transfers from 5-Year Private Warrants(1)		Balance at December 31, 2023
	Warrants	Amount	Warrants	Amount	Warrants	Amount
5-Year Public Warrants	25,163,383	$28,954	8,261,093	$585	33,424,476	$29,539
Public Offering Warrants	9,583,334	12,938	—	—	9,583,334	12,938
Private Placement Offering Warrants	46,816,480	25,604	—	—	46,816,480	25,604
Total	81,563,197	$67,496	8,261,093	$585	89,824,290	$68,081
(1)See Note 13 – Warrant Liabilities.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
5-Year Public Warrants
Prior to the Recapitalization Transaction, Mudrick Capital Acquisition Corporation (“MUDS”) issued 20,800,000 units, with each unit consisting of one-tenth share of common stock (on a post 1-for-10 reverse stock split basis) and one warrant to purchase one-tenth share of common stock (on a post 1-for-10 reverse stock split basis) at an exercise price of $11.50 per share for a period of five years from the May 29, 2020, Recapitalization Transaction (the “IPO Warrants”), and concurrently with the Recapitalization Transaction, the Company issued 3,249,999 warrants upon substantially the same terms as part of a backstop unit offering at an exercise price of $11.50 per share for a period of five years from the issuance date (the “Backstop Warrants” and collectively with the IPO Warrants, the “5-Year Public Warrants”). During the years ended December 31, 2024 and 2023, 194,822 and 8,261,093, respectively, 5-Year Private Warrants were transferred from a 5-Year Private Warrant holder to an Unrelated Third Party, and accordingly, those warrants are now included with the 5-Year Public Warrants. The Company has certain abilities to call the 5-Year Public Warrants. As of December 31, 2023, the Company had 25,163,383 5-Year Public Warrants outstanding. The 5-Year Public Warrants (other than the Backstop Warrants) are listed for trading on the Nasdaq under the symbol “HYMCW.”
Public Offering Warrants
On October 6, 2020, the Company issued 9,583,334 units in an underwritten public offering at an offering price to of $9.00 per unit, with each unit consisting of one-tenth share of common stock (on a post 1-for-10 reverse stock split basis) and one warrant to purchase one-tenth share of common stock at an exercise price of $10.50 per share (“Public Offering Warrants”). Of the 9.6 million units issued, 5.0 million units were issued to Restricted Persons, as defined under the Public Offering Warrant Agreement. After deducting underwriting discounts and commission and offering expenses, the proceeds net of discount and equity issuance costs to the Company were $83.1 million. The Public Offering Warrants are immediately exercisable and entitle the holder thereof to purchase one-tenth share of common stock (on a post 1-for-10 reverse stock split basis) at an exercise price of $10.50 for a period of five years from the closing date. The shares of common stock and the Public Offering Warrants were separated upon issuance. The Public Offering Warrants are listed for trading on the Nasdaq under the symbol “HYCML.”
Private Placement Warrants
Pursuant to the Private Placement Offering, the Company issued 46,816,480 Warrants with an exercise price of $1.068 per Warrant Share that expire five years from the date of issuance. The Warrants are deemed freestanding, equity-linked financial instructions that do not require liability classification under ASC Topic 480-10, Overall Debt because: (i) they are not mandatorily redeemable shares; (ii) they do not obligate the Company to buy back shares; and (iii) they are not settled in a variable number of shares. As a result, the Company allocated the gross proceeds of $55.9 million from the Private Placement Offering between the Warrants and common stock as of the closing date of March 15, 2022. The Company used the Black-Scholes option pricing model to determine the fair value of the Warrants upon the issuance date using the following assumptions:

As of March 15, 2022
Expected term (years)	5
Risk-free interest rate	2.1%
Expected volatility	118.4%
Expected dividend yield	—
The following table summarizes additional information on the Company’s outstanding equity-classified warrants as of December 31, 2024:

	Exercise price	Exercise period	Expiration date	Warrants outstanding
5-Year Public Warrants	$11.50	5 years	May 29, 2025	33,619,298
Public Offering Warrants	$10.50	5 years	October 6, 2025	9,583,334
Private Placement Offering Warrants	$1.068	5 years	March 15, 2027	46,816,480

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
15. Stock-Based Compensation
Performance and Incentive Pay Plan
The HYMC Performance and Incentive Pay Plan (the “PIPP”) was approved on February 20, 2019 and amended on May 29, 2020, June 2, 2022, and May 23, 2024. The PIPP is a stock-based and cash-based compensation plan to attract, retain and motivate employees and directors while directly linking incentives to increases in stockholder value. Terms and conditions (including performance-based vesting criteria) of awards granted under the PIPP are approved by the Board of Directors or the Compensation Committee of the Board of Directors, who administer the PIPP. Awards may be granted in a variety of forms, including restricted stock, restricted stock units, stock options, stock appreciation rights, performance awards, and other stock-based awards.
On May 23, 2024, the Company’s stockholders approved an amendment and restatement to the PIPP that increased the number of authorized shares of common stock available for issuance by 900,000. As a result, 2,350,800 shares of common stock are authorized for issuance under the PIPP. As of December 31, 2024, there were 966,926 shares of common stock available for issuance under the PIPP.
As of December 31, 2023, all awards granted under the PIPP were in the form of restricted stock units to employees, directors or consultants of the Company. Restricted stock units granted under the PIPP without performance-based vesting criteria typically vest in either equal annual installments over two to four years, or in entirety on the fourth anniversary after the grant date. Awards granted with performance-based vesting criteria typically vest in annual installments over three years subject to the achievement of certain financial and operating results of the Company. Certain restricted stock units granted to non-employee directors vest immediately, while others vest in installments over a one to three year period.
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
The following tables summarize the Company’s unvested share awards outstanding as of December 31, 2024 and 2023, under the PIPP:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Unit
Unvested at December 31, 2023	607,099	$10.04
Granted	435,204	3.34
Canceled/forfeited	(20,014)	5.82
Vested	(344,218)	11.50
Unvested at December 31, 2024	678,071	$5.13

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Unit
Unvested at December 31, 2022	354,715	$19.94
Granted	501,691	4.61
Canceled/forfeited	(62,934)	12.17
Vested(1)	(186,374)	14.12
Unvested at December 31, 2023	607,099	$10.04
(1)For the year ended December 31, 2023, 2,595 of restricted stock units vested and the corresponding issuance of shares of common stock was deferred as the Company was under a trading black-out as of the date of vesting.
During the years ended December 31, 2024 and 2023, the Company recorded compensation expense of $2.6 million and $2.9 million, respectively, related to restricted stock awards.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
As of December 31, 2024, there was $2.1 million of unrecognized compensation cost related to unvested restricted stock units.
16. Disposal of Carbon
In July 2024, the Company disposed of previously scrapped carbon, which contained gold and silver from processing in prior years, for net cash proceeds of $0.6 million.
In accordance with ASC 705-20, Cost of Sales or Services, the sale of scrap materials or byproducts can be accounted for as a reduction to the cost of sales if these items were generated in the normal course of production and their sale was primarily intended to manage raw material usage or offset production costs. During the years ended December 31, 2024 and 2023, the Company recognized net cash proceeds from the sale as a reduction to Mine site period costs of $0.6 million and nil, respectively, because the Company does not have cost of sales.
17. Other Income, Net
The table below summarizes the components reported in Gain on asset sales (in thousands):

	Year Ended December 31,
	2024	2023
Gain on sale of equipment	$4,219	$541
Gain on sale of patents and intellectual property	3,641	—
Gain on forfeiture of non-refundable deposits	1,550	—
Total	$9,410	$541
The table below summarizes the components reported in Other (loss) income, net (in thousands):

	Year Ended December 31,
	2024	2023
Other miscellaneous income	50	5
Gain on fair value adjustment for warrant liabilities	15	173
Unrealized loss on equity securities	(1,588)	—
Total	$(1,523)	$178
18. Income Taxes
For the years ended December 31, 2024 and 2023, the Company recorded no income tax expense (benefit). The annual effective tax rate was nil for 2024 and 2023, which was driven primarily by losses for each period.
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

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
The Company’s loss before income taxes was attributable solely to domestic activities in the United States. The components of the Company’s income tax expense (benefit) were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Current
Federal	$—	$—
Deferred
Federal	(13,786)	(11,428)
Change in Valuation Allowance	13,786	11,428
Income tax expense (benefit)	$—	$—
For the years ended December 31, 2024 and 2023, the Company incurred no net income tax expense (benefit).
The following table provides a reconciliation of income taxes computed at the United States federal statutory tax rate of 21% in 2024 and 2023 to the income tax provision (dollars in thousands):

	Year Ended December 31,
	2024	2023
Loss before income taxes	$(60,896)	$(55,026)
United States statutory income tax rate	21%	21%
Income tax benefit at United States statutory income tax rate	(12,788)	(11,555)
Change in valuation allowance	13,786	11,428
Warrant fair value adjustment	—	(37)
Adjustment of prior year income taxes	(1,067)	164
Nondeductible expenses	69	—
Income tax expense (benefit)	$—	$—
For the year ended December 31, 2024, the effective tax rate was a result of an increase in the valuation allowance of $13.8 million.
For the year ended December 31, 2023, the effective tax rate was a result of an increase in the valuation allowance of $11.4 million and adjustment to prior year income taxes.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
The components of the Company’s deferred tax assets are as follows (in thousands):

	Year Ended December 31,
	2024	2023
Net operating loss	$74,056	$74,821
Mineral properties	52,303	48,677
Plant, equipment, and mine development	1,415	1,373
Intangible assets	15,687	17,192
Deferred gain on sale of royalty	6,266	6,266
Asset retirement obligation	2,762	1,674
Interest expense carryforward	9,156	—
Accrued compensation	629	593
Stock-based compensation	1,998	1,835
Inventories	947	835
Assets held-for-sale	476	(398)
Other	990	31
Valuation allowance	(166,685)	(152,899)
Total	$—	$—
Based on the weight of evidence available as of both December 31, 2024 and 2023, which included recent operating results, future projections, and historical inability to generate positive operating cash flow, the Company concluded that it was more likely than not that the benefit of its net deferred tax assets would not be realized and, as such, recorded full valuation allowances of $166.7 million and $152.9 million, respectively, against its net deferred tax assets.
The Company had net operating loss carryovers as of December 31, 2024 and 2023, of $352.6 million and $329.7 million, respectively, for federal income tax purposes. The carryforward amount as of December 31, 2024, can be carried forward indefinitely and can be used to offset taxable income and reduce income taxes payable in future periods, subject to limitations under IRC § 382.
IRC § 382 imposes limitations on the use of U.S. federal net operating losses upon a more than 50% change in ownership in the Company within a three-year period. In connection with its at-the-market equity offering, the Company underwent an IRC § 382 ownership change on March 25, 2022. As a result, utilization of $281.9 million of the Company’s net operating losses and certain unrealized losses are limited on an annual basis. The Company’s annual limitation under IRC § 382 is approximately $1.3 million. If the IRC § 382 annual limitation amount is not fully utilized in a particular tax year, then the unused portion from that tax year is added to the IRC § 382 annual limitation in subsequent years.
As necessary, the Company provides a reserve against the benefits of uncertain tax positions taken in its tax filings that are more likely than not to not be sustained upon examination. Based on the weight of available evidence, the Company does not believe it has taken any uncertain tax positions that require the establishment of a reserve. The Company has not recorded any income tax reserves or related interest, or penalties related to income tax liabilities as of December 31, 2024. The Company’s policy, if it were to have uncertain tax positions, is to recognize interest and/or penalties related to unrecognized tax benefits as part of its income tax expense. With limited exception, the Company is no longer subject to U.S. federal income tax audits by taxing authorities for tax years 2019 and prior; however, net operating loss and credit carryforwards from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
19. Loss Per Share
The table below summarizes the Company’s basic and diluted loss per share calculations (in thousands, except share and per share amounts):

	Year Ended December 31,
	2024	2023
Net loss	$(60,896)	$(55,024)

Weighted average shares outstanding
Basic	23,176,014	21,113,516
Diluted	23,176,014	21,113,516

Basic loss per common share	$(2.63)	$(2.61)
Diluted loss per common share	$(2.63)	$(2.61)
Due to the Company’s net loss during the years ended December 31, 2024 and 2023, respectively, there was no dilutive effect of common stock equivalents because the effects of such would have been anti-dilutive. The following table summarizes the shares excluded from the weighted average number of shares of common stock outstanding, as the impact would be anti-dilutive (in thousands):

	Year Ended December 31,
	2024	2023
Shares after conversion of warrants	9,069	9,069
Restricted stock units	678	607
Total	9,747	9,676

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
20. Segment Information
The Company’s reportable segments are comprised of operating units that have losses or assets exceeding 10% of the respective consolidated totals and are consistent with the Company’s management reporting structure. The Hycroft Mine is our only operating segment and includes the mine site, exploration, and development activities. Direct support costs account for 100% of the segment’s Operating expenses. Corporate and Other includes corporate General and administrative costs.
Segments are reported in a manner consistent with the internal reporting provided to the chief operating decision-maker (“CODM”). The chief operating decision-maker, who is responsible for allocating resources and assessing the performance of the operating segments, has been identified as the Chief Executive Officer. The CODM evaluates segment cash and working capital positions. Total assets are not included in this presentation as they are not a focus of the CODM’s assessment at this point in the Company’s business life cycle.
The tables below summarize the Company’s segment information (in thousands):

	Year Ended December 31, 2024
	Hycroft Mine	Corporate and Other	Total
Operating costs(1)	$19,503	$14,440	$33,943
Asset retirement obligation adjustments and accretion expense	7,116	—	7,116
Depreciation, amortization, and inventory adjustments	2,764	—	2,764
Loss from operations	(29,383)	(14,440)	(43,823)
Interest income	1,304	3,115	4,419
Other income (loss), net	50	(1,573)	(1,523)
Interest expense	(1)	(19,968)	(19,969)
Net loss	$(28,030)	$(32,866)	$(60,896)

	Year Ended December 31, 2023
	Hycroft Mine	Corporate and Other	Total
Operating costs(1)	$30,831	$12,673	$43,504
Asset retirement obligation adjustments and accretion expense	(1,800)	—	(1,800)
Depreciation, amortization, and inventory adjustments	3,309	—	3,309
Loss from operations	(32,340)	(12,673)	(45,013)
Interest income	2,422	5,856	8,278
Other income, net	—	178	178
Interest expense	(1)	(18,466)	(18,467)
Net loss	$(29,919)	$(25,105)	$(55,024)
(1)For the years ended December 31, 2024 and 2023, all depreciation and amortization expense was attributable to the Hycroft Mine.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
21. Fair Value Measurements
Recurring fair value measurements
The following table sets forth by level within the fair value hierarchy, the Company’s liabilities measured at fair value on a recurring basis (in thousands).

	Hierarchy Level	Year Ended December 31,
		2024	2023
Equity securities, current	1	$454	$—
Equity securities, non-current	1	151	—
Total		$605	$—

5-Year Private Warrants	2	$6	$26
(1)The value of Equity securities was determined using the closing price on the last day of the period as quoted on the TSX Venture Exchange. See Note 5 – Equity Securities for additional information.
(2)The 5-Year Private Warrants are valued using a Black-Scholes model that requires a variety of inputs, including the Company’s stock price, the strike price of the 5-Year Private Warrants, the risk-free rate, and the implied volatility. The terms of the 5-Year Private Warrants are identical to the terms of the 5-Year Public Warrants except that the 5-Year Private Warrants, while held by certain holders or their permitted transferees, are precluded from mandatory redemption and are entitled to be exercised on a “cashless basis” at the holder’s election. The implied volatility used in the Black-Scholes model is calculated using a generalized autoregressive conditional heteroskedasticity model of the 5-Year Public Warrants that factors in the restrictive redemption and cashless exercise features of the 5-Year Private Warrants. The Company updates the fair value calculation at least quarterly, or more frequently when changes in circumstances or assumptions indicate a change from the existing carrying value. See Note 13 – Warrant Liabilities for additional information on the fair value of the Company’s liability classified warrants.
Items disclosed at fair value
Debt, net
The Sprott Credit Agreement and the Subordinated Notes are privately held and, as such, there is no public market or trading information available for such debt instruments. As of December 31, 2024 and December 31, 2023, the fair value of the Company’s debt instruments was $108.0 million and $149.2 million, compared to the carrying value of $125.0 million and $144.9 million as of December 31, 2024 and December 31, 2023, respectively. The fair value of the principal of the Company’s debt instruments, including capitalized interest, was estimated using a market approach in which pricing information for publicly traded, non-convertible debt instruments with speculative ratings were analyzed to derive a mean trading multiple to apply to the December 31, 2024 and December 31, 2023, balances.
22. Supplemental Cash Flow Information
The following table provides supplemental cash flow information (in thousands):

	Year Ended December 31,
	2024	2023
Increase in debt from in-kind interest – Note 10	$10,551	$9,565
Accelerated amortization of original issue discount and issuance costs – Note 10	$6,871	$—
Cash interest paid – Note 10	$1,797	$6,212
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

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
Participants in the 401(k) Plan exercise control and direct the investment of their contributions and account balances among various investment alternatives. The Company matches a percentage of employee deferrals to the 401(k) Plan up to certain limits. For the years ended December 31, 2024 and 2023, the Company’s matching contributions totaled $0.5 million and $0.6 million, respectively.
24. Commitments and Contingencies
Legal Proceedings
The Company has been named as a defendant in four pro se actions that assert claims for breach of contract and declaratory judgment arising from or directly relating to Warrants purportedly held by the pro se plaintiffs in the Delaware Chancery Court. In various forms, they allege that the Company or its predecessor entities breached the Warrant Agreement, dated October 22, 2015, and/or related Amendment Agreement, dated February 26, 2020. In sum, in all four actions, Plaintiffs allege, by or on behalf of “Warrant holders,” that the Company or its predecessor(s) breached these agreements by failing to make proper “Mechanical Adjustments” to the Warrants in accordance with terms of the Warrant Agreement upon the occurrence of certain business transactions and events, including the Recapitalization Transaction. On July 9, 2024, the Delaware Court entered a letter opinion relative to the warrant holder lawsuits and certain procedural issues relative to the Company’s motion to consolidate and/or stay proceedings. All parties are currently awaiting further direction from the Delaware Court in order to move to the next phase of motions.
The Company expenses legal fees and other costs associated with legal proceedings as incurred. The Company assessed, in conjunction with its legal counsel, the need to record a liability related to the Complaint and determined that a loss was not probable nor reasonably estimable. Litigation accruals are recorded when, and if, it is determined that a loss related matter is both probable and reasonably estimable. Material loss contingencies that are reasonably possible of occurrence, if any, are subject to disclosure. No losses have been recorded during the year ended December 31, 2024 or 2023, respectively, with respect to litigation or loss contingencies.
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
Royalties
As of December 31, 2024 and December 31, 2023, the Company’s off-balance sheet arrangements consisted of a net profit royalty arrangement and a net smelter royalty arrangement.
Crofoot Royalty
A portion of the Hycroft Mine is subject to a payment of 4% net profit royalty to the previous owner of certain patented and unpatented mining claims (“Crofoot Royalty”). The agreement also requires an annual advance payment of $0.1 million every year mining occurs on the leased claims. All advance annual payments are credited against the future payments due under the 4% net profit royalty. An additional payment of $0.1 million is required for each year the total tons mined on the leased claims exceeds 5.0 million tons. As the Company ceased mining operations in November 2021, the Company was not required to pay the annual advance payment of $0.1 million in 2024 or 2023. The total payments due under the agreement are capped at $7.6 million, and as of both December 31, 2024 and December 31, 2023, the Company has paid $3.3 million, including $0.6 million of advanced annual payments. See Note 3 – Prepaids and Deposits for additional information.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
Sprott Royalty
Pursuant to the Royalty Agreement with SPRL II in which the Company received cash consideration in the amount of $30.0 million, the Company granted a perpetual royalty equal to 1.5% of the net smelter returns from the Hycroft Mine, payable monthly (“Sprott Royalty Agreement”). The royalty is accounted for as a deferred gain liability. Net smelter returns for any given month are calculated as Monthly Production multiplied by the Monthly Average Gold Price and the Monthly Average Silver Price, minus Allowable Deductions, as such terms are defined in the Sprott Royalty Agreement. The Company is required to remit royalty payments to the payee free and clear and without any present or future deduction, withholding, charge or levy on account of taxes, except Excluded Taxes as such term is defined in the Sprott Royalty Agreement.
At both December 31, 2024 and December 31, 2023, the estimated net present value of the Sprott Royalty Agreement was $146.7 million. The net present value of the Sprott Royalty Agreement was modeled using the following level 3 inputs: (i) market consensus inputs for future gold and silver prices; (ii) a precious metals industry consensus discount rate of 5.0%; and (iii) estimates of the Hycroft Mine’s life-of-mine gold and silver production volumes and timing based on the previous 34-year life of mine plan.
25. Related Party Transactions
As of December 31, 2024, Ausenco Engineering South USA, Inc. (“Ausenco”) and American Multi-Cinema, Inc. (“AMC”) were classified as related parties. The Company’s President and Chief Executive Officer served in a non-executive director position on the board of Ausenco’s parent company from November 3, 2020 to January 29, 2025, while a representative from AMC serves on the Company’s Board of Directors.
During the years ended December 31, 2024 and 2023, the Company paid $0.4 million and $0.3 million, respectively, to Ausenco for the preparation of the 2023 Hycroft TRS, due diligence assistance, and a new technical report.
During both the years ended December 31, 2024 and 2023, the Company paid $0.2 million in director fees for AMC’s board representative. Additionally, during both the years ended December 31, 2024 and 2023, the Company granted RSUs with a grant date fair value of $0.1 million for AMC’s board representative.
As of December 31, 2024 and 2023, through its director representative, AMC was entitled to receive 12,393 and 18,007 shares of common stock, respectively, upon the future vesting of restricted stock units.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this 2024 Form 10-K, the Company conducted an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and the Chief Financial Officer determined that, as of December 31, 2024, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. In designing disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives, and that management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2024. Our management’s evaluation of our internal control over financial reporting was based on the 2013 framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of December 31, 2024, our internal control over financial reporting was effective.
Our management, including our Chief Executive Officer and Chief Financial Officer, believes that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must consider the benefits of controls relative to their costs. Inherent limitations within a control system include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by unauthorized override of the controls. While the design of any system of controls is to provide reasonable assurance of the effectiveness of disclosure controls, such design is also based in part upon certain assumptions about the likelihood of future events, and such assumptions, while reasonable, may not take into account all potential future conditions. Accordingly, because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be prevented or detected.
Changes in Internal Control Over Financial Reporting
There were no significant changes in our internal control over financial reporting during the most recent fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
(a) None.
(b) During the fiscal quarter ended December 31, 2024, none of our officers or directors informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Below are the names of and certain information regarding the Company’s executive officers and directors:

Name	Age	Position(s)
Diane R. Garrett, Ph.D.	65	Director, President, and Chief Executive Officer
Sean D. Goodman	59	Director
Michael J. Harrison	53	Director
Stephen A. Lang	69	Director
David C. Naccarati	72	Director
Thomas Weng	56	Director and Chairman of the Board
Marni Wieshofer	62	Director
Stanton K. Rideout	66	Executive Vice President, Chief Financial Officer
Rebecca A. Jennings	56	Senior Vice President, General Counsel, and Corporate Secretary
David B. Thomas	66	Senior Vice President, General Manager
Thomas Weng
Chairman of the Board
Mr. Weng has been a member of our Board since May 29, 2020, was appointed as Chair effective January 15, 2025, and is a member of the Compensation Committee (Chair), the Finance Committee (Chair), and the Nominating and Governance Committee). Mr. Weng served as our Lead Independent Director from December 15, 2021 until January 15, 2025. Mr. Weng has more than 30 years of experience in the financial services sector and is a Co-Founding Partner with Alta Capital Partners, a provider of advisory and consulting services (since February 2011). From February 2007 to January 2011, Mr. Weng was a Managing Director at Deutsche Bank and Head of Equity Capital Markets for Metals and Mining throughout the Americas and across all industry segments for Latin America. Prior to 2007, he held various senior positions at Pacific Partners, an alternative investment firm, Morgan Stanley and Bear Stearns. Mr. Weng currently sits on the board of International Tower Hill Mines and Jaguar Mining Inc. Mr. Weng graduated from Boston University with a Bachelor of Arts in Economics. Mr. Weng is well qualified to serve as a member of our Board because of his extensive knowledge of strategic planning, mergers and acquisitions, finance, and mining.
Diane R. Garrett, Ph.D.
President, Chief Executive Officer, and Director
Ms. Garrett began serving as our President and Chief Executive Officer and a director on September 8, 2020, was Acting Chair of the Board from December 15, 2021, through April 8, 2022, and is a member of the Board. From June 2016 until her appointment with the Company, Ms. Garrett was the President and Chief Executive Officer of Nickel Creek Platinum Corp. (“NCP”), a mining exploration and development company listed on the Toronto Stock Exchange and the OTCQB Market. She has over 30 years of senior management and financial expertise in natural resources. Before joining NCP, she held the position of President and Chief Executive Officer and a director of Romarco Minerals Inc. (“Romarco”) from November 2002 until October 2015, taking the multi-million-ounce Haile Gold Mine project from discovery to construction. OceanaGold, Inc. acquired Romarco in 2015, at which time Ms. Garrett became a director and consultant to OceanaGold, Inc. before joining NCP in June 2016. Before that, she held numerous senior positions in public mining companies, including VP of Corporate Development at Dayton Mining Corporation and VP of Corporate Development at Beartooth Platinum Corporation. Early in her career, Ms. Garrett was the Senior Mining Analyst and Portfolio Manager in the precious metals sector with US Global Investors. Ms. Garrett received her Ph.D. in Engineering and Masters in Mineral Economics from the University of Texas at Austin. The Board determined Ms. Garrett should serve as a director due to her technical expertise and background as a senior executive in mining companies; her significant experience with permitting, developing, and constructing gold mines in addition to capital markets; as well as her success in moving a precious metals mining company from the development stage to the successful producer stage. Ms. Garrett is also a director of Novagold Resources Inc., a mineral exploration company operating in the gold mining industry (NYSE American: NG; TSE: NG) and Ausenco PYT Ltd., a privately held global engineering firm.

Sean D. Goodman
Director
Mr. Goodman has been a member of our Board since April 8, 2022, and is a member of the Audit Committee, the Nominating and Governance Committee, the Environmental, Social, and Governance Committee, and the Finance Committee. Mr. Goodman is the Executive Vice President and Chief Financial Officer of AMC Entertainment Holdings, Inc. (NYSE: AMC) (“AMC”) and has served in this position since February 2020. Before joining AMC, Mr. Goodman was Chief Financial Officer of Fortune 500 company Asbury Automotive Group, Inc. (NYSE: ABG) from July 2017 to November 2019. Earlier in his career, Mr. Goodman held Chief Financial Officer roles at Unifi, Inc. (NYSE: UFI) and Landis + Gyr AG (SIX: LAND). In addition, Mr. Goodman served in senior strategy and finance roles at Fortune 20 company The Home Depot, Inc. (NYSE: HD). Mr. Goodman began his career as an investment banker with Morgan Stanley (NYSE: MS) and in various consulting and public accounting positions with Deloitte LLP. Mr. Goodman has a Master of Business Administration degree from The Harvard Business School and a Bachelor of Business Science degree (with honors) from the University of Cape Town in South Africa. Mr. Goodman is a certified public accountant. Mr. Goodman is the designated representative of American Multi-Cinema, Inc., a wholly owned subsidiary of AMC, under the Subscription Agreement, as amended, entered into with the Company. The Board has also determined that Mr. Goodman’s financial, strategic, capital markets, and information technology skills and experience as a chief financial officer of a publicly traded company add valuable insight and expertise to the Board and provide the perspective of a large stockholder.
Michael J. Harrison
Director
Mr. Harrison has been a member of our Board since May 29, 2020, and is a member of the Safety and Technical Committee (Chair) and the Nominating and Governance Committee. Since January 2, 2020, Mr. Harrison has served as Managing Partner of Sprott Resource Streaming and Royalty and Managing Director of Sprott, Inc. Since January 2, 2020, Mr. Harrison has served as the CEO of Sprott Resource Streaming and Royalty Corp. From May 7, 2019, to June 23, 2020, Mr. Harrison served as Interim President and Chief Executive Officer of Sprott Resource Holdings Inc. (“SRHI”) and before such date served as a Managing Director in the mining and metals group of SRHI since February 2017. Before joining SRHI, he was president and CEO of Adriana Resources Inc. from October 2015 to February 2017 and Vice President, Corporate Development for Coeur Mining Inc. from February 2011 to August 2015. Mr. Harrison previously served on the Board of Directors of Corsa Coal Corp. (TSXV: CSO) from March 2011 to March 2017 and on the board of directors of Macusani Yellowcake (TSXV: PLU) from May 2011 to January 2013. Mr. Harrison also served as a member of the Board of Directors of Hycroft Mining Corporation (“HMC”), the Company’s predecessor, from December 2017 until the May 29, 2020, recapitalization transaction with HMC. He also previously worked for Cormark Securities Inc. and National Bank Financial in the mining investment banking groups raising funds and providing mergers and acquisition advice to listed and private mining companies. Previously, Mr. Harrison worked internationally for BHP Billiton Exploration Division as a Project Geophysicist. Mr. Harrison holds a B.Sc.E (Honours) in Geophysics from Queen’s University and an MBA (with Distinction) from the University of Western Ontario. Mr. Harrison brings over 25 years of executive, financial, and technical knowledge in the mining industry to our Board and adds a valuable perspective.
Stephen A. Lang
Director
Mr. Lang has been a member of our Board since May 2021, Chairman of our Board from April 8, 2022 until January 15, 2025, and a member of the Compensation Committee (Chair), the Safety and Technical Committee, and the Environmental, Social, Governance Committee. Mr. Lang has over 40 years of experience in the mining industry, including engineering, development and production at gold, coal, base metals, and PGM operations. He was Chief Executive Officer of Centerra Gold Inc., a publicly traded mining company, from 2008 to 2012 and served as Centerra’s Board Chair from 2012 to 2019. Before that, Mr. Lang served as Chief Operating Officer at Stillwater Mining Company, Vice President/General Manager at Barrick Goldstrike operations, Vice President of Engineering and Project Development for Rio Algom Ltd, General Manager of the Fort Knox Mine for Kinross Gold/Amax Gold, and General Manager at the Twin Creeks and Lone Tree mines for Santa Fe Pacific Gold. Mr. Lang is currently a director at Hudbay Minerals, having served as its Chairman from October 2019 to January 2025. He also served as a member of the Board of Directors of Argonaut Gold, Inc. from July 2020 to July 2024. Mr. Lang served as a director of International Tower Hill Mines, Ltd. from February 2014 until May 2023 and of Bear Creek Mining Corporation from June 2018 to December 2023. In addition, Mr. Lang served as a director of Allied Nevada Gold Corporation (“Allied Nevada”) from June 2013 until October 2015. Allied Nevada entered federal bankruptcy proceedings in March 2015, emerged in October 2015 and was the prior owner of the Company’s Hycroft Open Pit Mine, located in Winnemucca, Nevada, that historically operated as an open-pit oxide mining and heap leach processing operation (the “Hycroft Mine”). Mr. Lang holds a BS and MS in Mining Engineering from the Missouri University of Science and Technology. Mr. Lang is well qualified to serve as a member of our Board due to his significant experience in the mining industry and his director and leadership experience with other mining companies.

David C. Naccarati
Director
Mr. Naccarati has been a member of our Board since May 2021 and is a member of the Audit Committee, Environmental, Social, and Governance Committee (Chair), and the Safety and Technical Committee. Mr. Naccarati is a former member of the Finance Committee. Mr. Naccarati has more than 45 years of experience in the mining industry. He currently serves as an independent consultant to the mining industry. He was a founding partner of Cupric Canyon Capital, LLC, a private equity firm focused on acquiring and developing mining properties. He served as a member of its board of directors from 2010 to 2019. Mr. Naccarati was a senior management team member for Phelps Dodge Corporation (“Phelps Dodge”), a publicly traded mining and manufacturing company, from 2004 to 2007, including serving as president of the Phelps Dodge Mining Company, a division of Phelps Dodge. Mr. Naccarati also served as an adjunct professor in the Mining and Geological Engineering Department at the University of Arizona from 2009 to 2011. Mr. Naccarati received a degree in Mining Engineering from the University of Arizona and an MBA from the Sloan School of Management (MIT). Mr. Naccarati is well qualified to serve as a member of our Board due to his significant safety, technical, and operational experience in the mining industry.
Marni Wieshofer
Director
Ms. Wieshofer has been a member of our Board since May 29, 2020, and is a member of the Audit Committee (Chair), the Compensation Committee, and the Finance Committee. Ms. Wieshofer has served as the Head of Media and was a Managing Director in Houlihan Lokey’s TMT Corporate Finance Group, based in Los Angeles, providing mergers and acquisitions, capital markets, financial advisory and financial restructuring services, including the Weinstein Company and Relativity Media. Before joining Houlihan Lokey, Ms. Wieshofer was a Partner and Managing Director at MESA, a boutique advisory investment bank, where she spearheaded investment banking, strategy, and valuation engagements for companies throughout the media space. Her background also includes having served as Chief Financial Officer and EVP of Corporate Development at Lionsgate Entertainment where she oversaw mergers, acquisitions and other strategic financial initiatives and prominent roles at Media Rights Capital, Alliance Atlantis Communications and Coopers & Lybrand Chartered Accountants. Ms. Wieshofer is currently a member of the Board of Directors of Organigram Holdings Inc. (NASDAQ: OGI; TSE: OGI) and Acceso Impact Inc. (acceso.org), and a former member of the Board of Thunderbird Entertainment Group Inc. (TSXV: TBRD, OTC: THBRF) where she was Interim Chair of the Board. Ms. Wieshofer holds a BA from Western University and an MBA from the Rotman School of Management. She is a Canadian Chartered Accountant and obtained the ICD.D designation in 2018. She was granted an Arbor Award in 2019 by the University of Toronto and recognized by Variety Magazine in the 2018 Dealmakers Impact Report. Ms. Wieshofer is well qualified to serve as a member of our Board due to her expertise in mergers and acquisitions, capital markets, financial advisory and financial restructuring services across various industries.
Stanton K. Rideout
Executive Vice President, Chief Financial Officer
Mr. Rideout, 66, has more than 30 years of senior executive experience in the mining and manufacturing industries, including Romarco Minerals and Phelps Dodge Corporation (“Phelps Dodge”). Since April 2018, Mr. Rideout has been a consulting Chief Executive Officer of Carolina Gold Resources Inc. (“CGR”), a Canadian precious and base metals project-generator company. He joined the Board of CGR in June 2017 and became Chairman of the Board in July 2018. Prior to that, Mr. Rideout served as the Senior Vice President and Chief Financial Officer of Romarco Minerals Inc. (“Romarco”) from November 2010 through December 2015. Since Romarco was acquired by OceanaGold in September 2015, he provided debt and equity consulting services for a number of mining companies. From January 2008 until May 2008, Mr. Rideout was Executive Vice President and Chief Financial Officer for Swift Transportation Corporation (“Swift”), a large North American truckload carrier. Prior to Swift, Mr. Rideout held various senior finance and accounting positions over 25 years with Phelps Dodge, a publicly traded mining and manufacturing company. Those roles included Vice President and Treasurer, Vice President and Controller, and Investor Relations Officer and Chief Financial Officer of Phelps Dodge International Corporation. Mr. Rideout earned his Master’s in Business Administration from the University of Evansville and his Bachelor of Science, Business/Finance, from Western Kentucky University. Mr. Rideout is a Certified Public Accountant.
Rebecca A. Jennings
Senior Vice President, General Counsel, and Corporate Secretary
Ms. Jennings joined the Company in October 2022 as Senior Vice President, General Counsel, and Corporate Secretary. She has over 25 years of experience in industry and private practice, having served as General Counsel and Corporate Secretary for Allied Nevada Gold Corp. (NYSE: ANV) from 2011 to 2014. From 2009 to 2011, Ms. Jennings served as Assistant Regional Counsel for Newmont Mining Corporation (NYSE: NEM). Ms. Jennings also served as General Counsel and Vice President of Human Resources for Approyo, Inc., a global cloud computing managed services provider, from 2018 to October 2022. Ms. Jennings holds a Bachelor of Arts from the University of Nevada and a Juris Doctorate, cum laude, from Seattle University School of Law.

David B. Thomas
Senior Vice President, General Manager
Mr. Thomas, age 65, has served as Senior Vice President, General Manager of the Company since April 2024. Mr. Thomas joined the Company as Director, Environmental, Social and Government in December 2020, and he became interim General Manager in December 2021 and Vice President, General Manager in December 2022. He has an extensive background in business finance, project development and management. Mr. Thomas began his career in the oil and gas service industry, followed by 13 years in the financial services industry and 17 years in the mining industry. Prior to joining the Company in 2020, Mr. Thomas was President and General Manager of Haile Gold Mine in South Carolina from its 2007 inception with Romarco Minerals until the merger with Oceana Gold in 2015, remaining as Vice President & Country Director and Advisor until 2021. Mr. Thomas has extensive expertise in environmental permitting and mitigation, regulatory affairs as well as government and stakeholder development. Mr. Thomas is the brother of Diane R. Garrett, the Company’s President, Chief Executive Officer, and a member of the Board.
Number and Terms of Office
•The number of directors is established by the Board of Directors. Our Board currently consists of six (6) directors. Each elected director will serve until the Company’s next annual meeting of shareholders and until a successor is elected and qualified.
•Our officers are appointed by the Board and serve at the discretion of the Board, rather than for specific terms of office. Our Board is authorized to appoint persons to the offices set forth in our Amended and Restated Bylaws as it deems appropriate.
Family Relationships
Mr. Thomas is the brother of Diane R. Garrett, the Company’s President, Chief Executive Officer, and a member of the Board.
Involvement in Certain Legal Proceedings
We are not aware of any of our directors or officers being involved in any legal proceedings in the past ten years relating to any matters in bankruptcy, insolvency, criminal proceedings (other than traffic and other minor offenses) or being subject to any of the items set forth under Item 401(f) of Regulation S-K.
Director Nominations
As of December 31, 2024, we did not affect any material changes to the procedures by which our stockholders may recommend nominees to our board of directors.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than 10% of a registered class of the Company’s securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Directors, executive officers and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. To our knowledge, based solely on the review of the copies of these forms furnished to us and representations that no other reports were required, the Company believes that all forms required to be filed under Section 16 of the Exchange Act for the year ended December 31, 2024 were filed timely with the exception of two Forms 4, one for AMC and one for David Thomas.
Code of Ethics and Business Conduct
We have adopted a Code of Business Conduct and Ethics as required by the Nasdaq listing standards and the rules of the SEC. The Code of Business Conduct and Ethics applies to all of our directors, officers, including our Chief Executive Officer and Chief Financial Officer, and employees. The Code of Business Conduct and Ethics is publicly available on our website at https://hycroftmining.com/about/corporate-governance/. If we make substantive amendments to the Code of Business Conduct and Ethics or grant any waiver, including any implicit waiver, that applies to any of our directors or executive officers, we will disclose the date and nature of such amendment or waiver on our website or in a current report on Form 8-K in accordance with applicable Nasdaq and SEC rules.
We have adopted an Insider Trading Policy governing the purchase, sale and/or other dispositions of our securities by our officers, directors and employees, as well as by our company itself, that is reasonably designed to promote compliance with insider trading laws, rules and regulations applicable to us. The Insider Trading Policy is filed as Exhibit 19.1 to this 2024 Form 10-K.

Board Committees and Audit Committee Financial Expert
Our board of directors has established an Audit Committee, Nominating and Corporate Governance Committee, Compensation Committee, Environmental, Social, and Governance Committee, Finance Committee, and Safety and Technical Committee. Our board of directors may establish other committees to facilitate the management of our business. The composition and functions of each committee are described below. Members serve on these committees until their resignation or until otherwise determined by our board of directors. Each committee has adopted a written charter that satisfies the applicable rules and regulations of the SEC and Nasdaq, which is available on our website at www.hycroftmining.com.
Audit Committee
We have a standing Audit Committee, which operates under an Audit Committee Charter that satisfies the requirements of applicable SEC rules and Nasdaq listing standards, which is available on our corporate website located at www.hycroftmining.com. Our Audit Committee is composed of three directors: Marni Wieshofer (Chair), David Naccarati, and Sean Goodman, each of whom, in the opinion of the Board, are independent pursuant to the Corporate Governance Standards of (1) the Nasdaq Stock Market’s Nasdaq Listing Rules, Section 5605, as amended (“Nasdaq Rules”); (2) Rule 10A-3 of the Securities Exchange Act of 1934, as amended (“Rule 10A-3”); (3) Rule 16b-3 of the Securities Exchange Act of 1934, as amended (“Rule 16b-3”) and (4) Rule 10C-1 of the Securities Exchange Act of 1934, as amended (“Rule 10C-1”). Ms. Wieshofer satisfies the requirement of a “financial expert” as defined under Item 407(d)(5) of Regulation S-K. The board of directors has affirmatively determined that each member of the Audit Committee is financially literate.
Our Audit Committee is responsible for, among other things:
•the appointment, compensation, retention, replacement, and oversight of the work of the independent accounting firm engaged by the Company;
•the pre-approval of all audit and permitted non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by the Company;
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
Nominating and Governance Committee
Stephen Lang (Chair), Thomas Weng, Sean D. Goodman, and Michael J. Harrison are the Nominating and Governance Committee members, and each is independent under applicable Nasdaq listing standards.
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
The Nominating and Governance Committee has not set specific minimum qualifications for director positions. Instead, after considering the Board’s current composition, the Nominating and Governance Committee reviews nominations for election or re-election to the Board based on a particular candidate’s merits and the Company’s needs. When evaluating candidates for nomination, the Nominating and Governance Committee considers an individual’s skills, diversity, independence, experience in areas that address the needs of the Board, and ability to devote adequate time to Board duties. The Nominating and Governance Committee does not specifically define diversity but values the diversity of experience, perspective, education, race, gender, and national origin as part of its annual evaluation of director nominees for election or re-election. When a new Board seat or a vacated Board seat is being filled, candidates who best fit the needs of the Board and the Company will be interviewed and evaluated by the Nominating and Governance Committee. Candidates selected by the Nominating and Governance Committee are recommended to the full Board of Directors.
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
Compensation Committee
Thomas Weng (Chair), Stephen A. Lang, and Marni Wieshofer are the members of the Compensation Committee. They are independent directors under applicable Nasdaq listing standards, and each is a “non-employee director” under Rule 16b-3 of the Exchange Act.
Under its charter, the functions of the Compensation Committee include the following:
•reviewing and approving annual corporate goals and objectives relating to the compensation of the Chief Executive Officer (“CEO”), evaluating the performance of the CEO considering those goals and reviewing and establishing the CEO’s annual compensation and the Incentive Plan participation levels, and bases of participation; and
•reviewing and approving the evaluation process and compensation structure for the Company’s or its subsidiaries’ other officers annually; evaluating, reviewing, and recommending to our Board any changes to or additional stock-based and other incentive compensation plans; and recommending the inclusion of the Compensation Discussion and Analysis, if applicable, in the annual proxy statement and Annual Report on Form 10-K to be filed with the SEC.
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
Environmental, Social, and Governance Committee
David Naccarati (Chair), Stephen A. Lang, and Sean D. Goodman are the members of the Environmental, Social, and Governance Committee (ESG Committee). All members of the ESG Committee are independent directors under applicable Nasdaq listing standards, and each is a “non-employee director” under Rule 16b-3 of the Exchange Act.
Under its charter, the functions of the ESG Committee include:
•monitoring and advising the Board on the Company’s risks and opportunities related to ESG, including on the Company’s response to sustainability and ESG-related incidents;
•reviewing and discussing with management the Company's goals, strategies, and policies and procedures to address ESG risks and opportunities;
•monitoring and advising the Board on the Company’s performance related to its ESG goals, strategies, and policies and procedures;
•reviewing and approving the policies and procedures used to prepare ESG-related statements and disclosures, including preparation of the Company’s annual sustainability report;
•reviewing the Company’s government relations strategies and activities, including any political activities and contributions and lobbying activities; and
•reviewing the Company’s charitable programs and community investment activities.
Finance Committee
Thomas Weng (Chair), Sean D. Goodman, and Marni Wieshofer are the members of the Finance Committee. All members of the Finance Committee are independent directors under applicable Nasdaq listing standards, and each is a “non-employee director” under Rule 16b-3 of the Exchange Act.
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
Safety and Technical Committee
Michael J. Harrison (Chair), Stephen A. Lang, and David C. Naccarati are the Safety and Technical Committee members.
Under its charter, the functions of the Safety and Technical Committee include the authority to:
•investigate any activity of the Company or its subsidiaries relating to health, safety, loss prevention and operational security, sustainable development, environmental affairs, public policy and relations with communities and civil society, government relations, human rights, and communication matters
•review developmental, construction and operational activities; and
•retain outside counsel, experts and other advisors as the Safety and Technical Committee may deem appropriate in its sole discretion to assist the Company in fulfilling its responsibilities.
ITEM 11. EXECUTIVE COMPENSATION
We have opted to comply with the executive compensation disclosure rules applicable to “smaller reporting companies” as such term is defined in the rules promulgated under the Securities Act of 1933, as amended (the “Securities Act”). The following disclosure concerns the compensation arrangements of our current named executive officers for the fiscal years ended December 31, 2024 and 2023.
2024 Summary Compensation Table
The following table sets forth the compensation for the services in all capacities to us or our subsidiary companies for the years ended December 31, 2024 and 2023 of our Chief Executive Officer and our Chief Financial Officer (each an “NEO” and together, the “NEOs”).

Name and Principal Position	Year	Salary	Bonus(1)	Stock Awards(2)	All Other Compensation(3)	Total
Diane R. Garrett, Ph.D.(4)	2024	$600,000	$635,000	$200,400	$26,564	$1,461,964
	2023	$600,000	$462,000	$500,900	$23,512	$1,586,412
Stanton K. Rideout(5)	2024	$425,000	$385,000	$167,000	$29,858	$1,006,858
	2023	$425,000	$280,500	$250,450	$23,364	$979,314
Rebecca A. Jennings	2024	$315,000	$200,500	$133,600	$21,944	$671,044
	2023	$311,250	$171,188	$203,960	$8,600	$694,998
David B. Thomas	2024	$293,750	$200,000	$133,600	$24,583	$651,933
	2023	$271,250	$149,188	$115,207	$22,189	$557,834
(1)Amounts represent payments under the Company’s incentive bonus plan.
(2)Amounts reflect the aggregate grant date fair value of awards granted during the fiscal year noted as computed in accordance with FASB’s ASC Topic 718, assuming no forfeitures. These amounts reflect the Company’s accounting expense and do not correspond to the actual value that the NEOs may realize.
(3)During 2024 and 2023, “All Other Compensation” consisted of the following:

Name and Principal Position	Year	401(k) Matching Contributions	Life Insurance Premiums	Total
Diane R. Garrett, Ph.D.(4)	2024	$23,000	$3,564	$26,564

	2023	$19,800	$3,712	$23,512
Stanton K. Rideout(5)	2024	$23,000	$6,858	$29,858
	2023	$19,800	$3,564	$23,364
Rebecca A. Jennings	2024	$19,622	$2,322	$21,944
	2023	$7,358	$1,242	$8,600
David B. Thomas	2024	$17,725	$6,858	$24,583
	2023	$15,331	$6,858	$22,189
(4)Ms. Garrett was hired effective September 8, 2020. Her annual base salary was set at $550,000 and increased to $600,000 on April 1, 2022. Ms. Garrett’s salary was not increased in 2023 or 2024.
(5)Mr. Rideout was hired effective October 20, 2020. His annual base salary was set at $375,000 and increased to $425,000 on April 1, 2022. Mr. Rideout’s salary was not increased in 2023 or 2024.
(6)Ms. Jennings was hired effective October 24, 2022. Her annual salary was set at $300,000 and increased to $315,000 on May 23, 2023. Ms. Jennings’ salary was not increased in 2024.
(7)Mr. Thomas was hired effective December 28, 2020. His annual salary was $240,000 and increased to $260,000 on April 1, 2022, and increased to $275,000 on April 1, 2023. Mr. Thomas’s salary was increased to $300,000 on April 1, 2024.

2024 Outstanding Equity Awards at Fiscal Year-End Table
The following table summarizes information for each NEO with respect to outstanding equity awards and the value of such awards as of December 31, 2024.

Name	Number of Shares or Units of Stock that Have Not Yet Vested(1) (#)	Market Value of Shares or Units of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested ($)
Diane R. Garrett, Ph.D.	28,532	$63,056	—	—
	66,667	$147,334	—	—
	60,000	$132,600	—	—

Stanton K. Rideout	15,157	$33,497	—	—
	33,334	$73,668	—	—
	50,000	$110,500	—	—

Rebecca A. Jennings	30,000	$66,300	—	—
	26,667	$58,934	—	—
	40,000	$88,400	—	—

David B. Thomas	6,181	$13,660	—	—
	15,334	$33,888	—	—
	40,000	$88,400	—	—
(1)The vesting schedules for the time-based RSUs for each NEO is as follows:

Name	RSU Grant Amount	Grant Date	Vesting Schedule
Diane R. Garrett, Ph.D.	28,532	6/2/2022	See footnote(1)
	66,667	4/18/2023	See footnote(2)
	60,000	5/23/2024	See footnote(3)

Stanton K. Rideout	15,157	6/2/2022	See footnote(1)
	33,334	4/18/2023	See footnote(2)

	50,000	5/23/2024	See footnote(3)

Rebecca A. Jennings	30,000	10/24/2022	See footnote(4)
	26,667	4/18/2023	See footnote(2)
	40,000	5/23/2024	See footnote(3)

David B. Thomas	6,181	6/2/2022	See footnote(1)
	15,334	4/18/2023	See footnote(2)
	40,000	5/23/2024	See footnote(3)
(1)Subject to the continued employment with the Company, the RSUs vest 33% for the first and second installment and 34% for the third installment with the first tranche vesting on June 2, 2023, the second trance vesting on June 2, 2024, and the third tranche vesting on June 2, 2025. Vested RSUs will convert into shares of Common Stock on each applicable vesting date; provided, however, that if, on that conversion date, the holder is prohibited from trading under the Company’s policies or pursuant to applicable securities laws, the conversion date shall be, in the determination of the Board’s Compensation Committee, the 2nd trading day after the date the reporting person is no longer prohibited from such trading.
(2)Subject to the continued employment with the Company, the RSUs vest 33% for the first and second installment and 34% for the third installment with the first tranche vesting on April 18, 2024, the second trance vesting on April 18, 2025, and the third tranche vesting on April 18, 2026. Vested RSUs will convert into shares of Common Stock on each applicable vesting date; provided, however, that if, on that conversion date, the holder is prohibited from trading under the Company’s policies or pursuant to applicable securities laws, the conversion date shall be, in the determination of the Board’s Compensation Committee, the 2nd trading day after the date the reporting person is no longer prohibited from such trading.
(3)Subject to the continued employment with the Company, the RSUs vest 33% for the first and second installment and 34% for the third installment with the first tranche scheduled to vest on May 23, 2025; the second tranche vested on May 23, 2026, and the remaining tranche vested on May 23, 2027. Vested RSUs will convert into shares of Common Stock on each applicable vesting date; provided, however, that if, on that conversion date, the holder is prohibited from trading under the Company’s policies or pursuant to applicable securities laws, the conversion date shall be, in the determination of the Board’s Compensation Committee, the 2nd trading day after the date the reporting person is no longer prohibited from such trading.
(4)Subject to the reporting person's continued employment with the Company, the RSUs will vest on October 24, 2026.

Equity Award Grants to Executive Officers
We adopted, and our stockholders approved, the Incentive Plan, under which the Company issued equity awards to officers and directors.
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
The term “Cause” shall mean that one or more of the following has occurred:
i.the NEO is convicted of a felony or pleads guilty or nolo contendere to a felony (whether or not with respect to the Company or any of its affiliates);
ii.a failure of the NEO to substantially perform his or her responsibilities and duties to the Company which, to the extent curable, is not remedied within 10 days after the NEO’s receipt of written notice given by the appropriate senior officer or any member of the Board, as applicable, identifying the failure in reasonable detail and granting the NEO an opportunity to cure such failure within such 10-day period;
iii.the failure of the NEO to carry out or comply with any lawful and reasonable directive of the Board (or any committee of the Board), which, to the extent curable, is not remedied within 10 days after the NEO’s receipt of written notice given by or on behalf of the Company identifying the failure in reasonable detail and granting the NEO an opportunity to cure such failure within such 10-day period;

iv.the NEO engages in illegal conduct, any breach of fiduciary duty (if any), any act of material dishonesty or other misconduct, in each case in this clause (iv), against the Company or any of its affiliates;
v.a material violation or willful breach by the NEO of any of the policies or procedures of the Company, including, without any limitation, any employee manual, handbook or code of conduct of the Company which, to the extent curable, is not remedied within 10 days after the NEO’s receipt of written notice given by or on behalf of the Company identifying the violation or breach in reasonable detail and granting the Executive an opportunity to cure such violation or breach within such 10 day period;
vi.the NEO fails to meet any material obligation the NEO may have under any agreement entered into with the Company which, to the extent curable, is not remedied within 10 days after the NEO’s receipt of written notice given by any member of the Company identifying the failure in reasonable detail and granting the NEO an opportunity to cure such failure within such 10-day period;
vii.the NEO’s failure to maintain any applicable license, permit or card required by the federal or state authorities or a political subdivision or agency thereof (or the suspension, revocation, or denial of such license, permit or card); or
viii.the NEO’s breach of any non-compete, non-solicit, confidentiality or other restrictive covenant to which the NEO may be subject, pursuant to an employment agreement or otherwise.
The term a “Change in Control” of the Company will be deemed to occur as of the first day that one or more of the following conditions is satisfied:
i.The “beneficial ownership” (as defined in Rule 13d-3 under the Exchange Act) of securities representing more than 50% of the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors (“Company Voting Securities”), is accumulated, held or acquired by a “Person” (as defined in Section 3(a)(9) of the Exchange Act, as modified and used in Sections 13(d) and 14(d) thereof) (other than the Company, any trustee or other fiduciary holding securities under an employee benefit plan of the Company, holders of capital stock of the Company as of the date hereof or a subsidiary thereof, any corporation owned, directly or indirectly, by the Company’s stockholders in substantially the same proportions as their ownership of stock of the Company); provided, however, that any acquisition from the Company or any acquisition pursuant to a transaction that complies with clauses (A), (B) and (C) of clause (iii) below will not be a Change in Control; provided further, that immediately prior to such accumulation, holding or acquisition, such Person was not a direct or indirect beneficial owner of 15% or more of Company Voting Securities as of the date of the applicable employment agreement; or
ii.Individuals who, as of the date of the Agreement, constitute the Board, or “Incumbent Board”, cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to the date hereof whose election, or nomination for election by the Company’s stockholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board will be considered as though such individual were a member of the Incumbent Board; or
iii.Consummation by the Company of a reorganization, merger or consolidation, or sale or other disposition of all or substantially all of the assets of the Company or the acquisition of assets or stock of another entity, or “Business Combination”, in each case, unless immediately following such Business Combination: (A) more than 50% of the combined voting power of then outstanding voting securities entitled to vote generally in the election of directors of (x) the corporation resulting from such Business Combination, or “Surviving Corporation”, or (y) if applicable, a corporation that as a result of such transaction owns the Company or all or substantially all of the Company’s assets either directly or through one or more subsidiaries, or “Parent Corporation”, is represented, directly or indirectly by Company Voting Securities outstanding immediately prior to such Business Combination (or, if applicable, is represented by shares into which such Company Voting Securities were converted pursuant to such Business Combination), and such voting power among the holders thereof is in substantially the same proportions as their ownership, immediately prior to such Business Combination, of Company Voting Securities; (B) no Person (excluding any employee benefit plan (or related trust) of the Company or such corporation resulting from such Business Combination) beneficially owns, directly or indirectly, 40% or more of the combined voting power of the then outstanding voting securities eligible to elect directors of the Parent Corporation (or, if there is no Parent Corporation, the Surviving Corporation) except to the extent that (x) such ownership of the Company existed prior to the Business Combination or (y) that immediately prior to such Business Combination, such Person was a direct or indirect beneficial owner of 15% or more of the Company Voting Securities as of the date of the respective employment agreement, and (C) at least a majority of the members of the board of directors of the Parent Corporation (or, if there is no Parent Corporation, the Surviving Corporation) were members of the Incumbent Board at the time of the execution of the initial agreement, or of the action of the Board, providing for such Business Combination.
Notwithstanding anything to the contrary in the foregoing, in no event will a Change in Control be deemed to have occurred with respect to the NEO if the NEO is part of a purchasing group that consummates the Change in Control transaction. The

NEO will be deemed “part of a purchasing group” for purposes of the preceding sentence if the NEO is an equity participant in the purchasing company or group (except (i) passive ownership of less than two percent of the stock of the purchasing company; or (ii) ownership of equity participation in the purchasing company or group that is otherwise not significant, as determined prior to the Change in Control by a majority of the nonemployee continuing directors.
The term “Disability” means the NEO’s long-term disability as defined by and determined under the Company’s long-term disability plan, or if the NEO is not covered by a long-term disability plan sponsored by the Company, then the NEO’s inability (as determined by the Board or Compensation Committee thereof in its discretion, (in the case of Ms. Garrett and Mr. Rideout, with the Board or Compensation Committee acting reasonably)) to perform the essential job functions, with or without a reasonable accommodation.
The term “Good Reason” means the occurrence of any of the following without the NEO’s consent:
i.a material reduction or a material adverse alteration in the nature of the NEO’s position, responsibilities or authorities or the assigning of duties to the NEO that are materially inconsistent with those of the position of such NEO of a company of comparable size in a comparable industry;
ii.the NEO’s becoming the holder of a lesser office or title than that previously held;
iii.any material breach of the applicable employment agreement by the Company that causes an adverse change to the terms and conditions of the NEO’s employment;
iv.the Company requires the NEO to relocate his or her principal business office to a location not within 75 miles of the applicable Company location;
v.any reduction in the NEO’s salary, other than a reduction in salary generally applicable to executive employees; or
vi.failure of the Company to pay the NEO any amount otherwise vested and due under the applicable employment agreement or under any plan or policy of the Company following written notice by the NEO to the Company identifying the failure and the basis for such payment and the Company’s failure to cure within 10 days following receipt of such written notice.
In no event will a resignation be deemed to occur for “Good Reason” unless the NEO provides notice to the Company, and such resignation occurs, within 90 days after the event or condition giving rise thereto. Upon receiving notice from the NEO, the Company has a period of 30 days during which it may remedy the event or condition.
Employment Agreement with Diane R. Garrett, Ph.D.
The Company entered into an employment agreement dated as of August 31, 2020, with Diane R. Garrett, Ph.D. Ms. Garrett’s agreement provided for a three-year term as President and Chief Executive Officer (the “2020 Garrett Employment Agreement”), after which Ms. Garrett became an at-will employee. On April 10, 2024, the Company entered into a new employment agreement with Ms. Garrett (the “2024 Garrett Employment Agreement”). Under the terms of the 2024 Garrett Employment Agreement, Ms. Garrett is entitled to an annual base salary of $600,000 and an annual cash incentive bonus set at 70% of her annual base salary as target and a maximum of 140% of her annual base salary. Under the 2020 Garrett Employment Agreement, Ms. Garrett received an initial long-term equity incentive award having a value of $1,000,000. The initial long-term equity incentive was granted on the effective date of her employment, September 8, 2020, in the form of 96,154 RSUs, which was determined by dividing $1,000,000 by $10.40, the closing price of the Common Stock on the date of grant. The RSUs will vest on the fourth anniversary of the date of grant, subject to Ms. Garrett’s continued employment by the Company through the vesting date and subject to any provisions of the grant relating to retirement, disability, change of control and other matters. Ms. Garrett will also be eligible to participate in equity-based compensation plans.
As required under the terms of the 2020 Garrett Employment Agreement, on December 15, 2020, the Company offered Ms. Garrett $550,000 worth of time-based RSUs. However, Ms. Garrett did not accept her full time-based equity award and requested that a portion of those time-based RSUs be reallocated and granted to other employees rather than herself. As a result, on December 15, 2020, Ms. Garrett accepted $250,000 in value in the amount of 3,496 RSUs, based upon the fair market value of the Company’s Common Stock on the date of grant, rather than the 7,692 RSUs she would have been eligible to receive. Ms. Garrett’s RSUs vested in three equal installments on May 28, 2021, May 27, 2022, and May 29, 2023. The Company did not issue any performance-based equity awards in 2021 or 2022. On March 2, 2021, the Company issued 15,450 time-based RSUs to Ms. Garrett with a grant-date fair value of $1.1 million, and on June 2, 2022, the Company issued 83,916 time-based RSUs to Ms. Garrett with a grant-date fair value of $1.2 million. On April 18, 2023, the Company issued 100,000 time-based RSUs to Ms. Garrett with a grant-date fair value of $500,900. The RSU awards are in continued recognition of Ms. Garrett’s contributions to the Company and to incentivize future performance. On November 14, 2023, the Company effectuated a reverse stock split with a ratio of 1-for-10. All share and per share information has been retroactively adjusted to give effect to the reverse stock split for all periods presented.

Employment Agreement with Stanton K. Rideout
The Company entered into an employment agreement dated as of October 20, 2020 (the “2020 Rideout Employment Agreement”) with Mr. Rideout, which provided for a three-year term as Executive Vice President and Chief Financial Officer, following which he was deemed to be an at-will employee. On April 10, 2024, the Company entered into a new employment agreement with Mr. Rideout (the “2024 Rideout Employment Agreement”). Under the terms of the 2024 Rideout Employment Agreement, Mr. Rideout is entitled to an annual base salary of $425,000, an annual cash incentive bonus target initially set at 60% of his annual base salary and a maximum of 120% of his annual base salary. Under the 2020 Rideout Employment Agreement, Mr. Rideout received an initial long-term equity award having a value of $250,000.
The initial long-term equity incentive was granted on the effective date of his employment, October 20, 2020, in the form of 3,298 RSUs, with the number of RSUs determined by dividing $250,000 by the closing stock price of the Company’s Common Stock on the date of grant. Such RSUs will vest on the fourth anniversary of the grant date, subject to Mr. Rideout’s continued employment by the Company through the vesting date and subject to any provisions of the grant relating to retirement, disability, change of control and other matters. Mr. Rideout was eligible to participate in equity-based compensation plans in 2021, initially targeted at 150% of his base salary, with 50% of such awards in the form of performance-based equity awards and 50% of such awards in the form of time-based equity awards.
On December 17, 2020, the Company awarded Mr. Rideout a portion of the reallocated RSUs (described above under “Employment Agreement with Diane R. Garrett”) equal to $150,000 in value in the amount of 1,911 RSUs, based on the fair market value of the Company’s Common Stock on the date of grant, in recognition of his contributions to the Company and to incentivize his future performance. Mr. Rideout’s RSUs have the same vesting schedule as Ms. Garrett’s that were granted on December 15, 2020. On March 2, 2021, the Company issued 7,900 time-based RSUs to Mr. Rideout with a grant-date fair value of $0.6 million, and on June 2, 2022, the Company issued 44,580 time-based RSUs with a grant-date fair value of $0.6 million. On April 18, 2023, the Company issued 50,000 time-based RSUs to Ms. Garrett with a grant-date fair value of $250,450. These RSU awards were made in continued recognition of Mr. Rideout’s contributions to the Company and to incentivize future performance. On November 14, 2023, the Company effectuated a reverse stock split with a ratio of 1-for-10. All share and per share information has been retroactively adjusted to give effect to the reverse stock split for all periods presented.
Employment Agreement with Rebecca A. Jennings
On May 29, 2024, the Company entered into an employment agreement with Rebecca A. Jennings (the “Jennings Agreement”). The Jennings Agreement superseded and replaced that certain Employment Agreement dated October 2, 2022, by and between the Company and Ms. Jennings. On March 3, 2025, the Jennings Agreement was amended.
Pursuant to the terms of the Jennings Agreement and the amendment thereto, Ms. Jennings agreed to serve as the Company’s Senior Vice President, General Counsel and Corporate Secretary in exchange for an annual base salary of $315,000 and an annual cash incentive bonus set at 50% of her annual base salary as the target, with bonus payments ranging from 0% to 150% of the target, based upon specific individual and corporate performance metrics to be determined from time to time by the Board or the Compensation Committee. Ms. Jennings is also eligible to participate in any equity-based compensation plans established or maintained by the Company for its senior officers. Ms. Jennings is an at-will employee whose employment may be terminated by the Company or by Ms. Jennings at any time, for any or no reason.
Employment Agreement David B. Thomas Employment
On May 29, 2024, the Company entered into an employment agreement with David B. Thomas (the “Thomas Agreement”). The Thomas Agreement superseded and replaced that certain Employment Agreement dated January 21, 2021, by and between the Company and Mr. Thomas. On March 3, 2025, the Thomas Agreement was amended.
Pursuant to the terms of the Thomas Agreement and the amendment thereto, Mr. Thomas agreed to serve as the Company’s Senior Vice President, General Manager in exchange for an annual base salary of $300,000 and an annual cash incentive bonus set at 50% of his annual base salary as the target, with bonus payments ranging from 0% to 150% of the target, based upon specific individual and corporate performance metrics to be determined from time to time by the Board or the Compensation Committee. Mr. Thomas is also eligible to participate in any equity-based compensation plans established or maintained by the Company for its senior officers. Mr. Thomas is an at-will employee whose employment may be terminated by the Company or by Mr. Thomas at any time, for any or no reason.
Termination Payment Terms
Each employment agreement with our current NEOs, Ms. Garrett and Mr. Rideout, contains provisions entitling them to payments upon termination of their employment in certain circumstances, as described below.

Termination of Employment for any Reason
Pursuant to the current employment agreements with Ms. Garrett, Mr. Rideout, Ms. Jennings, and Mr. Thomas, in the event their employment with the Company terminates for any lawful reason or no reason, they (or their estate, as applicable) will be entitled to receive any earned but unpaid base salary, any earned but unpaid annual cash incentive bonus, any amounts that may be payable under any applicable executive benefit plan, expense reimbursements and COBRA benefits provided that a timely election for COBRA continuation coverage is made and the applicable amounts are paid.
Termination of Employment other than for Cause or Voluntary Termination by Executive for Good Reason
If the Company terminates Ms. Garrett or Mr. Rideout without Cause, or either of them terminates their employment for Good Reason, they will be entitled to (i) a cash amount equal to 1.5 multiplied by their annual base salary, payable in equal installments over the 18 months following the date of termination; and (ii) 18 months of continued coverage under the Company’s medical, dental, life and disability plans, at the same cost to the individual as in effect on the date of termination.
If the Company terminates Ms. Jennings or Mr. Thomas without Cause, or either of them terminates their employment for Good Reason, they will be entitled to (i) a cash amount equal to 1.0 multiplied by their annual base salary, payable in equal installments over the 12 months following the date of termination; and (ii) 12 months of continued coverage under the Company’s medical, dental, life and disability plans, at the same cost to the individual as in effect on the date of termination.
Termination of Employment in the Event of Death or Disability
If the employment of Ms. Garrett, Mr. Rideout, Ms. Jennings, or Mr. Thomas with the Company is terminated due to her or his death or disability, she or he (or their estate, as applicable) will be entitled to receive the pro rata portion of any bonus payable to them under the Company’s annual cash incentive plan for the year in which such termination for death or disability occurs determined based on the actual bonus attained for the fiscal year in which such termination occurs.
Termination of Employment after a Change in Control
If within 90 days prior to, or one year after, a Change in Control, the Company terminates the employment of Ms. Garrett or Mr. Rideout for reasons other than for Cause, either of them incurs a Disability or voluntarily terminates his or her employment for Good Reason, such NEO will be entitled to (i) a cash amount equal to 2.0 multiplied by his or her annual base salary, payable in a lump sum on the 60th day following the date of termination, (ii) a cash amount equal to 2.0 multiplied by the greater of (A) the actual bonus paid for the fiscal year immediately preceding the date of termination, (B) the actual bonus attained for the fiscal year in which the date of termination occurs prior to the first anniversary of the employment agreement, or (C) the target bonus for the fiscal year in which the date of termination occurs prior to the first anniversary of the agreement, payable in a lump sum on the 60th day following the date of termination, and (iii) 24 months of continued coverage under the Company’s medical, dental, life and disability plans, at the same cost to the individual as in effect on the date of the Change in Control (or, if lower, as in effect at any time thereafter).
If within 90 days prior to, or one year after, a Change in Control, the Company terminates the employment of Ms. Jennings or Mr. Thomas for reasons other than for Cause, either of them incurs a Disability or voluntarily terminates his or her employment for Good Reason, such NEO will be entitled to (i) a cash amount equal to 1.50 multiplied by his or her annual base salary, payable in a lump sum on the 60th day following the date of termination, (ii) a cash amount equal to 1.50 multiplied by the greater of (A) the actual bonus paid for the fiscal year immediately preceding the date of termination, (B) the actual bonus attained for the fiscal year in which the date of termination occurs prior to the first anniversary of the employment agreement, or (C) the target bonus for the fiscal year in which the date of termination occurs prior to the first anniversary of the agreement, payable in a lump sum on the 60th day following the date of termination, and (iii) 18 months of continued coverage under the Company’s medical, dental, life and disability plans, at the same cost to the individual as in effect on the date of the Change in Control (or, if lower, as in effect at any time thereafter).
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
In 2024, the Compensation Committee engaged Lane Caputo to provide independent advice on executive officer and director compensation matters. The Compensation Committee, utilizing the compensation consultant’s report and after discussion and review (i) approves the annual base salaries, (ii) equity award grants, (iii) incentive cash award targets, (iv) financial metrics for the upcoming year, and (v) incentive cash awards for the prior year for the named executive officers. The Compensation Committee performs its compensation review and decision-making duties without management present.
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
Base Salary
Base salaries are set to be fair to the executive officers, competitive within the industry, and reasonable in light of our cost structure. The Compensation Committee determines base salaries, subject to the terms of any employment agreements, and reviews base salaries annually based upon advice and counsel from its advisors. Based on a review of compensation of peers, and upon the recommendation of management, Ms. Garrett, Mr. Rideout, Ms. Jennings, nor Mr. Thomas received a base salary increase for 2025.
Annual Cash Incentive Bonuses
In 2024, the Compensation Committee used annual cash incentive bonuses for the NEOs to tie a portion of each NEO’s compensation to financial and operational objectives achievable within the applicable fiscal year, such as (i) health and safety, (ii) environmental compliance (iii) technical advancement; (iv) exploration; (v) balance sheet; (vi) stakeholder engagement; and/or (vii) such other metrics as are determined from time to time by the Board. At the beginning of each year, the Compensation Committee sets performance targets, target amounts, target award opportunities, and other terms and conditions of annual cash bonuses for the NEOs. At the end of each year, the Compensation Committee determines the extent the performance targets were achieved and the amount of the award, if any, payable to the NEOs.
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
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth certain information regarding beneficial ownership of our Common Stock, as of March 4, 2025, by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding Common Stock, (ii) each of our NEOs and directors and (iii) all of our executive officers and directors, as a group.
The number of shares of Common Stock beneficially owned by each entity, person, director, or executive officer is determined in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. The percentage ownership of our Common Stock in the “Percentage of Beneficial Ownership” column in the table is based on 24,983,358 shares of our Common Stock issued and outstanding as of March 4, 2025. Under such rules, beneficial ownership generally includes any shares of Common Stock over which the individual has sole or shared voting power or investment power as well as any shares of Common Stock that the individual has the right to acquire within 60 days of March 4, 2025, through the exercise of Warrants or other rights. Unless otherwise indicated in the footnotes to this table, the Company believes each of the stockholders named in this table has sole voting and investment power with respect to the shares of Common Stock indicated as beneficially owned.

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percentage of Beneficial Ownership
5% or Greater Stockholders
American Multi-Cinema, Inc.(1)	4,721,312	18.9%
2176423 Ontario Ltd.(2)	2,448,824	9.8%
Named Executive Officers and Directors(3)
Diane R. Garrett, Ph.D.(4)	131,568	0.5%
Stanton K. Rideout (5)	66,174	0.3%
Rebecca A. Jennings(6)	14,527	0.1%
David B. Thomas(7)	28,903	0.1%
Sean D. Goodman(8)	—	—%
Michael Harrison(9)	41,792	0.2%
Stephen Lang(10)	64,249	0.3%
David Naccarati	40,711	0.2%
Thomas Weng(11)	41,042	0.2%
Marni Wieshofer	38,794	0.2%
All executive officers and directors as a group (10 individuals)	467,760	1.9%

(1)Includes 2,380,488 shares of Common Stock and 2,340,824 shares of Common Stock issuable upon the exercise of outstanding warrants directly held by American Multi-Cinema, Inc., a wholly-owned subsidiary of AMC. The business address of American Multi-Cinema, Inc. and AMC is One AMC Way, 11500 Ash Street, Leawood, Kansas 66211.
(2)Based on Schedule 13D/A (Amendment No. 3) filed June 28, 2022, this includes 1,840,824 shares of Common Stock and 607,545 shares of Common Stock issuable upon exercise of a warrant held by 2176423 Ontario Ltd (“2176423 Ontario”), Eric Sprott controls 2176423 Ontario and has the power to direct the voting and disposition of Common Stock held by the entity through his ownership interests in 2176423 Ontario. The foregoing figure for beneficial ownership excludes 1,733,279 shares of Common Stock underlying warrants held by 2176423 Ontario that are not presently exercisable due to the effect of a beneficial ownership limitation blocker. The business address 2176423 Ontario and Eric Sprott is 200 Bay Street, Suite 2600, Royal Bank Plaza, South Tower, Toronto, Ontario M5J 2J1.
(3)The business address of each of the listed individuals is PO Box 3030, Winnemucca, Nevada 89446.
(4)Includes (i) 800 shares of Common Stock owned by Ms. Garrett’s spouse’s IRA, and (ii) 33,333 shares of Common Stock to be converted from RSUs on April 18, 2025.
(5)Includes 16,667 shares of Common Stock to be converted from RSUs on April 18, 2025.
(6)Includes 13,333 shares of Common Stock to be converted from RSUs on April 18, 2025.
(7)Includes 7,667 shares of Common Stock to be converted from RSUs on April 18, 2025.

(8)Sean D. Goodman is an executive officer of AMC and an officer and director of American Multi-Cinema, Inc., its wholly-owned subsidiary. Mr. Goodman disclaims any beneficial ownership of the shares of our Common Stock and shares of Common Stock issuable upon the exercise of outstanding warrants beneficially owned by AMC and/or American Multi-Cinema, Inc.
(9)Michael J. Harrison has an indirect pecuniary interest in shares of our Common Stock beneficially owned by Sprott Private Resource Streaming and Royalty (Collector), LP and Sprott Private Resource Lending II (Collector), LP as chief executive officer of Sprott Resource Streaming and Royalty Corp. and/or through his fiduciary role as a Managing Partner of Sprott Private Resource Streaming and Royalty (Collector) LP. Mr. Harrison disclaims any beneficial ownership of the shares of our Common Stock beneficially owned by Sprott Private Resource Streaming and Royalty (Collector), LP. and Sprott Private Resource Lending II (Collector), LP.
(10)Includes: (i) 1,351 RSUs granted to Mr. Lang on May 24, 2021, (ii) 2,027 RSUs granted to him on May 24, 2021, (iii) 11,227 RSUs granted to him on May 23, 2024, and (iv) 6,736 shares granted to him on May 23, 2024. Mr. Lang has elected to defer conversion of such RSUs, to the extent they vest, until the date of his separation from service as a Board member.
(11)Includes: (i) 2,027 RSUs granted to Mr. Weng on May 24, 2021, (ii) 673 of the RSUs awarded to him on December 4, 2020, and (iii) 11,227 RSUs granted to him on May 23, 2024. Mr. Weng has elected to defer conversion of such RSUs, to the extent they vest, until the date of his separation from service as a Board member.
We are not aware of any arrangements that may result in “changes in control” as that term is defined by the provisions of Item 403 of Regulation S-K.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Related Party Transactions relating to the Company
Sprott Credit Agreement
On October 4, 2019, HMC, as borrower, and certain of its subsidiaries, as guarantors, entered into the Initial Sprott Credit Agreement with Sprott Private Resource Lending II (Collector), LP (“SPRL II”) for a secured multi-advance term credit facility with an original aggregate principal amount not in excess of $110.0 million. In connection with the consummation of the Recapitalization Transaction, we assumed the Initial Sprott Credit Agreement pursuant to the terms of the Purchase Agreement, entered into the Sprott Credit Agreement, with us becoming a party thereto, borrowed $70.0 million under such facility and issued to SPRL II 496,634 shares of Common Stock on behalf of SPRL II and the other participants in the Sprott Credit Agreement. As a result, we are the borrower under the Sprott Credit Agreement. Subsequent to the consummation of the Recapitalization Transaction, SPRL II transferred 45,149 shares of Common Stock to nonaffiliated participants in the Sprott Credit Agreement and 13,545 shares of Common Stock to Sprott Private Resource Streaming and Royalty (Collector), LP., an affiliated participant in the Sprott Credit Agreement. Michael Harrison, a member of our Board, has an indirect pecuniary interest in shares of our Common Stock beneficially owned by Sprott Private Resource Streaming and Royalty (Collector), LP. and SPRL II as chief executive officer of Sprott Resource Streaming and Royalty Corp. and/or through his fiduciary role as Managing Partner of Sprott Private Resource Streaming & Royalty (Collector) LP.
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
2022 Private Placement
The Company entered into a subscription agreement with American Multi-Cinema, Inc. dated as of March 14, 2022, as amended April 8, 2022 (as amended, the “AMC Subscription Agreement”), pursuant to which American Multi-Cinema, Inc. purchased 23,408,240 units of the Company (each a “Unit”) at a purchase price per Unit of $1.193, with each Unit consisting of one share of Common Stock and one warrant to purchase one share of Common Stock providing for a total purchase price of $27.9 million. The AMC Subscription Agreement provides American Multi-Cinema, Inc. the right to appoint a director to the Board, and the Company agrees to support such director’s nomination so long as American Multi-Cinema, Inc. retains at least 50% of the Common Stock purchased under the AMC Subscription Agreement, and American Multi-Cinema, Inc. holds at least 5% of the voting power of the Company. Sean D. Goodman, a member of our Board, is the Chief Financial Officer of AMC, the parent of American Multi-Cinema, Inc., and was appointed to the Board and nominated for election as a director of the Company Annual Meeting under the terms of the AMC Subscription Agreement.
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
Other Material Relationships
During the years ended December 31, 2024 and 2023, the Company paid $0.4 million and $0.3 million, respectively, to Ausenco for the preparation of the 2023 Hycroft TRS, due diligence assistance, and a new technical report. Ms. Garrett served in a non-executive director position on the board of Ausenco’s parent company from November 3, 2020 to January 29, 2025.
Ms. Garrett’s brother, David Thomas, is the Senior Vice President and General Manager of the Hycroft Mine. Mr. Thomas does not report to Ms. Garrett. In 2024, he received cash compensation of $0.6 million (including a cash short-term incentive award and other compensation of $0.2 million), and time-based RSU awards with a grant date fair value of $0.1 million. In 2023, he received cash compensation of $0.6 million (including a cash short-term incentive award and other compensation of $0.1 million), and time-based RSU awards with a grant date fair value of $0.1 million.
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
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
INDEPENDENT REGISTERED PUBLIC ACCOUNTANT FEES
The following table shows fees billed for audit and other services provided by Moss Adams LLP, the Company’s independent registered public accounting firm, for the fiscal years ended December 31, 2024 and 2023.

	Year Ended December 31,
	2024	2023
Audit Fees	$334,425	$247,984
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	1,934	—
Total	$336,359	$247,984

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and other services normally provided in connection with regulatory filings. Audit fees include aggregate fees billed by Moss Adams LLP for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Quarterly Reports on Form 10-Q for the respective periods and other required filings with the SEC, as well as attendance at audit committee meetings.
Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Moss Adams LLP for consultations concerning financial accounting and reporting standards during the years ended December 31, 2024 or 2023.
Tax Fees. We did not pay Moss Adams LLP for tax planning and tax advice for the years ended December 31, 2024 or 2023.
Pre-Approval Policy
Our Audit Committee charter delegates sole authority to approve all audit engagement fees and terms to the Audit Committee. The Audit Committee, or a member of the Audit Committee, must pre-approve any non-audit service provided to the Company by the Company’s independent auditor or other registered public accounting firm. During the year ended December 31, 2024, the Audit Committee approved the audit engagement fees and terms for Moss Adams LLP and pre-approved all non-audit fees.

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

4.9*	Description of Securities
4.10
Warrant Adjustment Certificate dated as of August 3, 2022 from Hycroft Mining Holding Corporation to Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.3 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2022).

4.11	Form of Senior Indenture (incorporated by reference to Exhibit 4.11 to the registrant’s Registration Statement on Form S-3 (File No. 333-279292) filed by the Company on May 10, 2024).
4.12	Form of Subordinated Indenture (incorporated by reference to Exhibit 4.13 to the registrant’s Registration Statement on Form S-3 (File No. 333-279292) filed by the Company on May 10, 2024).
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

10.39
Employment Agreement, dated as of April 10, 2024, by and between the registrant and Diane R. Garrett (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company on April 12, 2024).

10.40
Employment Agreement, dated as of April 10, 2024, by and between the registrant and Stanton K. Rideout (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed by the Company on April 12, 2024).

10.41
At Market Issuance Sales Agreement, dated May 9, 2024, by and between B. Riley Securities, Inc. and the registrant (incorporated by reference to Exhibit 10.39 to the Company’s Registration Statement on Form S-3 (File No. 333-279292) filed by the Company on May 10, 2024).

10.42
Employment Agreement, dated as of May 29, 2024, by and between the registrant and Rebecca A. Jennings (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company on May 30, 2024).

10.43
Employment Agreement, dated as of May 28, 2024, by and between the registrant and David B. Thomas. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed by the Company on May 30, 2024).

10.44
Amended and Restated HYMC 2020 Performance and Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-280193) filed by the Company on June 14, 2024.

19.1*	Hycroft Mining Holding Corporation Insider Trading Policy.
21.1*	Subsidiaries of the registrant.
23.1*	Consent of independent registered public accounting firm – Moss Adams, LLP.
23.2*	Consent of third-party firm – Ausenco Engineering USA South Inc.
23.3*	Consent of third-party qualified person – Independent Mining Consultants, Inc.
23.4*	Consent of third-party qualified person – WestLand Engineering & Environment Services, Inc.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1*	Mine Safety Disclosures
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

HYCROFT MINING HOLDING CORPORATION (Registrant)

Date: March 5, 2025	By:	/s/ Diane R. Garrett
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 5, 2025.

Name	Title

/s/ Diane R. Garrett	President and Chief Executive Officer (Principal Executive Officer) and Director
Diane R. Garrett

/s/ Stanton Rideout	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Stanton Rideout

/s/ Thomas S. Weng	Chairman
Thomas S. Weng

/s/ Sean Goodman	Director
Sean Goodman

/s/ Michael J. Harrison	Director
Michael James Harrison

/s/ David C. Naccarati	Director
David C. Naccarati

/s/ Stephen Lang	Director
Stephen Lang

/s/ Marni Wieshofer	Director
Marni Wieshofer