Form 10-Q
period 2025-03-31
HYCROFT MINING HOLDING CORP
filed 2025-05-13
CIK 1718405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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

As of May 13, 2025, there were 24,983,358 shares of the Company’s common stock and no shares of the Company’s preferred stock issued and outstanding.

HYCROFT MINING HOLDING CORPORATION
Quarterly Report on Form 10-Q

ITEM I. FINANCIAL STATEMENTS

HYCROFT MINING HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	March 31, 2025	December 31, 2024
	(unaudited)
Assets:
Cash and cash equivalents	$39,688	$49,560
Prepaids and deposits	1,952	2,863
Supplies inventories, net	1,302	1,354
Equity securities	739	454
Receivables, net	328	369
Current assets	44,009	54,600
Property, plant, and equipment and assets held-for-sale, net	56,976	57,286
Restricted cash	27,742	27,498
Prepaids	600	600
Equity securities	—	151
Total assets	$129,327	$140,135
Liabilities:
Asset retirement obligation	$179	$179
Accounts payable, accrued expenses, and other liabilities	2,515	5,561
Debt, net	28	54
Current liabilities	2,722	5,794
Debt, net	127,936	124,945
Deferred gain on sale of royalty	29,839	29,839
Asset retirement obligation	13,305	12,972
Other liabilities	31	—
Total liabilities	173,833	173,550
Commitments and contingencies
Stockholders’ deficit
Common stock, $0.0001 par value; 1,400,000,000 shares authorized; 24,983,358 issued and outstanding at March 31, 2025, and 24,875,587 issued and outstanding at December 31, 2024, respectively	21	21
Additional paid-in capital	753,298	752,630
Accumulated deficit	(797,825)	(786,066)
Total stockholders’ deficit	(44,506)	(33,415)
Total liabilities and stockholders’ deficit	$129,327	$140,135
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

HYCROFT MINING HOLDING CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Exploration and development costs	$2,999	$4,903
General and administrative costs	2,933	2,913
Mine site costs	2,469	2,584
Depreciation, amortization, and inventory adjustments	545	616
Asset retirement obligation adjustments and accretion expense	333	2,223
Gain on asset sales	(57)	(1,311)
Loss from operations	(9,222)	(11,928)
Non-operating expenses:
Interest income	713	1,298
Other income	137	—
Interest expense	(3,387)	(10,119)
Net loss	$(11,759)	$(20,749)

Loss per share:
Basic and diluted	$(0.47)	$(1.00)
Weighted average shares outstanding:
Basic and diluted	24,948,434	20,811,602
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

HYCROFT MINING HOLDING CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows used in operating activities:
Net loss	$(11,759)	$(20,749)
Adjustments to reconcile net loss for the period to net cash used in operating activities:
Non-cash interest expense, including accelerated amortization of original issue discount and issuance costs	2,998	9,615
Depreciation and amortization	534	616
Stock-based compensation	528	679
Asset retirement obligation adjustments and accretion expense	333	2,223
(Gain) loss on sale of equipment, net	(57)	132
Miscellaneous gain	(122)	(1,436)
Changes in operating assets and liabilities:
Receivables, net	41	1
Supplies inventories, net	41	113
Prepaids and deposits	911	(351)
Accounts payable, accrued expenses, and other liabilities	(3,143)	(2,576)
Net cash used in operating activities	(9,695)	(11,733)
Cash flows (used in) provided by investing activities:
Proceeds from sale of assets	57	270
Additions to property, plant, and equipment	(171)	(25)
Net cash (used in) provided by investing activities	(114)	245
Cash flows provided by (used in) financing activities:
Proceeds from issuance of common stock	258	1,160
Principal payments	(33)	(38,023)
Public offering issuance costs (exclusive of accrued amount of $76)	(43)	—
Net cash provided by (used in) financing activities	182	(36,863)
Net decrease in cash, cash equivalents, and restricted cash	(9,627)	(48,351)
Cash, cash equivalents, and restricted cash, beginning of period	77,057	132,550
Cash, cash equivalents, and restricted cash, end of period	$67,430	$84,199
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$39,688	$57,566
Restricted cash	27,742	26,633
Total cash, cash equivalents, and restricted cash	$67,430	$84,199
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

HYCROFT MINING HOLDING CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance at January 1, 2025	24,875,587	$21	$752,630	$(786,066)	$(33,415)
Issuance of common stock	108,072	—	139	—	139
Voluntary surrender of shares by shareholder	(301)	—	—	—	—
Stock-based compensation costs	—	—	529	—	529
Net loss	—	—	—	(11,759)	(11,759)
Balance at March 31, 2025	24,983,358	$21	$753,298	$(797,825)	$(44,506)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance at January 1, 2024	20,736,612	$21	$737,810	$(725,175)	$12,656
Issuance of common stock	517,688	—	1,160	—	1,160
Stock-based compensation costs	—	—	679	—	679
Vesting of restricted stock units	2,595	—	—	—	—
Net loss	—	—	—	(20,749)	(20,749)
Balance at March 31, 2024	21,256,895	$21	$739,649	$(745,924)	$(6,254)

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
The Company restarted pre-commercial scale open pit mining operations at the Hycroft Mine during the second quarter of 2019 and discontinued mining operations in November 2021 as a result of the then-current and expected ongoing cost pressures for many of the reagents and consumables used at the Hycroft Mine and to further determine the most effective processing method for the sulfide ore. In July 2024, the Company disposed of previously scrapped carbon, which contained gold and silver from processing in prior years. As the Company does not currently have cost of sales due to its cessation of mining operations, these proceeds were recognized as a reduction to Mine site costs. In March 2023, the Company, along with its third-party consultants, completed and filed the Hycroft Property Initial Assessment Technical Report Summary Humboldt and Pershing Counties, Nevada (“2023 Hycroft TRS”) that included a mineral resource estimate utilizing a pressure oxidation (“POX”) process for transitional and sulfide mineralization and heap leaching process for oxide mineralization. The Company is prioritizing exploration drilling and data analysis, subject to securing necessary funding, as well as advancing technical studies, conducting trade-off and alternative analyses to determine the optimal process flow sheet for processing sulfide ores and recovering gold and silver, and maintaining the Hycroft Mine.
On May 31, 2024, the Company replaced the ATM Program with a new $100.0 million at-the-market public offering program (the “New ATM Program”). Through the New ATM Program, the Company sold 108,072 shares of common stock, generating net proceeds of $0.2 million, during the three months ended March 31, 2025. As of March 31, 2025 and December 31, 2024, $97.5 million and $97.8 million, respectively, gross sales price of common stock remained available for issuance under the New ATM Program. The net proceeds from the New ATM Program have been and are expected to be used for general corporate purposes, which may include the repayment, refinancing, redemption, or repurchase of existing indebtedness, exploration, working capital, or capital expenditures and other investments. See Note 12 – Stockholders’ Equity for additional information.
2. Summary of Significant Accounting Policies
Going concern
The accompanying Unaudited Condensed Consolidated Financial Statements (“Financial Statements”) have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
Since ceasing mining operations in 2021 and completing gold and silver recovery in 2022, the Company has incurred significant operating losses. As the Company does not anticipate generating positive cash flow from operations in the near term, it remains dependent on unrestricted cash to meet its obligations over the next 12 months from the filing of these Financial Statements. The Company’s ability to continue as a going concern over the next 12 months from the filing of these Financial Statements depends on various cost-control measures, including the potential to defer expenditures, reduce exploration and development activities, or secure additional capital if necessary. There can be no assurance that the Company will be successful in its plans.
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
Basis of presentation
These Financial Statements of the Company have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual Financial Statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, these Financial Statements do not include all information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. These Financial Statements should be read in conjunction with the Company’s Audited Consolidated Financial Statements and the notes thereto as of and for the year ended

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
December 31, 2024 (the “2024 Audited Financial Statements”), filed as a part of the Company’s annual report on Form 10-K filed with the SEC on March 5, 2025. The Company continues to follow the accounting policies set forth in the 2024 Audited Financial Statements, with updates discussed below. In the opinion of management, the accompanying Financial Statements include all adjustments necessary for a fair presentation of the Company’s interim financial position, operating results, and cash flows for the periods presented.
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
Impairment of long-lived assets
The Company’s long-lived assets consist of property, plant, and equipment. We review and evaluate our long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Events that may trigger a test for recoverability include, but are not limited to, significant adverse changes to projected revenues, costs, or future operating plans or changes to federal and state regulations (with which we must comply) that may adversely impact our current or future operations. An impairment is determined to exist if the total projected future cash flows on an undiscounted basis are less than the carrying amount of a long-lived asset group. An impairment loss is measured and recorded based on the excess carrying value of the impaired long-lived asset group over fair value.
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
As of March 31, 2025, the Company completed its evaluation and determined no impairment was necessary.
Recent Accounting Pronouncements
Recently adopted accounting pronouncements
In March 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASC”) 2024-02, Codification Improvements—Amendments to Remove References to the Concepts Statements. The amendments are considered to be codification improvements only and, therefore, are not expected to significantly affect current accounting practice. The guidance is to clarify guidance, simplify wording or structure of guidance, and other minor improvements. This update became effective at the beginning of the Company’s 2024 fiscal year. The adoption of this standard did not have an impact on the Company’s Financial Statements and related disclosures.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
3. Prepaids and Deposits
The following table provides the components of Prepaids and deposits (in thousands):

	March 31, 2025	December 31, 2024
Prepaids and deposits, current:
Prepaids:
Insurance	$639	$1,215
Mining claims fees and permit fees	345	564
License fees	298	324
Property tax	285	—
Surety bond fees	80	553
Other	97	28
Deposits	208	179
Total	$1,952	$2,863

Prepaids, non-current:
Royalty – advance payment on Crofoot Royalty	$600	$600
4. Equity Securities
The following table provides the components of Equity securities (in thousands):

	March 31, 2025	December 31, 2024
Equity securities, current	$739	$454
Equity securities, non-current(1)	—	151
Total(2)	$739	$605
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
(2)The value of Equity securities was determined using the closing price on the last day of the period as quoted on the TSX Venture Exchange. See Note 8 – Fair Value Measurements for additional information.
During the three months ended March 31, 2025, the Company recorded an unrealized gain on equity securities of $0.1 million as compared to nil for the same period ended 2024.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
5. Property, Plant, and Equipment and Assets Held-For-Sale, Net
The following table provides the components of Property, plant, and equipment, net (in thousands):

	Depreciation Life or Method	March 31, 2025	December 31, 2024
Process equipment	5 - 15 years	$18,029	$18,030
Production leach pads	Units-of-production	$11,190	$11,190
Buildings and leasehold improvements	10 years	9,507	9,446
Test leach pads	18 months	6,241	6,241
Mine equipment	5 - 7 years	5,050	5,050
Vehicles	3 - 5 years	1,854	1,854
Furniture and office equipment	7 years	973	713
Mineral properties	Units-of-production	50	50
Construction in progress and other		35,199	35,287
		88,093	87,861
Less, accumulated depreciation and amortization		(36,815)	(36,273)
Total property, plant, and equipment, net		51,278	51,588

Assets held-for-sale		5,698	5,698
Total		$56,976	$57,286
During the three months ended March 31, 2025, depreciation expense related to Property, plant, and equipment, net was $0.5 million, as compared to $0.6 million for the same period ended 2024.
6. Restricted Cash
The following table provides the components of Restricted cash (in thousands):

	March 31, 2025	December 31, 2024
Surety bond cash collateral	$27,689	$27,445
Credit card cash collateral	53	53
Total	$27,742	$27,498
As of March 31, 2025 and December 31, 2024, the Company had $27.7 million and $27.5 million, respectively, in cash collateral for surface management surety bonds, totaling $58.7 million. Of this total, $58.3 million secured the financial assurance requirements for the Hycroft Mine. The remaining portion is related to the financial assurance requirements for the adjacent water supply well field and exploration. Events or circumstances that would necessitate the guarantor’s performance include a deteriorating financial condition or a breach of contract. Periodically, the Company may need to provide collateral to support these instruments. When the specified requirements are met, the party holding the related instrument cancels and/or returns it to the issuing entity. The Company is confident that it currently complies with all relevant bonding obligations.
During the three months ended March 31, 2025 and 2024, the Company earned $0.2 million and $0.3 million, respectively, of Interest income on a portion of its cash collateral. Interest received on cash collateral balances is restricted as to its use and is included as an increase to Restricted cash with a corresponding recognition of Interest income when earned.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
7. Accounts Payable, Accrued Expenses, and Other Liabilities
The following table summarizes the components of Accounts payable, accrued expenses, and other liabilities (in thousands):

	March 31, 2025	December 31, 2024
Accounts payable and accrued expenses	$1,633	$2,389
Other liabilities, current:
Accrued compensation and benefits	811	3,116
Accrued directors fees	38	41
Operating lease liability	32	9
Warrant liabilities	1	6
Total	$2,515	$5,561

Other liabilities, non-current:
Operating lease liability	$31	$—
8. Fair Value Measurements
Recurring fair value measurements
The following table sets forth by level within the fair value hierarchy, the Company’s assets and liabilities measured at fair value on a recurring basis (in thousands):

	Hierarchy Level	March 31, 2025	December 31, 2024
Equity securities, current	1	$739	$454
Equity securities, non-current	1	—	151
Total(1)		$739	$605

5-Year Private Warrants(2)	2	$1	$6
(1)    The value of equity securities was determined using the closing price of the publicly traded Canadian gold mining company on the last day of the period as quoted on the TSX Venture Exchange. See Note 4 – Equity Securities for additional information.
(2)     The value of 5-Year Private Warrants was determined using the closing price of the 5-Year Public Warrants on the last day of the period as quoted on the NASDAQ Exchange. See Note 11 – Warrant Liabilities for additional information on the fair value of the Company’s liability classified warrants.
Items disclosed at fair value
The Sprott Credit Agreement and the Subordinated Notes are privately held, and, as such, there is no public market or trading information available for such debt instruments. As of March 31, 2025 and December 31, 2024, the estimated fair value of the Company’s debt instruments was $112.7 million and $108.0 million, respectively, compared to the carrying value of $128.0 million and $125.0 million, respectively. The estimated fair value of the principal of the Company’s debt instruments, including capitalized interest, was determined using a market approach in which pricing information for publicly traded, non-convertible debt instruments with speculative ratings was analyzed to derive a mean trading multiple to apply to the March 31, 2025 and December 31, 2024 balances.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
9. Debt, Net
The following table summarizes the components of Debt, net (in thousands):

	March 31, 2025	December 31, 2024
Debt, net, current:
Notes payable	$28	$54

Debt, net, non-current:
Sprott Credit Agreement, net of original issue discount of $1,754 as of March 31, 2025, and $1,913 as of December 31, 2024, net of amortization	$13,246	$13,087
Subordinated Notes	114,995	112,190
Notes payable	15	22
Less, debt issuance costs	(320)	(354)
Total	$127,936	$124,945
The following table summarizes the Company’s contractual payments of Debt, net, including current maturities, for the five years subsequent to March 31, 2025 (in thousands):

April 1, 2025 through December 31, 2025	$21
2026	22
2027	129,995
2028	—
2029	—
Sub-total	130,038
Less, original issue discount, net of accumulated amortization of $18,577	(1,754)
Less, debt issuance costs, net of accumulated amortization of $4,567	(320)
Total debt, net	$127,964
Interest expense
The following table summarizes the components of recorded Interest expense (in thousands):

	Three Months Ended March 31,
	2025	2024
Sprott Credit Agreement(1)	$394	$502
Subordinated Notes(2)	2,806	2,541
Amortization of original issue discount(3)	159	158
Amortization of debt issuance costs(3)	34	46
Other interest expense	(6)	1
Accelerated amortization of original issue discount and issuance costs	—	6,871
Total	$3,387	$10,119

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
(1)The Sprott Credit Agreement bears interest monthly at a floating rate of SOFR plus 0.26% adjustment plus 6.00%, and the current effective interest rate is 18.08%, including amortization.
(2)The Subordinated Notes bear interest at 10.00% per annum (non-cash), payable in-kind on a quarterly basis.
(3)The effective interest rate for the amortization of the discount and issuance costs, as of March 31, 2025, was 2.42%.
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
As of March 31, 2025, the Company was in compliance with all financial covenants under its debt agreements.
10. Asset Retirement Obligation
The following table summarizes changes in the Company’s Asset retirement obligation (“ARO”) (in thousands):

	March 31, 2025	December 31, 2024
Balance, beginning of period	$13,151	$7,973
Accretion	333	1,253
Spending	—	(1,938)
Change in estimates	—	5,863
Balance, end of period	$13,484	$13,151

Current	$179	$179
Non-current	$13,305	$12,972
During the three months ended March 31, 2025 and 2024, the Company recognized an Asset retirement obligation adjustment in accordance with the change in estimate of nil and $2.0 million, respectively.
The Company does not have mineral reserves, and accordingly, all related costs are expensed until mineral reserves are established.
11. Warrant Liabilities
5-Year Private Warrants
The Company’s outstanding warrant liabilities include 5-Year Private Warrants. The 5-Year Private Warrants cannot be redeemed and can be exercised on a cashless basis if the 5-Year Private Warrants are held by the initial purchasers or their permitted transferees. If the 5-Year Private Warrants are transferred to someone other than the initial purchasers or their permitted transferees, such warrants become redeemable by the Company under substantially the same terms as the 5-Year Public Warrants. Since the original issue of private warrants, 9,569,400 5-Year Private Warrants have been transferred to someone other than the initial purchasers or their permitted transferees, and they are now treated as 5-Year Public Warrants. For the three months ended March 31, 2025 and 2024, there were no transfers from 5-Year Private Warrants to 5-Year Public Warrants.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
The following tables summarize the Company’s 5-Year Private Warrants(1) (in thousands, except warrant amounts):

Balance at		Fair Value		Transfers to		Balance at
December 31, 2024		Adjustments(1)		5-Year Public Warrants		March 31, 2025
Warrants	Amount	Warrants	Amount	Warrants	Amount	Warrants	Amount
670,600	$6	—	$(5)	—	$—	670,600	$1

Balance at		Fair Value		Transfers to		Balance at
December 31, 2023		Adjustments(1)		5-Year Public Warrants		March 31, 2024
Warrants	Amount	Warrants	Amount	Warrants	Amount	Warrants	Amount
865,422	$26	—	$(5)	—	$—	865,422	$21
(1)Liability classified warrants are subject to fair value remeasurement at each balance sheet date in accordance with ASC Topic 815-40, Contracts on Entity’s Own Equity. As a result, fair value adjustments related exclusively to the Company’s liability classified warrants. See Note 8 – Fair Value Measurements for additional information on the fair value of the Company’s liability classified warrants.
The following table summarizes additional information on the Company’s 5-Year Private Warrants as of March 31, 2025:

Exercise Price	Exercise Period	Expiration Date	Warrants Outstanding
$11.50	5 years	May 29, 2025	670,600
12. Stockholders’ Equity
At-the-market offering
•During the three months ended March 31, 2025, the Company sold 108,072 shares of common stock for net proceeds of $0.2 million.
•As of March 31, 2025 and December 31, 2024, $97.5 million and $97.8 million, gross sales price of common stock was available for issuance under the New ATM Program, respectively.
Equity Classified Warrants
The following tables summarize the Company’s outstanding equity classified warrants included in Additional paid-in capital:

	Balance at December 31, 2024		Transfers from 5-Year Private Warrants		Balance at March 31, 2025

	Warrants	Amount	Warrants	Amount	Warrants	Amount
5-Year Public Warrants	33,619,298	$29,554	—	$—	33,619,298	$29,554
Public Offering Warrants	9,583,334	12,938	—	—	9,583,334	12,938
Private Placement Offering Warrants	46,816,480	25,604	—	—	46,816,480	25,604
Total	90,019,112	$68,096	—	$—	90,019,112	$68,096

	Balance at December 31, 2023		Transfers from 5-Year Private Warrants		Balance at March 31, 2024
	Warrants	Amount	Warrants	Amount	Warrants	Amount
5-Year Public Warrants	33,424,476	$29,539	—	$—	33,424,476	$29,539
Public Offering Warrants	9,583,334	12,938	—	—	9,583,334	12,938
Private Placement Offering Warrants	46,816,480	25,604	—	—	46,816,480	25,604
Total	89,824,290	$68,081	—	$—	89,824,290	$68,081

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
The following table summarizes additional information on the Company’s outstanding warrants as of March 31, 2025:

	Exercise price	Exercise period	Expiration date	Warrants outstanding
5-Year Public Warrants	$11.50	5 years	May 29, 2025	33,619,298
Public Offering Warrants	$10.50	5 years	October 6, 2025	9,583,334
Private Placement Offering Warrants	$1.068	5 years	March 15, 2027	46,816,480
13. Stock-Based Compensation
HYMC 2020 Performance and Incentive Pay Plan (“PIPP”)
As of March 31, 2025, all awards granted under the PIPP were in the form of restricted stock units (“RSUs”) to employees and directors of the Company. As of March 31, 2025, there were 966,926 shares available for issuance under the PIPP.
The following table summarizes the Company’s unvested and outstanding share awards under the PIPP:

	Three Months Ended March 31,
	2025	2024
Unvested at beginning of year	678,071	607,099
Granted	—	—
Canceled/forfeited	—	—
Vested	—	(9,433)
Unvested end of period	678,071	597,666
14. Income Taxes
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
The Company incurred nil net income tax expense or benefit for the three months ended March 31, 2025 and 2024. The effective tax rate for the both the three months ended March 31, 2025 and 2024 was nil. The effective tax rate differed from the statutory rate during each period primarily due to changes in the valuation allowance established to offset net deferred tax assets.
15. Loss Per Share
The table below summarizes the Company’s basic and diluted loss per share calculations (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2025	2024
Net loss	$(11,759)	$(20,749)

Weighted average shares outstanding
Basic and diluted	24,948,434	20,811,602

Loss per common share, basic and diluted	$(0.47)	$(1.00)
Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
Due to the Company’s net loss during the three months ended March 31, 2025 and 2024, there was no dilutive effect of common stock equivalents because the effects of such would have been anti-dilutive. The following table summarizes the shares excluded from the weighted average number of shares of common stock outstanding, as the impact would be anti-dilutive (in thousands):

	March 31,
	2025	2024
Shares upon exercise of warrants	9,069	9,069
Restricted stock units	678	598
Total	9,747	9,667
16. Segment Information
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
The tables below summarize the Company’s segment information (in thousands):

	Three Months Ended March 31, 2025
	Hycroft Mine	Corporate and Other	Total
Operating costs	$5,410	$2,934	$8,344
Depreciation, amortization, and inventory adjustments	545	—	545
Asset retirement obligation adjustments and accretion expense	333	—	333
Loss from operations	(6,288)	(2,934)	(9,222)
Interest income	243	470	713
Other income	—	137	137
Interest expense	(9)	(3,378)	(3,387)
Net loss	$(6,054)	$(5,705)	$(11,759)

	Three Months Ended March 31, 2024
	Hycroft Mine	Corporate and Other	Total
Operating costs	$6,176	$2,913	$9,089
Depreciation, amortization, and inventory adjustments	616	—	616
Asset retirement obligation adjustments and accretion expense	2,223	—	2,223
Loss from operations	(9,015)	(2,913)	(11,928)
Interest income	455	843	1,298
Interest expense	(1)	(10,118)	(10,119)
Net loss	$(8,561)	$(12,188)	$(20,749)

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
17. Supplemental Cash Flow Information
The following table provides supplemental cash flow information (in thousands):

	Three Months Ended March 31,
	2025	2024
Increase in debt from in-kind interest	$2,806	$2,541
Accelerated amortization of original issue discount and issuance costs	$—	$6,871
Cash interest paid	$394	$502
18. Commitments and Contingencies
Legal proceedings
The Company has been named as a defendant in four pro se individual and/or putative class/derivative actions in the Delaware Chancery Court that assert claims for, inter alia, breach of contract, declaratory judgment, equitable fraud and fiduciary breaches (against two company officers) arising from or relating to Warrants and/or shares purportedly held by the plaintiffs. In various forms, they allege that the Company or its predecessor entities breached the Warrant Agreement, dated October 22, 2015, and/or related Amendment Agreement, dated February 26, 2020. Among other things, the plaintiffs allege, by or on behalf of Warrant holders, that the Company or its predecessor(s) breached these agreements by failing to make proper “Mechanical Adjustments” to the Warrants upon the occurrence of certain business transactions and events, including the Recapitalization Transaction. On July 9, 2024, the Delaware Court issued a letter opinion addressing the Company’s motion to disqualify the plaintiffs from bringing pro se class/derivative actions. Pursuant to that order, one of the four lawsuits (an individual action) has been discontinued. Also, the Delaware Court held that two of the plaintiffs are inadequate class representatives (and cannot pursue pro se derivative claims), but they can proceed with their individual claims if they so choose. The third plaintiff has retained counsel and is pursuing his class action. All parties are currently awaiting further direction from the Delaware Court before moving to the next phase of motions, which will seek to dismiss the remaining actions.
The Company expenses legal fees and other costs associated with legal proceedings as incurred. The Company assessed, in conjunction with its legal counsel, the need to record a liability related to the Complaint and determined that a loss was not probable nor reasonably estimable. Litigation accruals are recorded when, and if, it is determined that a loss related matter is both probable and reasonably estimable. Material loss contingencies that are reasonably possible of occurrence, if any, are subject to disclosure. No losses have been recorded during the three months ended March 31, 2025 and 2024, with respect to litigation or loss contingencies.
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
Financial commitments and contingencies not recorded in the Financial Statements
As of March 31, 2025 and December 31, 2024, the Company’s off-balance sheet arrangements consisted of a net smelter royalty arrangement and a net profit royalty arrangement.
Crofoot Royalty
A portion of the Hycroft Mine is subject to a payment of 4% net profit royalty to the previous owner of certain patented and unpatented mining claims (“Crofoot Royalty”). The mining lease also requires an annual advance payment of $0.1 million every year mining occurs on the leased claims. All advance annual payments are credited against the future payments due under the 4% net profit royalty. An additional payment of $0.1 million is required for each year the total tons mined on the leased claims exceeds 5.0 million tons. As the Company ceased mining operations in November 2021, the Company was not required to pay the annual advance payment of $0.1 million in 2025 or 2024. The total payments due under the mining lease are capped

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
at $7.6 million, and as of both March 31, 2025 and December 31, 2024, the Company has paid $3.3 million, including $0.6 million of advanced annual payments. See Note 3 – Prepaids and Deposits for additional information.
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
At March 31, 2025 and December 31, 2024, the estimated net present value of the Sprott Royalty Agreement was $146.7 million. The net present value of the Sprott Royalty Agreement was modeled using the following level 3 inputs: (i) market consensus inputs for future gold and silver prices; (ii) a precious metals industry consensus discount rate of 5.0%; and (iii) estimates of the Hycroft Mine’s life-of-mine gold and silver production volumes and timing.
19. Related Party Transactions
As of March 31, 2025, American Multi-Cinema, Inc. (“AMC”) was classified as a related party because a representative from AMC serves on the Company’s Board of Directors. During the three months ended March 31, 2025, the Company paid $0.0 million in director fees for AMC’s board representative. As of March 31, 2025, AMC, through its director representative, was entitled to receive shares of common stock of 12,393, upon the future vesting of RSUs.
As of March 31, 2024, Ausenco Engineering South USA, Inc. (“Ausenco”) and AMC were considered related parties. The Company’s President and Chief Executive Officer served in a non-executive director position on the board of Ausenco’s parent company from November 3, 2020 to January 29, 2025. During the three months ended March 31, 2024, the Company paid an aggregate of $0.3 million to Ausenco to prepare the 2023 Hycroft TRS and AMC for director fees. As of March 31, 2024, AMC, through its director representative, was entitled to receive shares of common stock of 12,721, upon the future vesting of RSUs.
20. Subsequent Events
Subsequent to March 31, 2025, one of the Company’s surety bond providers requested additional cash collateral to support this surety bond. The Company increased cash collateral by $2.0 million in April 2025 and it is continuing to work with the surety provider as it evaluates a number of alternatives to manage its cash collateral requirements. Depending on the outcome of these alternatives, the Company may need to provide up to an additional $4.0 million of cash collateral.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion, which has been prepared based on information available to us as of May 13, 2025, provides information we believe is relevant to an assessment and understanding of our consolidated operating results and financial condition. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements for the three months ended March 31, 2025 (the “Financial Statements”) and the notes thereto (the “Notes”) included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2025, as well as our other reports filed with the Securities and Exchange Commission (“SEC”) from time to time, including, but not limited to, our Annual Report on Form 10-K for the year ended December 31, 2024. Terms not defined herein have the same meaning defined in the Financial Statements and the Notes.
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
We reported no lost time incidents during the three months ended March 31, 2025 and continue to operate in excess of 1.2 million man-hours without a lost time incident. The Hycroft Mine’s total recordable injury frequency rate (“TRIFR”) for the trailing 12 months, which includes other reportable incidents, is one of the metrics we use to assess safety performance, and it is well below industry averages and significantly below pre-2021 historical levels experienced at the Hycroft Mine. During the three months ended March 31, 2025, we continued our critical focus on safety, including allocating additional personnel, resources, workforce time, and communications to mine safety. These actions contributed to maintaining a TRIFR of 0.00 at both March 31, 2025 and December 31, 2024. We will continue to evolve our safety efforts as needed to keep our workforce, contractors, and visitors safe.
Executive Summary
During the first quarter of 2025, the Company continued to analyze results from the 2024 exploration drill program “2024 Drill Program”) and completed portions of the metallurgical and variability test work. The ongoing metallurgical and variability test work continues to follow up on the March 2023 Hycroft Property Initial Assessment Technical Report Summary Humboldt and Pershing Counties, Nevada (“2023 Hycroft TRS”), which was completed utilizing a conventional crushing, grinding, and flotation circuit that generates a concentrate to be fed to a pressure oxidation autoclave facility commonly used for refractory gold ores. The Company is also focused on strengthening its balance sheet primarily by reducing debt and funding the future development of the Hycroft Mine by raising cash through sales of non-core assets and equity and it will continue to explore other strategic initiatives to enhance stockholder value. On May 31, 2024, the Company replaced the ATM Program with a new $100.0 million at-the-market public offering program (the “New ATM Program”). Through these programs, the Company generated gross proceeds of $12.6 million, before commissions and offering expenses, during the year ended December 31, 2024. On January 5, 2024, the Company voluntarily pre-paid $38.0 million of the first lien loan, comprised of $34.7 million principal and $3.3 million for the remaining additional interest (as defined in the Sprott Credit Agreement - See Note 9 – Debt, Net to the Notes to the Financial Statements for additional information).
Recent Developments
Exploration drilling
During the three months ended March 31, 2025, work continued on the detailed analysis of the data from the 2024 Drill Program. The key focus of the 2024 Drill Program was to define and grow the high-grade trends and to better understand the structural complexities and controls to (or “of”) mineralization. Additionally, the Company completed a significant field program of mapping and geophysics. Throughout the first quarter of 2025, the Company continued to focus on building a robust model portfolio to combine lithology, alteration, and structure with field observations and geophysical data. The key learnings throughout the first quarter of 2025 are that the high-grade trends are influenced by structure and secondarily controlled by lithology and alteration. This work has also led to understanding high potential targets; one to the east of the current resource (now referred to as Manganese), and one to the north in the Bay area. Brimstone, Manganese and Wildrose (located east of Brimstone and Manganese) represent high-priority targets with promising grades that warrant additional drilling in our next exploration program.
Metallurgical and variability test work
During the three months ended March 31, 2025, the Company advanced with metallurgical work and engineering work necessary for designing a sulfide milling operation. The Company has been testing composite samples from around the ore body that represent the various material characteristics in the sulfide ore. Crushing, grinding, and flotation work has identified significant improvements in gold and silver flotation recoveries compared to the current technical report, which increase the economic benefits to the project. The Company’s test work for identifying the optimal inputs and operating parameters for roasting, pressure oxidation, leaching, sulfuric acid generation, and power co-generation work progressed during the year ended December 31, 2024, and is continuing into 2025. Process plant flow sheets, equipment selection, plant layout, water management, and other designs continued to be developed. Once the Company completes the metallurgical testing, it will conduct trade-off studies using the test results to assess whether roasting technology could offer superior economics compared to POX technology for the Hycroft Mine.
2025 Outlook
The Company’s current plan is to operate safely and environmentally responsibly while advancing exploration, targeting high-grade opportunities, and completing technical studies and data analyses. Subject to sufficient funding, key 2025 plans include assessing the potential for a high-grade underground mining scenario, executing a follow-up exploration program to expand high-grade silver mineralization, finalizing engineering and trade-off studies, and reviewing district exploration targets to unlock broader mineral resource potential.
The next exploration program, once funded, contemplates drilling nine to ten core holes totaling approximately 490 meters with a budget of approximately $4.0 million. The program is designed to test the lateral and at-depth extensions of the new high-grade silver trends at Brimstone and Vortex and continue follow-up exploration in the new targets Manganese and Bay. These new systems remain open in all directions and at depth, having the potential to expand and be developed by either underground or open pit mining. Geophysical surveys and structural geology reviews have identified high-priority anomalies expanding our target area to the east of the mine, which spans a two-kilometer by one-kilometer area within the current plan of operation. The Company is refining drill targets for these areas.
Trade-off studies and alternative analyses will continue in 2025, evaluating grinding methods, flotation cell configurations, and sulfide conversion processes such as pressure oxidation and roasting to optimize recoveries and explore additional by-product revenue streams. These efforts will support the development of optimal process flow sheets, with an updated technical report anticipated in the second half of 2025. The Company remains committed to maintaining the Hycroft Mine and strengthening its balance sheet to support these initiatives.

Results of Operations
Operating expenses

	Three Months Ended March 31,
	2025	2024
Exploration and development costs	2,999	4,903
General and administrative costs	2,933	2,913
Mine site costs	2,469	2,584
Depreciation, amortization, and inventory adjustments	545	616
Asset retirement obligation adjustments and accretion expense	333	2,223
Gain on asset sales	(57)	(1,311)
Total	$(9,222)	$(11,928)
Exploration and development costs
Exploration and development costs decreased $1.9 million during the three months ended March 31, 2025, as compared to the same period of 2024, primarily as a result of reduced exploration drilling driven by cash conservation measures.
General and administrative costs
General and administrative costs remained flat during the three months ended March 31, 2025, as compared to the same period of 2024, primarily as activities remained consistent year-over-year
Mine site costs
Mine site costs decreased $0.1 million during the three months ended March 31, 2025, as compared to the same period of 2024, primarily attributed to continued reduced year-over-year activities at the mine site.
Depreciation, amortization, and inventory adjustments
Depreciation, amortization, and inventory adjustments expense decreased $0.1 million during three months ended March 31, 2025, as compared to the same period of 2024, primarily due to certain assets becoming full depreciated.
Asset retirement obligation adjustments and accretion expense
Asset retirement obligation adjustments and accretion expense decreased $1.9 million during the three months ended March 31, 2025, as compared to the same period of 2024, as there was no change in estimate in the three months ended March 31, 2025, as compared to a $2.0 million adjustment for change in estimate in the three months ended March 31, 2024. See Note 10 – Asset Retirement Obligation to the Notes to the Financial Statements for additional information.
Gain on asset sales
Gain on asset sales decreased $1.3 million during the three months ended March 31, 2025, as compared to the same period of 2024, due to reduced asset sales in the current period.
Non-operating income

	Three Months Ended March 31,
	2025	2024
Interest income	713	1,298
Other income	137	—
Interest expense	(3,387)	(10,119)
Total	$(2,537)	$(8,821)
Interest income
Interest income decreased $0.6 million during three months ended March 31, 2025, as compared to the same period of 2024, primarily due to a decrease in investment interest of $0.5 million, due to a reduction in invested cash.

Other income
Other income increased $0.1 million during three months ended March 31, 2025, as compared to the same period of 2024, primarily due to a $0.1 million unrealized gain on securities.
Interest expense
Interest expense decreased $6.7 million during the three months ended March 31, 2025, as compared to the same period of 2024, primarily due to $6.9 million of accelerated amortization of original issue discount and issuance costs related to the voluntary first lien debt prepayments in the prior year. See Note 9 – Debt, Net to the Notes to the Financial Statements for additional information.
Liquidity and Capital Resources
General
The Company’s unrestricted cash position at March 31, 2025, was $39.7 million, as compared with $49.6 million at December 31, 2024. For the three months ended March 31, 2025, the Company raised cash through the New ATM Program as follows, and as discussed in Note 12 – Stockholders’ Equity in the Notes to the Financial Statements:
•During the three months ended March 31, 2025, the Company sold 108,072 shares of common stock for net proceeds of $0.2 million.
•As of March 31, 2025, $97.5 million gross sales price of common stock was available for issuance under the New ATM Program.
As the Company ceased mining activities in 2021 and completed recovering gold and silver ounces previously placed on the leach pad in 2022, the Company does not expect to generate net positive cash from operations for the foreseeable future. Accordingly, the Company will be dependent on its unrestricted cash and other sources of cash to repay debt and fund the business. Historically, the Company has been dependent on various forms of debt and equity financing to fund its business. While the Company has been successful in the past in raising funds through equity and debt financings, and restructuring its debt, no assurance can be given that additional financing will be available to it in amounts sufficient to meet the Company’s needs or on terms acceptable to the Company. If funds are unavailable, the Company may be required to materially change its business plan.
The Company’s future liquidity and capital resources management strategy entails a disciplined approach to monitor the timing and extent of any drilling, metallurgical and mineralogical studies while attempting to remain in a position that allows the Company to respond to changes in the business environment, such as a decrease in metal prices or lower than forecasted future cash flows, and changes in other factors beyond the Company’s control. The Company has undertaken efforts aimed at managing its liquidity and preserving its capital resources by, among other things: (i) monitoring metal prices and the impacts (near-term and future) they have on the business; (ii) ceasing open pit mining operations to reduce net cash outflows; (iii) reducing the size of the workforce to reflect the cessation of mining operations; (iv) controlling working capital and managing discretionary spending; (v) reviewing contractor usage and rental agreements for more economical options, including termination of certain agreements in accordance with their terms; (vi) managing restricted cash balances that collateralize bonds, as available; (vii) planning the timing and amounts of capital expenditures and costs for drilling, metallurgical and technical studies costs at the Hycroft Mine; and (viii) deferring such items that are not expected to benefit our near term operating plans. The Company has undertaken and continues to undertake additional efforts, including: (i) monetizing non-core equipment and excess supplies inventories; (ii) selling uninstalled mills that are not expected to be needed for a future milling operation; and (iii) working with existing debt holders to adjust debt service requirements.
In addition, the Company will continue to evaluate alternatives to raise additional capital necessary to fund the future development of the Hycroft Mine and will continue to explore other strategic initiatives to enhance stockholder value. The Company may not be successful with its efforts to raise additional capital or restructure its debt, which may result in a default of the first lien loan that could trigger a cross-acceleration default of the subordinated debt.
Cash and liquidity
The Company has placed substantially all its cash in operating and investment accounts with well-capitalized financial institutions, thereby ensuring balances remain readily available. The Company uses AAAm rated U.S. Government Money Market Funds for its cash investments.

The following table summarizes projected sources of future liquidity, as recorded within the Financial Statements (in thousands):

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$39,688	$49,560
Assets held-for-sale	5,968	5,698
Equity securities	739	454
Interest receivable	233	274
Income tax receivable	95	95
Total projected sources of future liquidity	$46,723	$56,081
Three months ended March 31, 2025 compared to three months ended March 31, 2024
The following table summarizes sources and uses of cash for the following periods (in thousands):

	Three Months Ended March 31,
	2025	2024
Net loss	$(11,759)	$(20,749)
Net non-cash adjustments	4,214	11,829
Net change in operating assets and liabilities	(2,150)	(2,813)
Net cash used in operating activities	(9,695)	(11,733)
Net cash (used in) provided by investing activities	(114)	245
Net cash provided by (used in) financing activities	182	(36,863)
Net decrease in cash	(9,627)	(48,351)
Cash, cash equivalents, and restricted cash, beginning of period	77,057	132,550
Cash, cash equivalents, and restricted cash, end of period	$67,430	$84,199

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$39,688	$57,566
Restricted cash	27,742	26,633
Cash, cash equivalents, and restricted cash, end of period	$67,430	$84,199
Cash used in operating activities
During the three months ended March 31, 2025, the Company used $9.7 million of cash in operating activities primarily attributable to a net loss of $11.8 million, the cash impact of which was $7.5 million. There was a $2.2 million deficit to working capital, including cash used for Accounts payable, accrued expenses, and other liabilities of $3.1 million. The largest non-cash items included in Net loss for the three months ended March 31, 2025 was Non-cash interest expense, including accelerated amortization of original issue discount and issuance costs of $3.0 million.
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
Cash (used in) provided by investing activities
For the three months ended March 31, 2025, investing activities used cash of $0.1 million, comprised of Property, plant, and equipment of $0.2 million, partially offset by Proceeds from sale of assets of $0.1 million.
During the three months ended March 31, 2024, investing activities generated cash of $0.2 million, comprised of Proceeds from sale of equipment of $0.3 million, partly offset by Additions to property, plant, and equipment of $0.1 million.

Cash provided by (used in) financing activities
For the three months ended March 31, 2025, financing activities provided net cash of $0.2 million that was primarily related to Proceeds from issuance of common stock of $0.3 million, partially offset by Principal payments and Public offering issuance costs of $0.1 million.
During the three months ended March 31, 2024, financing activities used cash of $36.9 million that was primarily related to principal payments on debt and notes payable, including the $38.0 million voluntary prepayment of the first lien debt..
Future capital and cash requirements
The following table provides the Company’s gross contractual cash obligations as of March 31, 2025, which are grouped in the same manner as they are classified in the Unaudited Condensed Consolidated Statement of Cash Flows in order to provide a better understanding of the nature of the obligations and to provide a basis for comparison to historical information. The Company believes that the following provides the most meaningful presentation of near-term obligations expected to be satisfied using current and available sources of liquidity (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating activities:
Sprott Royalty Agreement(1)	$241,199	$—	$—	$—	$241,199
Remediation and reclamation expenditures(2)	110,963	179	9,944	—	100,840
Interest payments(3)	3,822	1,764	2,058	—	—
Crofoot Royalty(4)	4,344	—	—	—	4,344
Financing activities:
Repayments of debt principal(5)	164,781	28	164,753	—	—
Total	$525,109	$1,971	$176,755	$—	$346,383
(1)The Company is required to pay a perpetual royalty equal to 1.5% of the net smelter returns from the Hycroft Mine (“Sprott Royalty Agreement”), payable monthly, which also includes an additional amount for withholding taxes payable by the royalty holder. Amounts presented above incorporate mineral resource estimates as reported in the 2023 Hycroft TRS.
(2)Mining operations are subject to extensive environmental regulations in the jurisdictions in which they are conducted, and we are required, upon cessation of operations, to reclaim and remediate the lands that our operations have disturbed. The estimated undiscounted inflated cash outflows of these remediation and reclamation obligations are reflected here. In the above presentation, no offset has been applied for the $58.7 million of our reclamation bonds or for the $27.7 million of cash collateral for those bonds included in Restricted Cash. In April 2025, the Company increased cash collateral by $2.0 million and it is continuing to work with its surety provider as it evaluates a number of alternatives to manage its cash collateral requirements. Depending on the outcome of these alternatives, the Company may need to provide up to an additional $4.0 million of cash collateral.
(3)Interest payments consist of monthly payments under the Amended and Restated Credit Agreement (“Sprott Credit Agreement”) (as amended by the March 30, 2022, amended agreement (the “Second A&R Agreement”) at the minimum interest rate of 7.5%, monthly interest payments for other debt, and paid in kind interest associated with the subordinated debt paid at maturity.
(4)The Company is required to pay a 4.0% net profit royalty (Crofoot Royalty), including advance royalty payments of $0.1 million in any year where mining occurs on the Crofoot claims and an additional $0.1 million if tons mined from the Crofoot claim blocks exceed 5.0 million tons. Amounts shown represent the current estimates of cash payment timing using consensus pricing for gold and silver. See Note 18 – Commitments and Contingencies in the Notes to the Financial Statements for additional information.
(5)Repayments of principal on debt consist of amounts due under the Sprott Credit Agreement (as amended by the Second A&R Agreement), the amendment to the 10% Senior Secured Notes and Note Exchange Agreement (“Subordinated Notes”), and notes payable for equipment purchases. The repayment of the Subordinated Notes principal includes interest that is paid in-kind, which adds to the outstanding debt principal. See Note 9 – Debt, Net in the Notes to the Financial Statements for additional information.
Debt covenants
The Company’s debt agreements contain representations and warranties, events of default, restrictions and limitations, reporting requirements, and covenants that are customary for agreements of these types.
The Sprott Credit Agreement (as amended by the Second A&R Agreement and the Second Amendment to the Second A&R Agreement) contains covenants that, among other things, restrict or limit the ability of the Company to enter into encumbrances (other than Permitted Encumbrances), incur indebtedness (other than Permitted Indebtedness), dispose of its assets (other than Permitted Disposals), pay dividends, and purchase or redeem shares, as such terms are defined in the Sprott

Credit Agreement (as amended by the Second A&R Agreement and the Second Amendment to the Second A&R Agreement). The Sprott Credit Agreement (as amended by the Second A&R Agreement and the Second Amendment to the Second A&R Agreement) requires the Company to ensure that, at all times, both its Working Capital and Unrestricted Cash are at least $15.0 million, as such terms are defined in the Sprott Credit Agreement (as amended by the Second A&R Agreement and the Second Amendment to the Second A&R Agreement), and that at least every six months the Company demonstrates its ability to repay and meet all present and future obligations as they become due with a financial model that uses consensus gold prices discounted by 5.0%. The Subordinated Notes include customary events of default, including those relating to a failure to pay principal or interest, a breach of a covenant, representation or warranty, a cross-default to other indebtedness, and non-compliance with security documents. As of March 31, 2025, the Company was in compliance with all covenants under its debt agreements.
On March 9, 2023, the Company entered into a letter agreement (the “Waiver and Amendment”) by and between the Company, Sprott Private Resource Lending II (Collector), LP (the “Lender”), and Sprott Private Resource Lending II (Co) Inc. (“SPRL II” and together with the Lender, the “Sprott Parties”). Pursuant to the terms of the Sprott Credit Agreement, the Company agreed that while any indebtedness is outstanding under the Sprott Credit Agreement or while the credit facility under the Sprott Credit Agreement remains available to the Company, the Company and guarantors under the Sprott Credit Agreement would not undertake certain corporate actions without the Lender’s prior written consent.
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
Off-balance sheet arrangements
As of March 31, 2025, the Company’s off-balance sheet arrangements consisted of a net profit royalty arrangement and a net smelter royalty arrangement. See Note 18 – Commitments and Contingencies in the Notes to the Financial Statements for additional information.
Critical Accounting Estimates
This Management’s Discussion and Analysis is based on the Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of these statements requires the Company to make assumptions, estimates, and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. For information on the most critical accounting estimates used to prepare the Financial Statements, see the Critical Accounting Estimates section included in Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
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
Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Any forward-looking statements that we make in this Quarterly Report on Form 10-Q speak only as of the date of those statements, and we undertake no obligation to update those statements or to publicly announce the results of any revisions to any of those statements to reflect future events or developments. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance unless expressed as such, and should only be viewed as historical data.
See Risk Factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2024, as the same may be updated from time to time, as well as other SEC filings, for more information about these and other risks.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As the Company qualifies as a smaller reporting company under Item 10(f) of Regulation S-K, quantitative and qualitative disclosures about market risk are not required, and such are omitted from this filing.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published Financial Statements. Internal control over financial reporting is promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effectuated by our Board of Directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Financial Statements for external purposes in accordance with GAAP. Internal control over financial reporting, no matter how well designed, has inherent limitations and may not prevent or detect misstatements. Therefore, even effective internal control over financial reporting can only provide reasonable assurance with respect to the financial statement preparation and presentation.
The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2025, as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2025, to provide such reasonable assurance that information required to be disclosed by us, including our consolidated subsidiaries, in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure and is recorded, processed, summarized, and reported within the time periods specified in SEC’s rules and forms.
Our management, including our Chief Executive Officer and Chief Financial Officer, believes that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must consider the benefits of controls relative to their costs. Inherent limitations within a control system include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by unauthorized override of the control. While the design of any system of controls is to provide reasonable assurance of the effectiveness of disclosure controls, such design is also based in part upon certain assumptions about the likelihood of future events, and such assumptions, while reasonable, may not take into account all potential future conditions. Accordingly, because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be prevented or detected.

Changes in Internal Control Over Financial Reporting
There were no significant changes in our internal control over financial reporting during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
During the quarter ended March 31, 2025 and through the filing date of this Quarterly Report on Form 10-Q, there were no material developments to the legal proceedings as disclosed in Part I, Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC on March 5, 2025.
ITEM 1A. RISK FACTORS
As the Company qualifies as a smaller reporting company under Item 10(f) of Regulation S-K, risk factors are not required to be included in a Quarterly Report and, therefore, are omitted from this filing.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
The Company believes “the miner is the most important asset to come out of a mine,” and it supports this belief through its philosophy of continuous improvement. The Company’s mandated mine safety and health programs include employee and contractor training, risk management, workplace inspection, emergency response, accident investigation, and program auditing. These programs are a focus for the Company’s leadership and top management and are essential at all levels to ensure the safety of employees, contractors, and visitors. The Company’s goal for these programs is to have zero workplace injuries or occupational illnesses, and it will focus on continuous improvement of its programs and practices to achieve this goal. We are implementing programs and practices to align its safety culture with that goal.
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
(c)During the quarter ended March 31, 2025, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1
Amendment No. 1 to Employment Agreement, dated March 3, 2025 by and between the Company and Rebecca A. Jennings (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 4, 2025)†

10.2
Amendment No. 1 to Employment Agreement, dated March 3, 2025 by and between the Company and David B. Thomas (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 4, 2025)†

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

HYCROFT MINING HOLDING CORPORATION (Registrant)

Date: May 13, 2025	By:	/s/ Diane R. Garrett
Diane R. Garrett President and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2025	By:	/s/ Stanton Rideout
Stanton Rideout Executive Vice President and Chief Financial Officer (Principal Financial Officer and Accounting Officer)