Form 10-Q
period 2025-06-30
HYCROFT MINING HOLDING CORP
filed 2025-07-31
CIK 1718405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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

As of July 30, 2025, there were 39,162,596 shares of the Company’s common stock issued and outstanding.

HYCROFT MINING HOLDING CORPORATION
Quarterly Report on Form 10-Q

ITEM I. FINANCIAL STATEMENTS

HYCROFT MINING HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	June 30, 2025	December 31, 2024
	(unaudited)
Assets:
Cash and cash equivalents	$68,768	$49,560
Prepaids and deposits	3,337	2,863
Supplies inventories, net	1,311	1,354
Equity securities	1,109	454
Receivables	272	369
Current assets	74,797	54,600
Property, plant, and equipment and assets held-for-sale, net	56,697	57,286
Restricted cash	30,001	27,498
Prepaids	652	600
Equity securities	—	151
Total assets	$162,147	$140,135
Liabilities:
Accounts payable, accrued expenses, and other liabilities	$2,692	$5,561
Asset retirement obligation	179	179
Debt, net	28	54
Current liabilities	2,899	5,794
Debt, net	131,007	124,945
Deferred gain on sale of royalty	29,839	29,839
Asset retirement obligation	13,638	12,972
Other liabilities	23	—
Total liabilities	177,406	173,550
Commitments and contingencies
Stockholders’ deficit
Common stock, $0.0001 par value; 1,400,000,000 shares authorized; 37,838,479 issued and outstanding at June 30, 2025, and 24,875,587 issued and outstanding at December 31, 2024, respectively	22	21
Additional paid-in capital	794,281	752,630
Accumulated deficit	(809,562)	(786,066)
Total stockholders’ deficit	(15,259)	(33,415)
Total liabilities and stockholders’ deficit	$162,147	$140,135
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

HYCROFT MINING HOLDING CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
General and administrative costs	$3,478	$3,906	$6,411	$6,820
Mine site costs	2,673	2,488	5,153	5,072
Exploration and development costs	2,344	5,053	5,343	9,956
Depreciation and amortization	498	567	1,032	1,183
Asset retirement obligation adjustments and accretion expense	333	2,267	666	4,491
Gain on asset sales	(11)	(3,751)	(68)	(5,060)
Loss from operations	(9,315)	(10,530)	(18,537)	(22,462)
Non-operating income and (expense):
Interest income	687	1,058	1,400	2,353
Other income (loss)	370	(490)	507	(483)
Interest expense	(3,479)	(3,218)	(6,866)	(13,338)
Net loss	$(11,737)	$(13,180)	$(23,496)	$(33,930)

Loss per share:
Basic and diluted	$(0.43)	$(0.57)	$(0.89)	$(1.55)
Weighted average shares outstanding:
Basic and diluted	27,584,548	22,983,276	26,273,721	21,903,372
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

HYCROFT MINING HOLDING CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows used in operating activities:
Net loss	$(23,496)	$(33,930)
Adjustments to reconcile net loss for the period to net cash used in operating activities:
Non-cash interest expense, including accelerated amortization of original issue discount and issuance costs	6,076	12,396
Stock-based compensation	1,164	1,479
Depreciation and amortization	1,032	1,183
Asset retirement obligation adjustments and accretion expense	666	4,491
Gain on sale of assets, net	(68)	(5,060)
Other non-cash items	(484)	495
Changes in operating assets and liabilities:
Receivables	97	307
Supplies inventories, net	30	52
Prepaids and deposits	(527)	(635)
Accounts payable, accrued expenses, and other liabilities	(3,208)	(1,109)
Net cash used in operating activities	(18,718)	(20,331)
Cash flows (used in) provided by investing activities:
Proceeds from sale of assets	68	1,717
Additions to property, plant, and equipment	(397)	(449)
Net cash (used in) provided by investing activities	(329)	1,268
Cash flows provided by (used in) financing activities:
Proceeds from issuance of common stock, net of issuance costs (exclusive of $294 accrued issuance costs)	40,784	10,053
Principal payments	(25)	(38,057)
Net cash provided by (used in) financing activities	40,759	(28,004)
Net increase (decrease) in cash, cash equivalents, and restricted cash	21,712	(47,067)
Cash, cash equivalents, and restricted cash, beginning of period	77,057	132,550
Cash, cash equivalents, and restricted cash, end of period	$98,769	$85,483
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$68,768	$58,548
Restricted cash	30,001	26,935
Total cash, cash equivalents, and restricted cash	$98,769	$85,483
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

HYCROFT MINING HOLDING CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance at January 1, 2025	24,875,587	$21	$752,630	$(786,066)	$(33,415)
Issuance of common stock	108,072	—	139	—	139
Voluntary surrender of shares by shareholder	(301)	—	—	—	—
Stock-based compensation costs	—	—	529	—	529
Net loss	—	—	—	(11,759)	(11,759)
Balance at March 31, 2025	24,983,358	$21	$753,298	$(797,825)	$(44,506)
Issuance of common stock and warrants	12,500,000	1	40,348	—	40,349
Stock-based compensation costs	—	—	635	—	635
Vesting of restricted stock units	355,121	—	—	—	—
Net loss	—	—	—	(11,737)	(11,737)
Balance at June 30, 2025	37,838,479	$22	$794,281	$(809,562)	$(15,259)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance at January 1, 2024	20,736,612	$21	$737,810	$(725,175)	$12,656
Issuance of common stock	517,688	—	1,160	—	1,160
Stock-based compensation costs	—	—	679	—	679
Vesting of restricted stock units	2,595	—	—	—	—
Net loss	—	—	—	(20,749)	(20,749)
Balance at March 31, 2024	21,256,895	$21	$739,649	$(745,924)	$(6,254)
Issuance of common stock	2,474,859	—	8,898	—	8,898
Stock-based compensation costs	—	—	801	—	801
Vesting of restricted stock units	290,397	—	—	—	—
5-Year Private Warrants transferred to 5-Year Public Warrants	—	—	5	—	5
Net loss	—	—	—	(13,180)	(13,180)
Balance at June 30, 2024	24,022,151	$21	$749,353	$(759,104)	$(9,730)

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
The Company restarted pre-commercial scale open pit mining operations at the Hycroft Mine during the second quarter of 2019 and discontinued mining operations in November 2021 as a result of the then-current and expected ongoing cost pressures for many of the reagents and consumables used at the Hycroft Mine and to further determine the most effective processing method for the sulfide ore. In July 2024, the Company disposed of previously scrapped carbon, which contained gold and silver from processing in prior years. As the Company does not currently have cost of sales due to its cessation of mining operations, these proceeds were recognized as a reduction to Mine site costs. In March 2023, the Company, along with its third-party consultants, completed and filed the Hycroft Property Initial Assessment Technical Report Summary Humboldt and Pershing Counties, Nevada that included a mineral resource estimate utilizing a pressure oxidation process for transitional and sulfide mineralization and heap leaching process for oxide mineralization. The Company is prioritizing exploration drilling and data analysis, as well as advancing technical studies, conducting trade-off and alternative analyses to determine the optimal process flow sheet for processing sulfide ores and recovering gold and silver, maintaining the Hycroft Mine and exploring strategic initiatives.
On May 31, 2024, the Company replaced its at-the-market offering program with a new $100.0 million at-the-market public offering program (the “New ATM Program”). Through the New ATM Program, the Company sold 0 and 108,072 shares of common stock, generating gross proceeds of nil and $0.3 million, during the three and six months ended June 30, 2025, respectively. As of June 30, 2025 and December 31, 2024, $97.5 million and $97.8 million, respectively, gross sales price of common stock remained available for issuance under the New ATM Program. The net proceeds from the New ATM Program have been, and are expected to be, used for general corporate purposes, which may include the repayment, refinancing, redemption, or repurchase of existing indebtedness, exploration, working capital, or capital expenditures and other investments. See Note 12 – Stockholders’ Equity for additional information.
On June 12, 2025, the Company announced a public offering (“the Offering”) of 12,500,000 Units of the Company at a public offering price of $3.50 per Unit. Each Unit consisted of one share of common stock of the Company and one-half of one common stock purchase warrant (each whole warrant, a “2025 3-Year Warrant”). Each 2025 3-Year Warrant is exercisable to purchase one share of common stock of the Company at a price of $4.20 per share, exercisable for a period of 36 months. The shares of common stock and warrants were issued separately but could only be purchased together in the Offering. In addition, the Company granted the underwriters a 30-day option to purchase up to an additional 1,875,000 Units (comprised of 1,875,000 additional shares of common stock and 937,500 additional warrants), shares of common stock, warrants, or any combination thereof, at the underwriters’ discretion, so long as the aggregate number of shares of common stock and warrants that may be issued under the option does not exceed 1,875,000 shares of common stock and 937,500 warrants. On June 12, 2025, the underwriters partially exercised their over-allotment option to purchase 937,500 2025 3-Year Warrants at a price of $0.02 per warrant.
The Offering closed on June 13, 2025, and the Company received net proceeds of $40.7 million, after deducting underwriting discounts but before deducting estimated expenses payable by it in connection with the Offering which are estimated to be $0.4 million (of which $0.1 million was paid as of June 30, 2025). The Company intends to use the net proceeds for further exploration, working capital and general corporate purposes.
2. Summary of Significant Accounting Policies
Basis of presentation
These Financial Statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, these Financial Statements do not include all information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. These Financial Statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto as of and for the year ended December 31, 2024 (the “2024 Audited Financial Statements”), filed as a part of the Company’s annual report on Form 10-K filed with the SEC on March 5, 2025. The Company continues to follow the accounting policies set forth in the 2024 Audited Financial Statements, with updates discussed below. In the opinion of management, the accompanying Financial Statements include all adjustments

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
necessary for a fair presentation of the Company’s interim financial position, operating results, and cash flows for the periods presented.
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
Reclassification of prior year presentation
Certain prior period amounts have been combined for consistency with the current year presentation. These line items were combined to simplify the financial statement presentation, enhancing clarity without altering the total amounts reported in the Financial Statements. The combination of line items had no effect on the reported results of operations, financial position, or cash flows, and did not affect the amounts previously reported in the 2024 Audited Financial Statements.
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
Since the Company does not have mineral reserves on which to project revenues or cash flows from its operations in 2025 or beyond, to determine fair value, we utilize a market-based approach considering comparable sales transactions from the past five years and estimates of enterprise value. Based on the comparable sales transactions identified, we estimated a range of values for measured and indicated mineral resources per equivalent ounce of gold. Our estimates of future cash flows from the potential sale of our assets held-for-sale, which is a variable in the model, are based on numerous assumptions that are consistent with or reasonable in relation to transactions occurring in the market and the Company’s history with selling similar assets. Actual future cash flows may be significantly different than the estimates as each is subject to significant risks and uncertainties.
As of June 30, 2025, the Company completed its evaluation and determined no impairment was necessary.
Recent Accounting Pronouncements
Recently adopted accounting pronouncements
In March 2024, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2024-02, Codification Improvements—Amendments to Remove References to the Concepts Statements. The amendments are considered to be codification improvements only and, therefore, are not expected to significantly affect current accounting practice. The ASU clarified guidance, simplified wording or structure of guidance, and implemented certain other minor improvements. This update became effective at the beginning of the Company’s 2024 fiscal year. The adoption of this standard did not have an impact on the Company’s Financial Statements and related disclosures.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
3. Prepaids and Deposits
The following table provides the components of Prepaids and deposits (in thousands):

	June 30, 2025	December 31, 2024
Prepaids and deposits, current:
Prepaids:
Surety bond fees	$1,320	$553
Insurance	1,244	1,215
Mining claims fees and permit fees	280	564
License fees	257	324
Other	49	28
Deposits	187	179
Total	$3,337	$2,863

Prepaids, non-current:
Royalty - advance payment on Net Profits Royalty	$600	$600
Insurance	52	—
Total	$652	$600
4. Equity Securities
The following table provides the components of Equity securities (in thousands):

	June 30, 2025	December 31, 2024
Equity securities, current	$1,109	$454
Equity securities, non-current(1)	—	151
Total(2)	$1,109	$605
(1)Equity securities, non-current are classified as such because they are restricted from sale within the next 12 months. On June 4, 2024, the Company sold certain assets for $3.6 million, consisting of $1.5 million in cash and $2.1 million in common shares of a publicly traded Canadian gold mining company (“Payment Shares”). For one year from June 4, 2024, the Company agreed not to sell, transfer, assign, or dispose of the Payment Shares without mutual written agreement from both parties. Starting one year after closing, the Company may sell up to 25% of the Payment Shares every three months, subject to certain conditions.
(2)The value of Equity securities was determined using the closing price on the last day of the period as quoted on the TSX Venture Exchange. See Note 8 – Fair Value Measurements for additional information.
During the three and six months ended June 30, 2025, the Company recorded an unrealized gain on equity securities of $0.4 million and $0.5 million as compared to an unrealized loss of $0.5 million for the same periods in 2024.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
5. Property, Plant, and Equipment and Assets Held-For-Sale, Net
The following table provides the components of Property, plant, and equipment, net (in thousands):

	Depreciation Life or Method	June 30, 2025	December 31, 2024
Process equipment	5 - 15 years	$18,029	$18,030
Production leach pads	Units-of-production	$11,190	$11,190
Buildings and leasehold improvements	10 years	9,507	9,446
Test leach pads	18 months	6,241	6,241
Mine equipment	5 - 7 years	5,087	5,050
Vehicles	3 - 5 years	1,854	1,854
Furniture and office equipment	7 years	973	713
Mineral properties	Units-of-production	50	50
Construction in progress and other		35,389	35,287
Sub-total		88,320	87,861
Less, accumulated depreciation and amortization		(37,321)	(36,273)
Total property, plant, and equipment, net		50,999	51,588

Assets held-for-sale		5,698	5,698
Total		$56,697	$57,286
During the three and six months ended June 30, 2025, depreciation and amortization expense related to Property, plant, and equipment, net was $0.5 million and $1.0 million, as compared to $0.6 million and $1.2 million for the same periods in 2024.
As of both June 30, 2025 and December 31, 2024, the Company’s assets-held-for-sale of $5.7 million consisted of one semi-autogenous mill, one ball bill, and one water treatment system that are not in use. The Company is actively seeking buyers for its assets held-for-sale.
6. Restricted Cash
The following table provides the components of Restricted cash (in thousands):

	June 30, 2025	December 31, 2024
Reclamation and other surety bond cash collateral	$29,948	$27,445
Credit card collateral	53	53
Total	$30,001	$27,498
As of June 30, 2025 and December 31, 2024, the Company had $30.0 million and $27.5 million, respectively, in cash collateral for surface management surety bonds, totaling $58.7 million. Of this total, $58.3 million secured the financial assurance requirements for the Hycroft Mine. The remaining portion is related to the financial assurance requirements for the adjacent water supply well field and exploration. Events or circumstances that would necessitate the guarantor’s performance include a deteriorating financial condition or a breach of contract. Periodically, the Company may need to provide collateral to support these instruments. When the specified requirements are met, the party holding the related instrument cancels and/or returns it to the issuing entity. The Company is confident that it currently complies with all relevant bonding obligations.
During the three and six months ended June 30, 2025, the Company earned $0.3 million and $0.5 million, respectively, of Interest income on a portion of its cash collateral. During the three and six months ended June 30, 2024, the Company earned $0.3 million and $0.6 million, respectively, of Interest income on a portion of its cash collateral. Interest received on cash collateral balances is restricted as to its use and is included as an increase to Restricted cash with a corresponding recognition of Interest income when earned.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
7. Accounts Payable, Accrued Expenses, and Other Liabilities
The following table summarizes the components of Accounts payable, accrued expenses, and other liabilities (in thousands):

	June 30, 2025	December 31, 2024
Accounts payable and accrued expenses	$1,330	$2,389
Other liabilities, current:
Accrued compensation and benefits	1,293	3,116
Accrued directors fees	38	41
Operating lease liability	31	9
Warrant liabilities	—	6
Total	$2,692	$5,561

Other liabilities, non-current:
Operating lease liability	23	—
Total	$23	$—
8. Fair Value Measurements
Recurring fair value measurements
The following table sets forth by level within the fair value hierarchy, the Company’s assets and liabilities measured at fair value on a recurring basis (in thousands):

	Hierarchy Level	June 30, 2025	December 31, 2024
Equity securities, current	1	$1,109	$454
Equity securities, non-current	1	—	151
Total(1)		$1,109	$605

5-Year Private Warrants(2)	2	$—	$6
(1)    The value of equity securities was determined using the closing price of the publicly traded Canadian gold mining company on the last day of the period as quoted on the TSX Venture Exchange. See Note 4 – Equity Securities for additional information.
(2)     The value of certain warrants to purchase shares of the Company’s common stock that were issued to the special purpose acquisition company sponsor and/or underwriter in a private placement and/or pursuant to a forward purchase contract (collectively, “5-Year Private Warrants”) as of June 30, 2025 was nil due to the expiration of the warrants on May 29, 2025. See Note 11 – Warrant Liabilities for additional information on the fair value of the Company’s liability classified warrants.
Items disclosed at fair value
The Sprott Credit Agreement and the 10% senior secured notes (collectively, the “Subordinated Notes”) are privately held, and, as such, there is no public market or trading information available for such debt instruments. As of June 30, 2025 and December 31, 2024, the estimated fair value of the Company’s debt instruments was $110.5 million and $108.0 million, respectively, compared to the carrying value of $131.0 million and $125.0 million, respectively. The estimated fair value of the principal of the Company’s debt instruments, including capitalized interest, was determined using a market approach in which pricing information for publicly traded, non-convertible debt instruments with speculative ratings was analyzed to derive a mean trading multiple to apply to the June 30, 2025 and December 31, 2024 balances.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
9. Debt, Net
The following table summarizes the components of Debt, net (in thousands):

	June 30, 2025	December 31, 2024
Debt, net, current:
Notes payable	$28	$54
Total	$28	$54

Debt, net, non-current:
Sprott Credit Agreement, net of original issue discount of $1,585 as of June 30, 2025, and $1,913 as of December 31, 2024, net of amortization	$13,415	$13,087
Subordinated Notes	117,870	112,190
Notes payable	7	22
Less, debt issuance costs	(285)	(354)
Total	$131,007	$124,945
The following table summarizes the Company’s contractual payments of Debt, net, including current maturities, for the five years subsequent to June 30, 2025 (in thousands):

April 1, 2025 through December 31, 2025	$14
2026	22
2027	132,869
2028	—
2029	—
Sub-total	132,905
Less, original issue discount, net of accumulated amortization of $18,745	(1,585)
Less, debt issuance costs, net of accumulated amortization of $4,601	(285)
Total debt, net	$131,035
Interest expense
The following table summarizes the components of recorded Interest expense (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Sprott Credit Agreement (1)	$400	$439	$794	$941
Subordinated Notes (2)	2,876	2,605	5,681	5,145
Amortization of original issue discount (3)	168	140	328	299
Amortization of debt issuance costs (3)	35	33	69	80
Other interest expense	—	1	(6)	2
Accelerated amortization of original issue discount and issuance costs	—	—	—	6,871
Total	$3,479	$3,218	$6,866	$13,338

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
(1)The Sprott Credit Agreement bears interest monthly at a floating rate of the Secured Overnight Financing Rate plus 0.26% adjustment plus 6.00%. The current effective interest rate at June 30, 2025 was 18.08%, including amortization.
(2)The Subordinated Notes bear interest at 10.00% per annum (non-cash), payable in-kind on a quarterly basis.
(3)The effective interest rate for the amortization of the discount and issuance costs, as of June 30, 2025, was 2.37%.
Debt covenants
The Company’s debt agreements contain representations and warranties, events of default, restrictions and limitations, reporting requirements, and covenants that are customary for agreements of these types.
As of June 30, 2025, the Company was in compliance with all financial covenants under its debt agreements.

10. Asset Retirement Obligation
The following table summarizes changes in the Company’s Asset retirement obligation (in thousands):

	June 30, 2025	December 31, 2024
Balance, beginning of period	$13,151	$7,973
Accretion	666	1,253
Spending	—	(1,938)
Change in estimates	—	5,863
Balance, end of period	$13,817	$13,151

Current	$179	$179
Non-current	$13,638	$12,972
During the six months ended June 30, 2025 and 2024, the Company recognized an Asset retirement obligation adjustment in accordance with the change in estimate of nil and $4.0 million, respectively.
The Company does not have mineral reserves, and accordingly, all related costs are expensed until mineral reserves are established.

11. Warrant Liabilities
5-Year Private Warrants
During the six months ended June 30, 2025, 34,289,898 warrants expired unexercised on May 29, 2025. These 5-year public warrants were initially issued in 2020 with an exercise price of $11.50 per warrant, and on a post 1-for-10 reverse stock split basis, 10 warrants were required to purchase 1 share of common stock. Of these expired warrants, 33,619,298 warrants were reported in the Company’s equity section and the remaining 670,600 warrants were classified as a warrant liability with the fair value reported under liabilities on the Company’s balance sheet. The expiration of the equity warrants and the warrant liability had no material impact on the Company’s Financial Statements.

The following tables summarize the Company’s 5-Year Private Warrants(1) (in thousands, except warrant amounts):

Balance at		Fair Value		Expired		Balance at
December 31, 2024		Adjustments(1)		5-Year Public Warrants		June 30, 2025
Warrants	Amount	Warrants	Amount	Warrants	Amount	Warrants	Amount
670,600	$6	—	$(5)	(670,600)	$(1)	—	$—

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

Balance at		Fair Value		Transfers to		Balance at
December 31, 2023		Adjustments(1)		5-Year Public Warrants		June 30, 2024
Warrants	Amount	Warrants	Amount	Warrants	Amount	Warrants	Amount
865,422	$26	—	$(7)	(194,822)	$(5)	670,600	$14
(1)Liability classified warrants are subject to fair value remeasurement at each balance sheet date in accordance with ASU Topic 815-40, Contracts on Entity’s Own Equity. As a result, fair value adjustments related exclusively to the Company’s liability classified warrants. See Note 8 – Fair Value Measurements for additional information on the fair value of the Company’s liability classified warrants.

12. Stockholders’ Equity
Equity offering
On June 12, 2025, the Company announced the Offering of 12,500,000 Units of the Company at a public offering price of $3.50 per Unit. Each Unit consisted of one share of common stock of the Company and one-half of one common stock purchase warrant (each whole warrant, a 2025 3-Year Warrant). Each 2025 3-Year Warrant is exercisable to purchase one share of common stock of the Company at a price of $4.20 per share, exercisable for a period of 36 months. The shares of common stock and warrants were issued separately but could only be purchased together in the Offering. In addition, the Company granted the underwriters a 30-day option to purchase up to an additional 1,875,000 Units (comprised of 1,875,000 additional shares of common stock and 937,500 additional warrants), shares of common stock, warrants, or any combination thereof, at the underwriters’ discretion, so long as the aggregate number of shares of common stock and warrants that may be issued under the option does not exceed 1,875,000 shares of common stock and 937,500 warrants. On June 12, 2025, the underwriters exercised their over-allotment option to purchase 937,500 of the 2025 3-Year Warrants.
The Offering closed on June 13, 2025, and the Company received net proceeds of $40.7 million, after deducting underwriting discounts but before deducting estimated expenses payable by it in connection with the Offering which are estimated to be $0.4 million (of which $0.1 million was paid as of June 30, 2025). The Company intends to use the net proceeds for further exploration, working capital and general corporate purposes.
New ATM Program
•During the six months ended June 30, 2025, the Company sold 108,072 shares of common stock for gross proceeds of $0.3 million.
•As of June 30, 2025 and December 31, 2024, $97.5 million and $97.8 million, gross sales price of common stock was available for issuance under the New ATM Program, respectively.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
Equity Classified Warrants
The following tables summarize the Company’s outstanding equity classified warrants included in Additional paid-in capital (in thousands, except warrant amounts):

	Balance at December 31, 2024		Warrant Issuances		Expired 5-Year Private Warrants		Balance at June 30, 2025

	Warrants	Amount	Warrants	Amount	Warrants	Amount	Warrants	Amount
5-Year Public Warrants (1)	33,619,298	$29,554	—	$—	(33,619,298)	$(29,554)	—	$—
Public Offering Warrants (5-Year)	9,583,334	12,938	—	—	—	—	9,583,334	12,938
Private Placement Offering Warrants	46,816,480	25,604	—	—	—	—	46,816,480	25,604
Public Offering Warrants (3-Year)	—	$—	7,187,500	$6,294	—	—	7,187,500	6,294
Total	90,019,112	$68,096	7,187,500	$6,294	(33,619,298)	$(29,554)	63,587,314	$44,836
(1) During the six months ended June 30, 2025, 34,289,898 warrants expired unexercised on May 29, 2025. Of these expired warrants, 33,619,298 warrants were reported in the Company’s equity section.

	Balance at December 31, 2023		Transfers from 5-Year Private Warrants		Balance at June 30, 2024
	Warrants	Amount	Warrants	Amount	Warrants	Amount
5-Year Public Warrants	33,424,476	$29,539	194,822	$5	33,619,298	$29,544
Public Offering Warrants (5-Year)	9,583,334	12,938	—	—	9,583,334	12,938
Private Placement Offering Warrants	46,816,480	25,604	—	—	46,816,480	25,604
Total	89,824,290	$68,081	194,822	$5	90,019,112	$68,086
The following table summarizes additional information on the Company’s outstanding warrants as of June 30, 2025:

	Exercise price	Exercise period	Expiration date	Warrants outstanding
Public Offering Warrants (5-Year)	$10.50	5 years	October 6, 2025	9,583,334
Private Placement Offering Warrants	$1.068	5 years	March 15, 2027	46,816,480
Public Offering Warrants (3-Year)	$4.200	3 years	June 13, 2028	7,187,500

13. Stock-Based Compensation
HYMC 2020 Performance and Incentive Pay Plan (“PIPP”)
As of June 30, 2025, all awards granted under the PIPP were in the form of restricted stock units (“RSUs”) to employees and directors of the Company. As of June 30, 2025, there were 490,281 shares available for issuance under the PIPP.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
The following table summarizes the Company’s unvested and outstanding share awards under the PIPP:

	Six Months Ended June 30,
	2025	2024
Unvested at beginning of year	678,071	607,099
Granted	491,949	435,204
Canceled/forfeited	(15,304)	(20,014)
Vested	(415,464)	(322,183)
Unvested end of period	739,252	700,106
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
The Company incurred nil net income tax expense or benefit for the six months ended June 30, 2025 and 2024. The effective tax rate for the both the six months ended June 30, 2025 and 2024 was nil. The effective tax rate differed from the statutory rate during each period primarily due to changes in the valuation allowance established to offset net deferred tax assets.
15. Loss Per Share
The table below summarizes the Company’s basic and diluted loss per share calculations (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(11,737)	$(13,180)	$(23,496)	$(33,930)

Weighted average shares outstanding
Basic and diluted	27,584,548	22,983,276	26,273,721	21,903,372

Loss per common share, basic and diluted	$(0.43)	$(0.57)	$(0.89)	$(1.55)
Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period.
Due to the Company’s net loss during the six months ended June 30, 2025 and 2024, there was no dilutive effect of common stock equivalents because the effects of such would have been anti-dilutive. The following table summarizes the shares excluded from the weighted average number of shares of common stock outstanding, as the impact would be anti-dilutive (in thousands):

	June 30,
	2025	2024
Shares upon exercise of warrants	12,827	9,069
Restricted stock units	835	700
Total	13,662	9,769

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

16. Segment Information
In accordance with ASC Topic 280, Segment Reporting, the Company has determined that it operates as a single reportable segment. Since the Company discontinued mining operations in November 2021 and has focused on Exploration, the Company’s operations are limited and managed by one chief operating decision-maker (“CODM”). The CODM, who has been identified as the Chief Executive Officer, is responsible for all decisions regarding resource allocation and performance evaluation, which are made on a consolidated basis. Therefore, the Company has concluded that it has one operating and reportable segment, and no additional segment disclosures are required at this time.

17. Supplemental Cash Flow Information
The following table provides supplemental cash flow information (in thousands):

	Six Months Ended June 30,
	2025	2024
Increase in debt from in-kind interest	$5,681	$5,145
Accelerated amortization of original issue discount and issuance costs	$—	$6,871
Cash interest paid	$794	$941
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
The Company expenses legal fees and other costs associated with legal proceedings as incurred. The Company assessed, in conjunction with its legal counsel, the need to record a liability related to the Complaint and determined that a loss was not probable nor reasonably estimable. Litigation accruals are recorded when, and if, it is determined that a loss related matter is both probable and reasonably estimable. Material loss contingencies that are reasonably possible of occurrence, if any, are subject to disclosure. No losses have been recorded during the six months ended June 30, 2025 and 2024, with respect to litigation or loss contingencies.
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

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
factors and actuarial assumptions followed in the insurance industry.
Financial commitments and contingencies not recorded in the Financial Statements
As of June 30, 2025 and December 31, 2024, the Company’s off-balance sheet arrangements consisted of a net smelter royalty arrangement and a net profit royalty arrangement.
Crofoot Royalty
A portion of the Hycroft Mine is subject to a payment of 4% net profit royalty to the previous owner of certain patented and unpatented mining claims, the (“Crofoot Royalty”). The mining lease also requires an annual advance payment of $0.1 million every year mining occurs on the leased claims. All advance annual payments are credited against the future payments due under the 4% net profit royalty. An additional payment of $0.1 million is required for each year the total tons mined on the leased claims exceeds 5.0 million tons. As the Company ceased mining operations in November 2021, the Company was not required to pay the annual advance payment of $0.1 million in 2025 or 2024. The total payments due under the mining lease are capped at $7.6 million, and as of both June 30, 2025 and December 31, 2024, the Company has paid $3.3 million, including $0.6 million of advanced annual payments. See Note 3 – Prepaids and Deposits for additional information.
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
At June 30, 2025 and December 31, 2024, the estimated net present value of the Sprott Royalty Agreement was $146.7 million. The net present value of the Sprott Royalty Agreement was modeled using the following level 3 inputs: (i) market consensus inputs for future gold and silver prices; (ii) a precious metals industry consensus discount rate of 5.0%; and (iii) estimates of the Hycroft Mine’s life-of-mine gold and silver production volumes and timing.

19. Related Party Transactions
As of June 30, 2025, American Multi-Cinema, Inc. (“AMC”) was classified as a related party because a representative from AMC serves on the Company’s Board of Directors. During the six months ended June 30, 2025 and 2024, the Company paid $0.04 million and $0.04 million, respectively, in director fees for AMC’s board representative. As of June 30, 2025 and 2024, AMC, through its director representative, was entitled to receive shares of common stock of 11,981 and 12,393, respectively, upon the future vesting of RSUs.

20. Subsequent Events
Subsequent to June 30, 2025, on July 11, 2025, the Underwriters partially exercised their over-allotment option to purchase 1,875,000 shares of common stock. The Underwriters purchased 1,324,117 shares of common stock of the additional 1,875,000 shares. The Company received net proceeds of $4.3 million, after deducting underwriting discounts.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion, which has been prepared based on information available to us as of July 30, 2025, provides information we believe is relevant to an assessment and understanding of our consolidated operating results and financial condition. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2025 (the “Financial Statements”) and the notes thereto (the “Notes”) included in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2025, as well as our other reports filed with the Securities and Exchange Commission (“SEC”) from time to time, including, but not limited to, our Annual Report on Form 10-K for the year ended December 31, 2024. Terms not defined herein have the same meaning defined in the Financial Statements and the Notes.
Introduction to the Company
We are a U.S.-based gold and silver exploration and development company that owns the Hycroft Mine in Nevada. Our focus is on exploring the mine’s approximate 64,000 acres of claims and developing the project in a safe, environmentally responsible, and cost-effective way. Pre-commercial scale mining activities were started in the fourth quarter of 2019, subsequently halted in November 2021, and we completed processing the gold and silver ore previously placed on leach pads by December 2022. We do not anticipate significant revenues from gold and silver sales until we complete the necessary technical work and resume mining operations.
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
We reported no lost time incidents during the six months ended June 30, 2025 and continue to operate in excess of 1.3 million man-hours without a lost time incident. The Hycroft Mine’s total recordable injury frequency rate (“TRIFR”) for the trailing 12 months, which includes other reportable incidents, is one of the metrics we use to assess safety performance, and it is well below industry averages and significantly below pre-2021 historical levels experienced at the Hycroft Mine. During the six months ended June 30, 2025, we continued our critical focus on safety, including allocating additional personnel, resources, workforce time, and communications to mine safety. These actions contributed to maintaining a TRIFR of 0.00 at both June 30, 2025 and December 31, 2024. Also, the Nevada Mining Association (“NVMA”) awarded Hycroft the 2025 first place NVMA Operator Safety Award for small surface mines. We will continue to evolve our safety efforts as needed to keep our workforce, contractors, and visitors safe.

Executive Summary
During the second quarter of 2025, the Company reviewed 2024 Drill Program results on new high-grade silver dominant zones to prepare for the next phase of exploration drilling and continued the metallurgical and variability test work in preparation for mine planning and completion of the new technical report expected during the fourth quarter of 2025. The metallurgical and variability test work is a continuation of the March 2023 Hycroft Property Initial Assessment Technical Report Summary Humboldt and Pershing Counties, Nevada (“2023 Hycroft TRS”), which was completed utilizing a conventional crushing, grinding, and flotation circuit that generates a concentrate to be fed to a pressure oxidation autoclave facility commonly used for refractory gold ores. The Company is also focused on strengthening its balance sheet primarily by reducing debt and funding the future development of the Hycroft Mine and it will continue to explore other strategic initiatives to enhance stockholder value.
On June 12, 2025, the Company announced a public offering (“the Offering”) of 12,500,000 Units of the Company at a public offering price of $3.50 per Unit . Each Unit consisted of one share of common stock of the Company and one-half of one common stock purchase warrant (each whole warrant, a “2025 3-Year Warrant”). The shares of common stock and warrants were immediately separable and were issued separately. Each 2025 3-Year Warrant is exercisable to purchase one share of common stock of the Company at a price of $4.20 per share, exercisable for a period of 36 months. In addition, the Company granted the underwriters a 30-day option to purchase up to an additional 1,875,000 Units (comprised of 1,875,000 additional shares of common stock and 937,500 additional Warrants), shares of common stock, Warrants, or any combination thereof, at the underwriters’ discretion, so long as the aggregate number of shares of common stock and warrants that may be issued under the option does not exceed 1,875,000 shares of common stock and 937,500 warrants. On June 12, 2025, the underwriters exercised their over-allotment option to purchase 937,500 of the 2025 3-Year Warrants at the public offering price of $0.02 per warrant, and on July 10, 2025, the underwriters exercised their over-allotment to purchase 1,324,117 shares of common stock at the public offering price of $3.49 per share.
The Offering, including the underwriters’ exercise of the over-allotment option to purchase 2025 3-Year Warrants, closed on June 13, 2025, and the Company received net proceeds of $40.7 million, after deducting underwriting discounts but before deducting expenses payable by it in connection with the Offering which are estimated to be $0.4 million (of which $0.1 million was paid as of June 30, 2025). The exercise of the underwriters’ option to purchase shares of common stock closed on July 11, 2025, and increased net proceeds to approximately $45.0 million, after deducting underwriting discounts but before deducting expenses payable by it in connection with the Offering which are estimated to be $0.5 million (of which $0.1 million was paid as of June 30, 2025). The Company intends to use the net proceeds for further exploration, working capital and general corporate purposes.
On May 31, 2024, the Company replaced its at-the-market public offering program with a new $100.0 million at-the-market public offering program (the “New ATM Program”). Through these programs, the Company generated gross proceeds of $12.6 million, before commissions and offering expenses, during the year ended December 31, 2024, and the Company generated an additional $0.3 million gross proceeds before commissions and offering expenses, during the six months ended June 30, 2025. On January 5, 2024, the Company voluntarily pre-paid $38.0 million of the first lien loan, comprised of $34.7 million in principal and $3.3 million for the remaining additional interest (as defined in the “Sprott Credit Agreement” - See Note 9 – Debt, Net to the Notes to the Financial Statements for additional information).
Recent Developments
Exploration drilling
During the six months ended June 30, 2025, the Company’s focus has been on incorporating the new high-grade silver mineral systems and refining the structural framework as supported by the 2024 drilling and mapping programs into an updated geologic model. Additionally, work in the first half of 2025 has improved the Company’s understanding of mineral domains through detailed review of geochemical relationships within currently understood mineral trends. Following the 2024 Drill Program, the exploration team analyzed the results, conducted additional geophysics work, and further refined the mineralization and structural controls of the high-grade systems. This work became the foundation for selecting targets for the next exploration program and has been integrated into a new cohesive geologic model that is being applied to our exploration efforts in the Brimstone and Vortex areas, to the east of Brimstone and throughout the rest of the Hycroft district.

Metallurgical and variability test work
During the six months ended June 30, 2025, the Company advanced with metallurgical work and engineering work necessary for designing a sulfide milling operation. The Company has been testing composite samples from around the ore body that represent the various material characteristics in the sulfide ore. Crushing, grinding, and flotation work has identified significant improvements in gold and silver flotation recoveries compared to the current technical report, which increase the economic benefits to the project. The Company’s test work for identifying the optimal inputs and operating parameters for roasting, pressure oxidation, leaching, sulfuric acid generation, and power co-generation work progressed during the year ended December 31, 2024, and is continuing in 2025. Process plant flow sheets, equipment selection, plant layout, water management, and other designs continued to be developed. Once the Company completes the metallurgical testing, it will conduct trade-off studies using the test results to assess whether roasting technology could offer superior project economics compared to pressure oxidation technology for the Hycroft Mine.
2025 Outlook
The Company’s current plan is to operate safely and environmentally responsibly while advancing exploration, targeting high-grade opportunities, and completing technical studies and data analyses. Key 2025 plans include assessing the potential for a high-grade underground mining scenario, assessing the potential for recovering gold and silver through rehandling and leaching ore in a historic leach pad and potentially mining leachable oxide and transition ore, executing a follow-up exploration program to expand high-grade silver mineralization, finalizing engineering and trade-off studies, and reviewing district exploration targets to unlock broader mineral resource potential.
The next exploration program (the “2025-2026 Exploration Drill Program”) will focus on expanding the high-grade silver systems commencing in early August 2025. The 2025-2026 Exploration Drill Program contemplates core drilling approximately 14,500 meters. The 2025-2026 Exploration Drill Program includes drilling and assays, geophysics, geochemistry, and other step out exploration in newly identified target areas east of Brimstone, including the Manganese target.

The 2025-2026 Exploration Drill Program aims to extend these systems along dip and along strike as both systems remain open in all directions and at depth.
Considering increased gold and silver prices, the Company is also evaluating the potential to re-start a heap leaching operation within the currently permitted plan of operation. The Company’s current resource includes heap leach material and at current gold and silver prices, the Company could potentially convert material that is considered waste to economic heap leach material. Additionally, the historic Crofoot leach pad is believed to contain significant residual gold and silver values. The Company is conducting a technical and economic analysis to evaluate the feasibility of rehandling and leaching that material.
Trade-off studies and alternative analyses will continue in 2025, evaluating grinding methods, flotation cell configurations, and sulfide conversion processes such as pressure oxidation and roasting to optimize recoveries and explore additional by-product revenue streams. These efforts will support the development of optimal process flow sheets, with an updated technical report anticipated in the fourth quarter of 2025. The Company remains committed to maintaining and developing the Hycroft Mine and strengthening its balance sheet to support these initiatives.
Results of Operations
Operating expenses (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
General and administrative costs	$3,478	$3,906	$6,411	$6,820
Mine site costs	2,673	2,488	5,153	5,072
Exploration and development costs	2,344	5,053	5,343	9,956
Depreciation and amortization	498	567	1,032	1,183
Asset retirement obligation adjustments and accretion expense	333	2,267	666	4,491
Gain on asset sales	(11)	(3,751)	(68)	(5,060)
Total	$9,315	$10,530	$18,537	$22,462
General and administrative costs
During the three and six months ended June 30, 2025, General and administrative costs totaled $3.5 million and $6.4 million, respectively, as compared to $3.9 million and $6.8 million, respectively, for the same period of 2024, with activities remaining substantially consistent year-over-year.
Mine site costs
During the three and six months ended June 30, 2025, Mine site costs totaled $2.7 million and $5.2 million, respectively, as compared to $2.5 million and $5.1 million, respectively, for the same period of 2024, with activities remaining substantially consistent year-over year at the mine site.
Exploration and development costs
During the three and six months ended June 30, 2025, Exploration and development costs totaled $2.3 million and $5.3 million, respectively, as compared to $5.1 million and $10.0 million, respectively, for the same period of 2024, as the Company focused on incorporating the 2024 drill program results and refining the structural framework and mapping programs into an updated geologic model with drilling paused while completing that work in 2025.
Depreciation and amortization
During the three and six months ended June 30, 2025, Depreciation, amortization, and inventory adjustments expense totaled $0.5 million and $1.0 million, respectively, as compared to $0.6 million and $1.2 million, respectively, for the same period of 2024, primarily due to certain assets becoming fully depreciated.
Asset retirement obligation adjustments and accretion expense
During the three and six months ended June 30, 2025, Asset retirement obligation adjustments and accretion expense totaled $0.3 million and $0.7 million, respectively, as compared to $2.3 million and $4.5 million, respectively, for the same period of 2024. There were no adjustments or changes in estimate in the three and six months ended June 30, 2025, as compared to a $2.0 million adjustment and $4.0 million adjustment for changes in estimate during the three and six months ended June 30, 2024, respectively. See Note 10 – Asset Retirement Obligation to the Notes to the Financial Statements for additional information.
Gain on asset sales
During the three and six months ended June 30, 2025, Gain on asset sales totaled $0.01 million and $0.1 million, respectively, as compared to $3.8 million and $5.1 million, respectively, for the same period of 2024, due to reduced asset sales in the current period.
Non-operating income (expense) (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest income	$687	$1,058	$1,400	$2,353
Other income	370	(490)	507	(483)
Interest expense	(3,479)	(3,218)	(6,866)	(13,338)
Total non-operating income and (expense)	$(2,422)	$(2,650)	$(4,959)	$(11,468)
Interest income
During the three and six months ended June 30, 2025, Interest income totaled $0.7 million and $1.4 million, respectively, as compared to $1.1 million and $2.4 million, respectively, for the same period of 2024, primarily due to a decrease in investment interest of $0.4 million and $0.9 million, respectively, resulting from a reduction in invested cash.
Other income (loss)
During the three and six months ended June 30, 2025, Other income totaled $0.4 million and $0.5 million, respectively, primarily due to unrealized gains on equity securities. For the same period of 2024, Other loss totaled $0.5 million and $0.5 million, respectively, for the same periods of 2024, primarily due to an unrealized loss on equity securities.
Interest expense
During the three and six months ended June 30, 2025, Interest expense totaled $3.5 million and $6.9 million, respectively, as compared to $3.2 million and $13.3 million, respectively, for the same period of 2024, primarily due to $6.9 million of accelerated amortization of original issue discount and issuance costs recorded in January 2024 related to the voluntary first lien debt prepayments in 2024. See Note 9 – Debt, Net to the Notes to the Financial Statements for additional information.
Liquidity and Capital Resources
General
The Company’s unrestricted cash position at June 30, 2025, was $68.8 million, as compared with $49.6 million at December 31, 2024. For the six months ended June 30, 2025, the Company raised cash through the sale of equity and through the New ATM Program as follows, and as discussed in Note 12 – Stockholders’ Equity in the Notes to the Financial Statements:
•During the six months ended June 30, 2025, the Company issued 12,500,000 shares of common stock in the Offering at a public offering price of $3.50 per unit. Each Unit consisted of one share of common stock of the Company and one-half of one common stock purchase warrant (each whole warrant, a 2025 3-Year Warrant). Each 2025 3-Year Warrant is exercisable to purchase one share of common stock of the Company at a price of $4.20 per share, exercisable for a period of 36 months.
•In addition, the Company granted the underwriters a 30-day option to purchase up to an additional 1,875,000 Units (comprised of 1,875,000 additional shares of common stock and 937,500 additional Warrants), shares of common stock, Warrants, or any combination thereof, at the underwriters’ discretion, so long as the aggregate number of shares of common stock and Warrants that may be issued under the option does not exceed 1,875,000 shares of common stock and 937,500 Warrants. On June 12, 2025, the underwriters exercised their over-allotment option to purchase 937,500 of the 2025 3-Year Warrants at a price of $0.02 per warrant.
•As of June 30, 2025, the Company has received net proceeds of $40.7 million, after deducting underwriting discounts but before deducting estimated expenses payable by it in connection with the Offering which are estimated to be $0.4 million (of which $0.1 million was paid as of June 30, 2025).

•During the six months ended June 30, 2025, the Company sold 108,072 shares of common stock through the New ATM Program for gross proceeds of $0.3 million.
•As of June 30, 2025, $97.5 million gross sales price of common stock was available for issuance under the New ATM Program.
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
In addition, the Company will continue to evaluate alternatives to raise additional capital necessary to fund the future development of the Hycroft Mine and will continue to explore other strategic initiatives to enhance stockholder value. The Company may not be successful with its efforts to raise additional capital or restructure its debt, which may result in a going concern disclosure. In addition, if unsuccessful in its future efforts it might result in a default of the first lien loan that could trigger a cross-acceleration default of the subordinated debt.
Cash and liquidity
The Company has placed substantially all its cash in operating and investment accounts with well-capitalized financial institutions, thereby ensuring balances remain readily available. The Company uses AAAm rated U.S. Government Money Market Funds for its cash investments.
The following table summarizes projected sources of future liquidity, as recorded within the Financial Statements (in thousands):

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$68,768	$49,560
Assets held-for-sale	5,698	5,698
Equity securities	1,109	454
Receivables	272	369
Total projected sources of future liquidity	$75,847	$56,081

Six months ended June 30, 2025 compared to six months ended June 30, 2024
The following table summarizes sources and uses of cash for the following periods (in thousands):

	Six Months Ended June 30,
	2025	2024
Net loss	$(23,496)	$(33,930)
Net non-cash adjustments	8,386	14,984
Net change in operating assets and liabilities	(3,608)	(1,385)
Net cash used in operating activities	(18,718)	(20,331)
Net cash (used in) provided by investing activities	(329)	1,268
Net cash provided by (used in) financing activities	40,759	(28,004)
Net increase (decrease) in cash, cash equivalents, and restricted cash	21,712	(47,067)
Cash, cash equivalents, and restricted cash, beginning of period	77,057	132,550
Cash, cash equivalents, and restricted cash, end of period	$98,769	$85,483

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$68,768	$58,548
Restricted cash	30,001	26,935
Cash, cash equivalents, and restricted cash, end of period	$98,769	$85,483
Cash used in operating activities
During the six months ended June 30, 2025, the Company used $18.7 million of cash in operating activities primarily attributable to a net loss of $23.5 million, the cash impact of which was $15.1 million. Working capital used $3.6 million of cash, including cash used for Accounts payable, accrued expenses, and other liabilities of $3.2 million. The largest non-cash items included in Net loss for the six months ended June 30, 2025 was Non-cash interest expense, including accelerated amortization of original issue discount and issuance costs of $6.1 million.
During the six months ended June 30, 2024, the Company used $20.3 million of cash in operating activities primarily attributable to a net loss of $33.9 million the cash impact of which was $18.9 million. Working capital used $1.4 million of cash, including cash used for Accounts payable, accrued expenses, and other liabilities of $1.1 million. The largest non-cash items included in net loss during the six months ended June 30, 2024, were Non-cash interest expense, including accelerated amortization of original issue discount and issuance costs of $12.4 million, and non-cash Asset retirement obligation adjustments and accretion of $4.5 million.
Cash (used in) provided by investing activities
For the six months ended June 30, 2025, investing activities used cash of $0.3 million, comprised of Additions to property, plant, and equipment of $0.4 million, partially offset by Proceeds from sale of assets of $0.1 million.
During the six months ended June 30, 2024, investing activities generated cash of $1.3 million, comprised of Proceeds from sale of assets of $1.7 million, partly offset by Additions to property, plant, and equipment of $0.4 million.
Cash provided by (used in) financing activities
For the six months ended June 30, 2025, financing activities provided net cash of $40.8 million that was primarily related to Proceeds from issuance of common stock, net of issuance costs from the Offering and the New ATM Program.
During the six months ended June 30, 2024, financing activities used cash of $28.0 million that was primarily related to principal payments on debt and notes payable of $38.1 million, including the $38.0 million voluntary prepayment of the first lien debt, partially offset by Proceeds from issuance of common stock, net of issuance costs of $10.1 million from the ATM.

Future capital and cash requirements
The following table provides the Company’s gross contractual cash obligations as of June 30, 2025, which are grouped in the same manner as they are classified in the Unaudited Condensed Consolidated Statement of Cash Flows in order to provide a better understanding of the nature of the obligations and to provide a basis for comparison to historical information. The Company believes that the following provides the most meaningful presentation of near-term obligations expected to be satisfied using current and available sources of liquidity (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating activities:
Sprott Royalty Agreement(1)	$241,199	$—	$—	$—	$241,199
Remediation and reclamation expenditures(2)	110,963	179	9,944	—	100,840
Interest payments(3)	3,382	1,764	1,618	—	—
Crofoot Royalty(4)	4,344	—	—	—	4,344
Financing activities:
Repayments of debt principal(5)	164,775	29	164,746	—	—
Total	$524,663	$1,972	$176,308	$—	$346,383
(1)The Company is required to pay a perpetual royalty equal to 1.5% of the net smelter returns from the Hycroft Mine (“Sprott Royalty Agreement”), payable monthly, which also includes an additional amount for withholding taxes payable by the royalty holder. Amounts presented above incorporate mineral resource estimates as reported in the 2023 Hycroft TRS.
(2)Mining operations are subject to extensive environmental regulations in the jurisdictions in which they are conducted, and we are required, upon cessation of operations, to reclaim and remediate the lands that our operations have disturbed. The estimated undiscounted inflated cash outflows of these remediation and reclamation obligations are reflected here. In the above presentation, no offset has been applied for the $58.7 million of our reclamation bonds or for the $30.0 million of cash collateral for those bonds included in Restricted Cash. In April 2025, the Company increased cash collateral by $2.0 million and it is continuing to work with its surety provider as it evaluates a number of alternatives to manage its cash collateral requirements.
(3)Interest payments consist of monthly payments under the Sprott Credit Agreement at the minimum interest rate of 7.5%, monthly interest payments for other debt, and paid in kind interest associated with the subordinated debt paid at maturity.
(4)The Company is required to pay a 4.0% net profit royalty, including advance royalty payments of $0.1 million in any year where mining occurs on the Crofoot claims and an additional $0.1 million if tons mined from the Crofoot claim blocks exceed 5.0 million tons. Amounts shown represent the current estimates of cash payment timing using consensus pricing for gold and silver. See Note 18 – Commitments and Contingencies in the Notes to the Financial Statements for additional information.
(5)Repayments of principal on debt consist of amounts due under the Sprott Credit Agreement, the 10% senior secured notes (collectively, the “Subordinated Notes”), and notes payable for equipment purchases. The repayment of the Subordinated Notes principal includes interest that is paid in-kind, which adds to the outstanding debt principal. See Note 9 – Debt, Net in the Notes to the Financial Statements for additional information.
Debt covenants
The Company’s debt agreements contain representations and warranties, events of default, restrictions and limitations, reporting requirements, and covenants that are customary for agreements of these types.
The Sprott Credit Agreement contains covenants that, among other things, restrict or limit the ability of the Company to enter into encumbrances (other than Permitted Encumbrances), incur indebtedness (other than Permitted Indebtedness), dispose of its assets (other than Permitted Disposals), pay dividends, and purchase or redeem shares, as such terms are defined in the Sprott Credit Agreement. The Sprott Credit Agreement requires the Company to ensure that, at all times, its Working Capital is at least $10.0 million and Unrestricted Cash is at least $15.0 million, as such terms are defined in the Sprott Credit Agreement, and that at least every six months the Company demonstrates its ability to repay and meet all present and future obligations as they become due with a financial model that uses consensus gold prices discounted by 5.0%. The Subordinated Notes include customary events of default, including those relating to a failure to pay principal or interest, a breach of a covenant, representation or warranty, a cross-default to other indebtedness, and non-compliance with security documents. As of June 30, 2025, the Company was in compliance with all covenants under its debt agreements.

Pursuant to the terms of the Sprott Credit Agreement, the Company agreed that while any indebtedness is outstanding under the Sprott Credit Agreement or while the credit facility under the Sprott Credit Agreement remains available to the Company, the Company and guarantors under the Sprott Credit Agreement would not undertake certain corporate actions without the Lender’s prior written consent.
Off-balance sheet arrangements
As of June 30, 2025, the Company’s off-balance sheet arrangements consisted of a net profit royalty arrangement and a net smelter royalty arrangement. See Note 18 – Commitments and Contingencies in the Notes to the Financial Statements for additional information.
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
Cautionary Statement Regarding Forward-Looking Statements
In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, as amended (the “PSLRA”) or in releases made by the SEC, all as may be amended from time to time. All statements, other than statements of historical fact, included herein or incorporated by reference, that address activities, events, or developments that we expect or anticipate will or may occur in the future, are forward-looking statements.
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
Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Any forward-looking statements that we make in this Quarterly Report on Form 10-Q speak only as of the date of those statements, and we undertake no obligation to update those statements or to publicly announce the results of any revisions to any of those statements to reflect future events or developments. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance unless expressed as such and should only be viewed as historical data.
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
The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2025, as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2025, to provide such reasonable assurance that information required to be disclosed by us, including our consolidated subsidiaries, in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure and is recorded, processed, summarized, and reported within the time periods specified in SEC’s rules and forms.
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
Changes in Internal Control Over Financial Reporting
There were no significant changes in our internal control over financial reporting during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
During the quarter ended June 30, 2025 and through the filing date of this Quarterly Report on Form 10-Q, there were no material developments to the legal proceedings as disclosed in Part I, Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC on March 5, 2025.
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
(c)During the quarter ended June 30, 2025, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

ITEM 6. EXHIBITS

Exhibit Number	Description

4.1
Warrant Agency Agreement dated June 13, 2025, by and between Hycroft Mining Holding Corporation and Continental Stock Transfer and Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 13, 2025).*

4.2	Form of Warrant dated June 12, 2025 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on June 13, 2025).*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
95.1	Mine Safety Disclosures*
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*
*Filed herewith.
**Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HYCROFT MINING HOLDING CORPORATION (Registrant)

Date: July 31, 2025	By:	/s/ Diane R. Garrett
Diane R. Garrett President and Chief Executive Officer (Principal Executive Officer)

Date: July 31, 2025	By:	/s/ Stanton Rideout
Stanton Rideout Executive Vice President and Chief Financial Officer (Principal Financial Officer and Accounting Officer)