Form 10-Q
period 2025-09-30
HYCROFT MINING HOLDING CORP
filed 2025-10-28
CIK 1718405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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

As of October 27, 2025, there were 80,965,791 shares of the Company’s common stock issued and outstanding.

HYCROFT MINING HOLDING CORPORATION
Quarterly Report on Form 10-Q

ITEM I. FINANCIAL STATEMENTS

HYCROFT MINING HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	September 30, 2025	December 31, 2024
	(unaudited)
Assets:
Cash and cash equivalents	$139,094	$49,560
Prepaids and deposits	3,781	2,863
Supplies inventories, net	1,316	1,354
Equity securities	796	454
Receivables	450	369
Current assets	145,437	54,600
Property, plant, and equipment and assets held-for-sale, net	56,236	57,286
Restricted cash	28,273	27,498
Prepaids	645	600
Equity securities	—	151
Total assets	$230,591	$140,135
Liabilities:
Contract liabilities	$3,900	$—
Accounts payable, accrued expenses, and other liabilities	3,688	5,561
Debt, net	29	54
Asset retirement obligation	22	179
Current liabilities	7,639	5,794
Debt, net	134,160	124,945
Deferred gain on sale of royalty	29,839	29,839
Asset retirement obligation	11,453	12,972
Other liabilities	15	—
Total liabilities	183,106	173,550
Commitments and contingencies
Stockholders’ equity (deficit)
Common stock, $0.0001 par value; 1,400,000,000 shares authorized; 54,583,513 issued and outstanding at September 30, 2025, and 24,875,587 issued and outstanding at December 31, 2024, respectively	24	21
Additional paid-in capital	866,399	752,630
Accumulated equity (deficit)	(818,938)	(786,066)
Total stockholders’ deficit	47,485	(33,415)
Total liabilities and stockholders’ equity (deficit)	$230,591	$140,135
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

HYCROFT MINING HOLDING CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses:
Exploration and development costs	$4,006	$4,665	$9,349	$14,621
General and administrative costs	2,564	4,405	8,975	11,225
Mine site costs	2,528	2,106	7,681	7,178
Depreciation and amortization	502	523	1,534	1,706
Gain on asset sales	—	(2,637)	(68)	(7,696)
Asset retirement obligation adjustments and accretion (income) expense	(2,342)	2,669	(1,676)	7,160
Loss from operations	(7,258)	(11,731)	(25,795)	(34,194)
Non-operating income (expense):
Interest income	1,131	1,029	2,531	3,382
Other income (loss)	315	(234)	822	(716)
Interest expense	(3,564)	(3,292)	(10,430)	(16,630)
Net loss	$(9,376)	$(14,228)	$(32,872)	$(48,158)

Net loss per share:
Basic and diluted	$(0.22)	$(0.59)	$(1.04)	$(2.13)
Weighted average shares outstanding:
Basic and diluted	42,453,570	24,058,560	31,726,271	22,619,146
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

HYCROFT MINING HOLDING CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows used in operating activities:
Net loss	$(32,872)	$(48,158)
Adjustments to reconcile net loss for the period to net cash used in operating activities:
Non-cash interest expense, including accelerated amortization of original issue discount and issuance costs	9,236	15,249
Depreciation and amortization	1,534	1,706
Stock-based compensation	1,530	2,083
Gain on sale of assets, net	(68)	(7,696)
Other non-cash items	(786)	1,144
Asset retirement obligation adjustments and accretion (income) expense	(1,676)	7,160
Changes in operating assets and liabilities:

Contract liabilities	3,900	—
Accounts payable, accrued expenses, and other liabilities	(1,932)	368
Supplies inventories, net	20	11
Receivables	(81)	334
Prepaids and deposits	(962)	(3)
Net cash used in operating activities	(22,157)	(27,802)
Cash flows provided by investing activities:
Proceeds from sale of assets	697	7,118
Additions to property, plant, and equipment	(447)	(979)
Net cash provided by investing activities	250	6,139
Cash flows provided by (used in) financing activities:
Proceeds from issuance of common stock, net of issuance costs	112,242	10,278
Principal payments	(25)	(38,091)
Net cash provided by (used in) financing activities	112,217	(27,813)
Net increase (decrease) in cash, cash equivalents, and restricted cash	90,310	(49,476)
Cash, cash equivalents, and restricted cash, beginning of period	77,057	132,550
Cash, cash equivalents, and restricted cash, end of period	$167,367	$83,074
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$139,094	$55,834
Restricted cash	28,273	27,240
Total cash, cash equivalents, and restricted cash	$167,367	$83,074
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

HYCROFT MINING HOLDING CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at January 1, 2025	24,875,587	$21	$752,630	$(786,066)	$(33,415)
Issuance of common stock	108,072	—	139	—	139
Voluntary surrender of shares by shareholder	(301)	—	—	—	—
Stock-based compensation costs	—	—	529	—	529
Net loss	—	—	—	(11,759)	(11,759)
Balance at March 31, 2025	24,983,358	$21	$753,298	$(797,825)	$(44,506)
Issuance of common stock and warrants	12,500,000	1	40,348	—	40,349
Stock-based compensation costs	—	—	635	—	635
Vesting of restricted stock units	355,121	—	—	—	—
Net loss	—	—	—	(11,737)	(11,737)
Balance at June 30, 2025	37,838,479	$22	$794,281	$(809,562)	$(15,259)
Issuance of common stock and warrants	16,212,409	2	69,513	—	69,515
Stock-based compensation costs	—	—	368	—	368
Exercise of warrants	532,625	—	2,237	—	2,237
Net loss	—	—	—	(9,376)	(9,376)
Balance at September 30, 2025	54,583,513	$24	$866,399	$(818,938)	$47,485

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at January 1, 2024	20,736,612	$21	$737,810	$(725,175)	$12,656
Issuance of common stock	517,688	—	1,160	—	1,160
Stock-based compensation costs	—	—	679	—	679
Vesting of restricted stock units	2,595	—	—	—	—
Net loss	—	—	—	(20,749)	(20,749)
Balance at March 31, 2024	21,256,895	$21	$739,649	$(745,924)	$(6,254)
Issuance of common stock	2,474,859	—	8,898	—	8,898
Stock-based compensation costs	—	—	801	—	801
Vesting of restricted stock units	290,397	—	—	—	—
5-Year Private Warrants transferred to 5-Year Public Warrants	—	—	5	—	5
Net loss	—	—	—	(13,180)	(13,180)
Balance at June 30, 2024	24,022,151	$21	$749,353	$(759,104)	$(9,730)
Issuance of common stock	89,118	—	220	—	220
Stock-based compensation costs	—	—	604	—	604
Vesting of restricted stock units	21,323	—	—	—	—
Net loss	—	—	—	(14,228)	(14,228)
Balance at September 30, 2024	24,132,592	$21	$750,177	$(773,332)	$(23,134)

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
The Company restarted pre-commercial scale open pit mining operations at the Hycroft Mine during the second quarter of 2019 and discontinued mining operations in November 2021. In March 2023, the Company, along with its third-party consultants, completed and filed the Hycroft Property Initial Assessment Technical Report Summary Humboldt and Pershing Counties, Nevada that included a mineral resource estimate utilizing a pressure oxidation process for transitional and sulfide mineralization and heap leaching process for oxide mineralization. The Company is prioritizing exploration drilling and data analysis, as well as advancing technical studies, conducting trade-off and alternative analyses to determine the optimal process flow sheet for processing sulfide ores and recovering gold and silver, maintaining the Hycroft Mine and exploring strategic initiatives.

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

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
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
As of September 30, 2025, the Company completed its evaluation and determined no impairment was necessary.

Recent Accounting Pronouncements
Recently adopted accounting pronouncements
In March 2024, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2024-02, Codification Improvements—Amendments to Remove References to the Concepts Statements. The amendments are considered to be codification improvements only and, therefore, are not expected to significantly affect current accounting practice. The ASU clarified guidance, simplified wording or structure of guidance, and implemented certain other minor improvements. This update became effective at the beginning of the Company’s 2024 fiscal year. The adoption of this standard did not have an impact on the Company’s Financial Statements and related disclosures.

3. Prepaids and Deposits
The following table provides the components of Prepaids and deposits (in thousands):

	September 30, 2025	December 31, 2024
Prepaids and deposits, current:
Prepaids:
Surety bond fees	$903	$553
Services	885	28
Mining claims fees and permit fees	793	564
Insurance	618	1,215
License fees	371	324
Deposits	211	179
Total	$3,781	$2,863

Prepaids, non-current:
Royalty - advance payment on Net Profits Royalty	$600	$600
Insurance	45	—
Total	$645	$600

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

4. Equity Securities
The following table provides the components of Equity securities (in thousands):

	September 30, 2025	December 31, 2024
Equity securities, current	$796	$454
Equity securities, non-current(1)	—	151
Total(2)	$796	$605
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
(2)The value of Equity securities was determined using the closing price on the last day of the period as quoted on the TSX Venture Exchange. See Note 9 – Fair Value Measurements for additional information.
For both the three and nine months ended September 30, 2025, the Company sold 513,258 shares of its equity securities for net proceeds of $0.6 million and a realized net loss of $0.5 million.
For the three and nine months ended September 30, 2025, the Company recorded an unrealized gain on equity securities of $0.8 million and $1.3 million, respectively, as compared to an unrealized loss of $0.5 million for the same respective periods in 2024.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
5. Property, Plant, and Equipment and Assets Held-For-Sale, Net
The following table provides the components of Property, plant, and equipment, net (in thousands):

	Depreciation Life or Method	September 30, 2025	December 31, 2024
Process equipment	5 - 15 years	$18,029	$18,030
Production leach pads	Units-of-production	$11,190	$11,190
Buildings and leasehold improvements	10 years	9,536	9,446
Test leach pads	18 months	6,241	6,241
Mine equipment	5 - 7 years	5,143	5,050
Vehicles	3 - 5 years	1,854	1,854
Furniture and office equipment	7 years	1,141	713
Mineral properties	Units-of-production	50	50
Construction in progress and other		35,184	35,287
Sub-total		88,368	87,861
Less, accumulated depreciation and amortization		(37,830)	(36,273)
Total property, plant, and equipment, net		50,538	51,588

Assets held-for-sale		5,698	5,698
Total		$56,236	$57,286
For the three and nine months ended September 30, 2025, depreciation and amortization expense related to Property, plant, and equipment, net was $0.5 million and $1.5 million, respectively, as compared to $0.5 million and $1.7 million for the same respective periods in 2024.
As of both September 30, 2025 and December 31, 2024, the Company’s assets-held-for-sale of $5.7 million consisted of one semi-autogenous mill, one ball mill, and one water treatment system that are not in use. For the three and nine months ended September 30, 2025, the Company received a non-refundable deposit of $3.9 million against the ball mill. See Note 8 – Contract liabilities for additional information.

6. Restricted Cash
The following table provides the components of Restricted cash (in thousands):

	September 30, 2025	December 31, 2024
Reclamation and other surety bond cash collateral	$28,220	$27,445
Credit card collateral	53	53
Total	$28,273	$27,498
As of September 30, 2025 and December 31, 2024, the Company had $28.3 million and $27.5 million, respectively, in cash collateral for surface management surety bonds, totaling $58.9 million. Of this total, $58.3 million secured the financial assurance requirements for the Hycroft Mine, $0.4 million was related to the financial assurance requirements for the adjacent water supply well field and exploration, and an additional $0.2 million was added in July 2025 to cover additional well monitoring. Events or circumstances that would necessitate the guarantor’s performance include a deteriorating financial condition or a breach of contract. Periodically, the Company may need to provide collateral to support these instruments. When the specified requirements are met, the party holding the related instrument cancels and/or returns it to the issuing entity. The Company is confident that it currently complies with all relevant bonding obligations.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
During the three and nine months ended September 30, 2025, the Company earned $0.3 million and $0.8 million, respectively, of Interest income on a portion of its cash collateral. During the three and nine months ended September 30, 2024, the Company earned $0.3 million and $0.9 million, respectively, of Interest income on a portion of its cash collateral. Interest received on cash collateral balances is restricted as to its use and is included as an increase to Restricted cash with a corresponding recognition of Interest income when earned.

7. Accounts Payable, Accrued Expenses, and Other Liabilities
The following table summarizes the components of Accounts payable, accrued expenses, and other liabilities (in thousands):

	September 30, 2025	December 31, 2024
Accounts payable and accrued expenses	$1,779	$2,389
Other liabilities, current:
Accrued compensation and benefits	1,841	3,116
Accrued directors fees	37	41
Operating lease liability	31	9
Warrant liabilities	—	6
Total	$3,688	$5,561

Other liabilities, non-current:
Operating lease liability	15	—
Total	$15	$—

8. Contract Liabilities
As of September 30, 2025 and December 31, 2024, Contract liabilities were $3.9 million and nil, respectively.
As of September 30, 2025, the Company had received a non-refundable deposit payment of $3.9 million in accordance with the Asset Purchase Agreement signed September 19, 2025, for one ball mill. Title will transfer upon delivery of the equipment and any deferred amounts will be recognized at that time. See Note 5 – Property, Plant, and Equipment, and Assets-held-for-sale, Net for additional information on Assets held-for-sale by the Company.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

9. Fair Value Measurements
Recurring fair value measurements
The following table sets forth by level within the fair value hierarchy, the Company’s assets and liabilities measured at fair value on a recurring basis (in thousands):

	Hierarchy Level	September 30, 2025	December 31, 2024
Equity securities, current	1	$796	$454
Equity securities, non-current	1	—	151
Total(1)		$796	$605

5-Year Private Warrants(2)	2	$—	$6
(1)    The value of equity securities was determined using the closing price of the publicly traded Canadian gold mining company on the last day of the period as quoted on the TSX Venture Exchange. See Note 4 – Equity Securities for additional information.
(2)     The value of certain warrants to purchase shares of the Company’s common stock that were issued to the special purpose acquisition company sponsor and/or underwriter in a private placement and/or pursuant to a forward purchase contract (collectively, “5-Year Private Warrants”) as of September 30, 2025 was nil due to the expiration of the warrants on May 29, 2025. See Note 12 – Warrant Liabilities for additional information on the fair value of the Company’s liability classified warrants.
Items disclosed at fair value
The Sprott Credit Agreement and the 10% senior secured notes (collectively, the “Subordinated Notes”) are privately held, and, as such, there is no public market or trading information available for such debt instruments. As of September 30, 2025 and December 31, 2024, the estimated fair value of the Company’s debt instruments was $127.5 million and $108.0 million, respectively, compared to the carrying value of $134.2 million and $125.0 million, respectively. The estimated fair value of the principal of the Company’s debt instruments, including capitalized interest, was determined using a market approach in which pricing information for publicly traded, non-convertible debt instruments with speculative ratings was analyzed to derive a mean trading multiple to apply to the September 30, 2025 and December 31, 2024 balances.

10. Debt, Net
The following table summarizes the components of Debt, net (in thousands):

	September 30, 2025	December 31, 2024
Debt, net, current:
Notes payable	$29	$54
Total	$29	$54

Debt, net, non-current:
Sprott Credit Agreement, net of original issue discount of $1,407 as of September 30, 2025, and $1,913 as of December 31, 2024, net of amortization	$13,592	$13,087
Subordinated Notes	120,817	112,190
Notes payable	—	22
Less, debt issuance costs	(249)	(354)
Total	$134,160	$124,945

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
The following table summarizes the Company’s contractual payments of Debt, net, including current maturities, for the five years subsequent to September 30, 2025 (in thousands). See Note 21 – Subsequent Events for additional information on the October 2025 repayment of debt.

October 1, 2025 through December 31, 2025	$7
2026	22
2027	135,816
2028	—
2029	—
Sub-total	135,845
Less, original issue discount, net of accumulated amortization of $18,923	(1,407)
Less, debt issuance costs, net of accumulated amortization of $4,637	(249)
Total debt, net	$134,189
Interest expense
The following table summarizes the components of recorded Interest expense (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Sprott Credit Agreement (1)	$403	$439	$1,200	$1,380
Subordinated Notes (2)	2,947	2,669	8,626	7,814
Amortization of original issue discount (3)	178	149	506	448
Amortization of debt issuance costs (3)	36	34	105	114
Other interest expense	—	1	(7)	3
Accelerated amortization of original issue discount and issuance costs	—	—	—	6,871
Total	$3,564	$3,292	$10,430	$16,630
(1)The Sprott Credit Agreement bears interest monthly at a floating rate of the Secured Overnight Financing Rate plus 0.26% adjustment plus 6.00%. The current effective interest rate at September 30, 2025 was 18.08%, including amortization.
(2)The Subordinated Notes bear interest at 10.00% per annum (non-cash), payable in-kind on a quarterly basis.
(3)The effective interest rate for the amortization of the discount and issuance costs, as of September 30, 2025, was 2.40%.
Debt covenants
The Company’s debt agreements contain representations and warranties, events of default, restrictions and limitations, reporting requirements, and covenants that are customary for agreements of these types.
As of September 30, 2025, the Company was in compliance with all financial covenants under its debt agreements.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

11. Asset Retirement Obligation
The following table summarizes changes in the Company’s Asset retirement obligation (in thousands):

	September 30, 2025	December 31, 2024
Balance, beginning of period	$13,151	$7,973
Accretion	999	1,253
Spending	—	(1,938)
Change in estimates	(2,675)	5,863
Balance, end of period	$11,475	$13,151

Current	$22	$179
Non-current	$11,453	$12,972
For both the three and nine months ended September 30, 2025, the Company recognized a decrease in its Asset retirement obligation in accordance with the change in estimate of $2.7 million due to the change in timing of the anticipated reclamation activities. During the three and nine months ended September 30, 2024, the Company recognized an Asset retirement obligation adjustment of $2.3 million and $6.3 million, respectively.
The Company does not have mineral reserves, and accordingly, all related costs are expensed until mineral reserves are established.

12. Warrant Liabilities
5-Year Private Warrants
During the nine months ended September 30, 2025, 34,289,898 warrants expired unexercised on May 29, 2025. These 5-year private warrants were initially issued in 2020 with an exercise price of $11.50 per warrant, and on a post 1-for-10 reverse stock split basis, 10 warrants were required to purchase 1 share of common stock. Of these expired warrants, 33,619,298 warrants were reported in the Company’s equity section, and the remaining 670,600 warrants were classified as a warrant liability with the fair value reported under liabilities on the Company’s balance sheet. The expiration of the equity warrants and the warrant liability had no material impact on the Company’s Financial Statements.

The following tables summarize the Company’s 5-Year Private Warrants(1) (in thousands, except warrant amounts):

Balance at		Fair Value		Expired		Balance at
December 31, 2024		Adjustments(1)		5-Year Public Warrants		September 30, 2025
Warrants	Amount	Warrants	Amount	Warrants	Amount	Warrants	Amount
670,600	$6	—	$(5)	(670,600)	$(1)	—	$—

Balance at		Fair Value		Transfers to		Balance at
December 31, 2023		Adjustments(1)		5-Year Public Warrants		September 30, 2024
Warrants	Amount	Warrants	Amount	Warrants	Amount	Warrants	Amount
865,422	$26	—	$(7)	(194,822)	$(5)	670,600	$14
(1)Liability classified warrants are subject to fair value remeasurement at each balance sheet date in accordance with ASU Topic 815-40, Contracts on Entity’s Own Equity. As a result, fair value adjustments related exclusively to the Company’s liability classified warrants. See Note 9 – Fair Value Measurements for additional information on the fair value of the Company’s liability classified warrants.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

13. Stockholders’ Equity
Equity offering
On June 12, 2025, the Company announced the Offering of 12,500,000 Units of the Company at a public offering price of $3.50 per Unit. Each Unit consisted of one share of common stock of the Company and one-half of one common stock purchase warrant (each whole warrant, a 2025 3-Year Warrant). Each 2025 3-Year Warrant is exercisable to purchase one share of common stock of the Company at a price of $4.20 per share, exercisable for a period of 36 months. The shares of common stock and warrants were issued separately but could only be purchased together in the June 2025 Offering. In addition, the Company granted the underwriters a 30-day option to purchase up to an additional 1,875,000 Units (comprised of 1,875,000 additional shares of common stock and 937,500 additional warrants), shares of common stock, warrants, or any combination thereof, at the underwriters’ discretion, so long as the aggregate number of shares of common stock and warrants that may be issued under the option does not exceed 1,875,000 shares of common stock and 937,500 warrants. On June 12, 2025, the underwriters exercised their over-allotment option to purchase 937,500 of the 2025 3-Year Warrants.
The June 2025 Offering closed on June 13, 2025, and the Company received net proceeds of $40.3 million, after deducting underwriting discounts and $0.4 million of expenses incurred in connection with the June 2025 Offering.
On July 11, 2025, the underwriters exercised an additional portion of their over-allotment option to purchase 1,324,117 shares of common stock at $3.49 per share for additional net proceeds of $4.3 million, after deducting underwriting discounts and expenses payable by the Company in connection with the June 2025 Offering.
The proceeds from the June 2025 Offering were allocated between the common shares and warrants based on their relative fair values at the date of issuance, with $5.9 million allocated to warrants. The fair value of the warrants was estimated using a binomial option pricing model with the following assumptions: stock price of $3.40, risk free rate of 4.16%, period of 36 months, volatility of 55%, and exercise price of $4.20. The warrants are exercisable for one common share each and expire on June 16, 2028. There were 6,654,875 warrants outstanding as of September 30, 2025, which, if exercised, would result in dilution of common shares.
On September 2, 2025, the Company entered into securities purchase agreements with three accredited investors to issue and sell 14,017,056 Units for a purchase price of $4.2805 per Unit pursuant to the “2025 Private Placement”, resulting in a total purchase price of $60.0 million. Each Unit consisted of one share of common stock and one-half of one warrant to purchase one share of common stock. Each Warrant is exercisable to purchase one share of common stock of the Company at a price of $6.00 per share with a two years exercise period, each whole warrant a 2025 2-Year Warrant, and are subject to mandatory exercise in the event that, during such two years period, the volume weighted average price of the common stock has been at least $8.00 per share, subject to adjustment, for a period of at least 20 trading days within the 30 trading day period ending on the third business day prior to the date on which notice of the redemption is given, as further detailed in the 2025 2-Year Warrant. The Company intends to use the net proceeds from the 2025 Private Placement for further exploration, working capital and general corporate purposes.
The proceeds from the 2025 Private Placement were allocated between the common shares and warrants based on their relative fair values at the date of issuance, with $2.8 million allocated to warrants. The fair value of the warrants was estimated using a binomial option pricing model with the following assumptions: stock price of $5.80, risk free rate of 3.80%, period of two years, volatility of 55%, and exercise price of $6.00 and subject to required exercise when the volume weighted average stock price reaches $8.00 for 20 trading days out of a 30-trading day period. The warrants are exercisable for one common share each and expire on September 10, 2027. There were 7,008,528 2025 2-Year Warrants outstanding as of September 30, 2025, which, if exercised, would result in dilution of common shares.
In September 2025, 532,625 of the 2025 3-Year Warrants were exercised at the warrant exercise price of $4.20 per warrant, raising an additional net proceeds of $2.2 million.
New ATM Program
•During the three and nine months ended September 30, 2025, the Company sold 871,236 and 979,308 shares, respectively, of common stock pursuant to the New ATM Program for net proceeds of $5.2 million and $5.5 million, respectively.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
•As of September 30, 2025 and December 31, 2024, $92.1 million and $97.8 million, gross sales price of common stock was available for issuance under the New ATM Program, respectively.
Equity Classified Warrants
As of December 31, 2024, the Company had 90,019,112 warrants outstanding, with warrants issued prior to the 1-for-10 reverse stock split that was effective November 14, 2023, issuable into common stock at the rate of 10 warrants per share.
During the three and nine months ended September 30, 2025, the Company issued 7,008,528 and 14,196,028 warrants, respectively, including 7,187,500 Public Offering Warrants (2025 3-Year Warrants) and 7,008,528 Private Placement Offering Warrants (2025 2-Year Warrants).
Each 2025 3-Year Warrant is exercisable to purchase one share of common stock of the Company at a price of $4.20 per share, exercisable for a period of 36 months.
Each 2025 2-Year Warrant is exercisable to purchase one share of Common Stock of the Company at a price of $6.00 per share with a two-year exercise period and are subject to mandatory exercise in the event that, during such two-year period, the volume weighted average price of the Common Stock has been at least $8.00 per share, subject to adjustment, for a period of at least 20 trading days within the 30 trading day period ending on the third business day prior to the date on which notice of the redemption is given, as further detailed in the Warrant.
During the three and nine months ended September 30, 2025, the Company had 0 and 33,619,298 warrants expire, respectively. In May 2025, the Company’s 5-Year Public Warrants issued in 2020 totaling 34,289,898 warrants, with an exercise price of $11.50 and issuable at 10 warrants per 1 share of equity, expired unexercised and became worthless. Of these expired warrants, 33,619,298 warrants were reported in the Company’s equity section.
In September 2025, warrant holders of the 2025 3-Year Warrants exercised their warrants to purchase a total of 532,625 shares of common stock at an exercise price of $4.20 per warrant, for a total purchase price of $2.2 million. At September 30, 2025, there were 6,654,875 2025 3-Year warrants still outstanding.
As of September 30, 2025, the Company had 70,063,217 warrants outstanding, with warrants issued prior to the 1-for-10 reverse stock split that was effective November 14, 2023, issuable into common stock at the rate of 10 warrants per share.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes additional information on the Company’s outstanding warrants as of September 30, 2025:

	Exercise price	Exercise period	Expiration date	Warrants outstanding
Public Offering Warrants (5-Year)(1)	$10.50	5 years	October 6, 2025	9,583,334
Private Placement Offering Warrants(1)	$1.068	5 years	March 15, 2027	46,816,480
Public Offering Warrants (2025 3-Year)	$4.200	3 years	June 13, 2028	6,654,875
Private Placement Offering Warrants (2025 2-Year)	$6.000	2 years	September 10, 2027	7,008,528
Total Warrants Outstanding				70,063,217
(1)Warrants issued prior to the 1-for-10 reverse stock split that was effective November 14, 2023, issuable into common stock at the rate of 10 warrants per share

The following table summarizes additional information on the Company’s outstanding warrants as of December 31, 2024:

	Exercise price	Exercise period	Expiration date	Warrants outstanding(1)
5-Year Public Warrants(1)	$11.50	5 years	May 29, 2025	33,619,298
Public Offering Warrants(1)	$10.50	5 years	October 6, 2025	9,583,334
Private Placement Offering Warrants(1)	$1.068	5 years	March 15, 2027	46,816,480
Total Warrants Outstanding				90,019,112
(1)Warrants issued prior to the 1-for-10 reverse stock split that was effective November 14, 2023, issuable into common stock at the rate of 10 warrants per share

14. Stock-Based Compensation
HYMC 2020 Performance and Incentive Pay Plan (“PIPP”)
As of September 30, 2025, all awards granted under the PIPP were in the form of restricted stock units (“RSUs”) to employees and directors of the Company. As of September 30, 2025, there were 490,281 shares available for issuance under the PIPP.
The following table summarizes the Company’s unvested and outstanding share awards under the PIPP:

	Nine Months Ended September 30,
	2025	2024
Unvested at beginning of year	678,071	607,099
Granted	491,949	435,204
Canceled/forfeited	(15,304)	(20,014)
Vested	(415,464)	(340,911)
Unvested end of period	739,252	681,378
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
The Company incurred nil net income tax expense or benefit for the nine months ended September 30, 2025 and 2024. The effective tax rate for both the nine months ended September 30, 2025 and 2024 was nil. The effective tax rate differed from the statutory rate during each period primarily due to changes in the valuation allowance established to offset net deferred tax assets.
16. Loss Per Share
The table below summarizes the Company’s basic and diluted loss per share calculations (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(9,376)	$(14,228)	$(32,872)	$(48,158)

Weighted average shares outstanding
Basic and diluted	42,453,570	24,058,560	31,726,271	22,619,146

Net loss per common share, basic and diluted	$(0.22)	$(0.59)	$(1.04)	$(2.13)
Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period.
Due to the Company’s net loss for the three and nine months ended September 30, 2025 and 2024, there was no dilutive effect of common stock equivalents because the effects of such would have been anti-dilutive. The following table summarizes the shares excluded from the weighted average number of shares of common stock outstanding, as the impact would be anti-dilutive (in thousands):

	September 30,
	2025	2024
Shares upon exercise of warrants	19,303	9,069
Restricted stock units	835	681
Total	20,138	9,750

17. Segment Information
In accordance with the FASB’s Accounting Standards Codification Topic 280, Segment Reporting, the Company has determined that it operates as a single reportable segment. Since the Company discontinued mining operations in November 2021 and has focused on exploration, the Company’s operations are limited and managed by one chief operating decision-maker (“CODM”). The CODM, who has been identified as the Company’s Chief Executive Officer, is responsible for all decisions regarding resource allocation and performance evaluation, which are made on a consolidated basis. Therefore, the Company has concluded that it has one operating and reportable segment, and no additional segment disclosures are required at this time.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
18. Supplemental Cash Flow Information
The following table provides supplemental cash flow information (in thousands):

	Nine Months Ended September 30,
	2025	2024
Increase in debt from in-kind interest	$8,626	$7,814
Accelerated amortization of original issue discount and issuance costs	$—	$6,871
Cash interest paid	$1,200	$1,380
19. Commitments and Contingencies
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
The Company expenses legal fees and other costs associated with legal proceedings as incurred. The Company assessed, in conjunction with its legal counsel, the need to record a liability related to the Complaint and determined that a loss was not probable nor reasonably estimable. Litigation accruals are recorded when, and if, it is determined that a loss related matter is both probable and reasonably estimable. Material loss contingencies that are reasonably possible of occurrence, if any, are subject to disclosure. No losses have been recorded during the nine months ended September 30, 2025 and 2024, with respect to litigation or loss contingencies.
Insurance
The Company has deductible-based insurance policies for certain losses related to general liability, workers’ compensation, and automobile coverage. The Company records accruals for contingencies related to its insurance policies when it is probable that a liability has been incurred and the amount can be reasonably estimated. These accruals are adjusted periodically as assessments change, or additional information becomes available. Insurance losses for claims filed and claims incurred but not reported are accrued based upon estimates of the aggregate liability for uninsured claims using historical loss development factors and actuarial assumptions followed in the insurance industry.
Financial commitments and contingencies not recorded in the Financial Statements
As of September 30, 2025 and December 31, 2024, the Company’s off-balance sheet arrangements consisted of a net smelter royalty arrangement and a net profit royalty arrangement.
Crofoot Royalty
A portion of the Hycroft Mine is subject to a payment of 4% net profit royalty to the previous owner of certain patented and unpatented mining claims, the (“Crofoot Royalty”). The mining lease also requires an annual advance payment of $0.1 million every year mining occurs on the leased claims. All advance annual payments are credited against the future payments due under the 4% net profit royalty. An additional payment of $0.1 million is required for each year the total tons mined on the leased claims exceeds 5.0 million tons. As the Company ceased mining operations in November 2021, the Company was not required to pay the annual advance payment of $0.1 million in 2025 or 2024. The total payments due under the mining lease are

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
capped at $7.6 million, and as of both September 30, 2025 and December 31, 2024, the Company has paid $3.3 million, including $0.6 million of advanced annual payments. See Note 3 – Prepaids and Deposits for additional information.
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
At September 30, 2025 and December 31, 2024, the estimated net present value of the Sprott Royalty Agreement was $146.7 million. The net present value of the Sprott Royalty Agreement was modeled using the following level 3 inputs: (i) market consensus inputs for future gold and silver prices; (ii) a precious metals industry consensus discount rate of 5.0%; and (iii) estimates of the Hycroft Mine’s life-of-mine gold and silver production volumes and timing.

20. Related Party Transactions
As of September 30, 2025, American Multi-Cinema, Inc. (“AMC”) was classified as a related party because a representative from AMC serves on the Company’s Board of Directors.
During the nine months ended September 30, 2025 and 2024, the Company paid $0.1 million and $0.1 million, respectively, in director fees and RSU grants for AMC’s board representative. As of September 30, 2025 and 2024, AMC, through its director representative, was entitled to receive shares of common stock of 11,981 and 12,393, respectively, upon the future vesting of RSUs.

21. Subsequent Events
Expiration of 5-Year Public Warrants

On October 6, 2025, the Company’s 5-year public warrants issued in 2020 totaling, 9,583,334 warrants, with an exercise price of $10.50 and issuable at 10 warrants per 1 share of equity, expired unexercised and became worthless.

Equity Raise
On October 9, 2025, the Company announced a proposed public underwritten offering of approximately $100 million (the “October 2025 Offering"). Later on October 9, 2025, the Company announced the pricing of the October 2025 Offering of 23,076,924 shares at a public offering price of $6.50 per share for approximately $150.0 million before underwriting commissions and net issuance expenses, and the Company also granted the underwriters an overallotment option for a period of 30 days to purchase up to an additional 3,295,076 shares from the Company, representing approximately 14.28% of the number of shares sold under the October 2025 Offering, at the public offering price, less underwriting discounts and commissions and net issuance expenses. After the market closed on October 9, 2025, the underwriters exercised the entire overallotment option for additional gross proceeds of $21.4 million. The October Offering closed on October 14, 2025, generating approximately $163.6 million net proceeds after underwriting discounts, commissions and net issuance expenses (including the net proceeds from the exercised overallotment option).

Debt Repayment

On October 15, 2025, the Company made payments totaling $125.5 million to fully extinguish its remaining debt, including accrued interest. The Company first prepaid the outstanding $15.0 million principal balance of its first lien debt,

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
along with $0.1 million in accrued interest. Subsequently, pursuant to Note Repurchase Agreements with each of the 17 then-current holders of its 10% Senior Secured Notes due 2027 (the “Purchased Notes”), the Company repurchased $120.8 million in principal and $0.5 million in accrued paid-in-kind interest for $110.4 million, reflecting a 9% discount to face value.

Hycroft Mining Holding Corporation 2025 Performance and Incentive Pay Plan

On October 24, 2025, the Board approved the Hycroft Mining Holding Corporation 2025 Performance and Incentive Pay Plan (the “2025 Plan”), subject to stockholder approval. On October 28, 2025, the Company filed with the SEC, and distributed to its stockholders, a definitive proxy statement on Schedule 14A relating to the Company’s 2025 annual meeting of stockholders (the “2025 Annual Meeting”). At the 2025 Annual Meeting, among other things, stockholders are being asked to approve the 2025 Plan. If stockholders approve the 2025 Plan, 3,500,000 shares of the Company’s common stock will be available for issuance under the 2025 Plan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion, which has been prepared based on information available to us as of October 27, 2025, provides information we believe is relevant to an assessment and understanding of our consolidated operating results and financial condition. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2025 (the “Financial Statements”) and the notes thereto (the “Notes”) included in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2025, as well as our other reports filed with the Securities and Exchange Commission (“SEC”) from time to time, including, but not limited to, our Annual Report on Form 10-K for the year ended December 31, 2024. Terms not defined herein have the same meaning defined in the Financial Statements and the Notes.
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
We reported no lost time incidents during the nine months ended September 30, 2025, and continue to operate in excess of 1.3 million man-hours without a lost time incident. The Hycroft Mine’s total recordable injury frequency rate (“TRIFR”) for the trailing 12 months, which includes other reportable incidents, is one of the metrics we use to assess safety performance, and it is well below industry averages and significantly below pre-2021 historical levels experienced at the Hycroft Mine. During the nine months ended September 30, 2025, we continued our critical focus on safety, including allocating additional personnel, resources, workforce time, and communications to mine safety. These actions contributed to maintaining a TRIFR of 0.00 at both September 30, 2025 and December 31, 2024. Also, the Nevada Mining Association (“NVMA”) awarded Hycroft the 2025 first place NVMA Operator Safety Award for small surface mines. We will continue to evolve our safety efforts as needed to keep our workforce, contractors, and visitors safe.

Executive Summary
During the third quarter of 2025, the Company began the next phase of drilling with the 2025 – 2026 Exploration Drill Program on the high-grade silver dominant zones in Brimstone and Vortex and continued the metallurgical and variability test work in preparation for mine planning and completion of the new technical report. The metallurgical and variability test work is a continuation of the March 2023 Hycroft Property Initial Assessment Technical Report Summary Humboldt and Pershing Counties, Nevada (“2023 Hycroft TRS”), which was completed utilizing a conventional crushing, grinding, and flotation circuit that generates a concentrate to be fed to a pressure oxidation autoclave facility commonly used for refractory gold ores. The Company also focused on strengthening its balance sheet primarily by reducing debt, and as summarized below, the Company eliminated its debt on October 15, 2025. The Company is well positioned to fund the advancement of the Hycroft Mine and it will continue to explore other strategic initiatives to enhance stockholder value.
On May 31, 2024, the Company replaced its at-the-market offering program with a $100.0 million at-the-market public offering program (the “New ATM Program”). Through the New ATM Program, the Company sold 871,236 and 979,308 shares of common stock, generating net proceeds of $5.2 million and $5.5 million, during the three and nine months ended September 30, 2025, respectively. As of September 30, 2025 and December 31, 2024, $92.1 million and $97.8 million, respectively, gross sales price of common stock remained available for issuance under the New ATM Program. The net proceeds from the New ATM Program have been, and are expected to be, used for general corporate purposes, which may include: (i) the repayment, refinancing, redemption, or repurchase of existing indebtedness, (ii) exploration, (iii) working capital, or capital expenditures and (iv) other investments. See Note 13 – Stockholders’ Equity for additional information regarding the New ATM Program.

On June 12, 2025, the Company announced a public offering (“the June 2025 Offering”) of 12,500,000 Units of the Company at a public offering price of $3.50 per Unit. Each Unit consisted of one share of common stock of the Company and one-half of one common stock purchase warrant (each whole warrant, a “2025 3-Year Warrant”). Each 2025 3-Year Warrant is exercisable to purchase one share of common stock of the Company at a price of $4.20 per share, exercisable for a period of P36M.. The shares of common stock and warrants were issued separately but could only be purchased together in the June 2025 Offering. In addition, the Company granted the underwriters a 30-day option to purchase up to an additional 1,875,000 Units (comprised of 1,875,000 additional shares of common stock and 937,500 additional warrants), shares of common stock, warrants, or any combination thereof, at the underwriters’ discretion, so long as the aggregate number of shares of common stock and warrants that may be issued under the option does not exceed 1,875,000 shares of common stock and 937,500 warrants. On June 12, 2025, the underwriters exercised a portion of their over-allotment option to purchase 937,500 2025 3-Year Warrants at a price of $0.02 per warrant.
The June 2025 Offering closed on June 13, 2025, and the Company received net proceeds of $40.3 million, after deducting underwriting discounts and $0.4 million of expenses incurred in connection with the June 2025 Offering.
On July 11, 2025, the underwriters exercised an additional portion of their over-allotment option to purchase 1,324,117 shares of common stock at $3.49 per share for additional net proceeds of $4.3 million, after deducting underwriting discounts and expenses payable by the Company in connection with the June 2025 Offering.
On September 2, 2025, the Company entered into securities purchase agreements with three accredited investors to issue and sell 14,017,056 units of the Company (the “Units”) for a purchase price of $4.2805 per Unit pursuant to a non-brokered private placement (the “2025 Private Placement”), resulting in a total purchase price of $60.0 million. Each Unit consisted of one share of common stock and one-half of one warrant to purchase one share of common stock. Each warrant is exercisable to purchase one share of common stock of the Company at a price of $6.00 per share with a P2Y exercise period (each whole warrant a “2025 2-Year Warrant”), and is subject to mandatory exercise in the event that, during such two-year period, the volume weighted average price of the common stock has been at least $8.00 per share, subject to adjustment, for a period of at least 20 trading days within the 30 trading day period ending on the third business day prior to the date on which notice of the redemption is given, as further detailed in the warrant. The Company intends to use the net proceeds from the 2025 Private Placement for further exploration, working capital and general corporate purposes.
In September 2025, there were 532,625 of the 2025 3-Year Warrants exercised at the warrant exercise price of $4.20 per warrant, raising additional net proceeds of $2.2 million.
On October 9, 2025, the Company announced a proposed public underwritten offering of approximately $100 million (the “October 2025 Offering"). Later on October 9, 2025, the Company announced the pricing of the October 2025 Offering of 23,076,924 shares at a public offering price of $6.50 per share for approximately $150.0 million before underwriting commissions and net issuance expenses, and the Company also granted the underwriters an overallotment option for a period of 30 days to purchase up to an additional 3,295,076 shares from the Company, representing approximately 14.28% of the number of shares sold under the October 2025 Offering, at the public offering price, less underwriting discounts and commissions and net issuance expenses. After the market closed on October 9, 2025, the underwriters exercised the entire overallotment option for additional gross proceeds of $21.4 million. The October 2025 Offering closed on October 14, 2025, generating approximately $163.6 million net proceeds after underwriting discounts, commissions and net issuance expenses (including the net proceeds from the exercised overallotment option).
On October 15, 2025, the Company made payments totaling $125.5 million to fully extinguish its remaining debt, including accrued interest. The Company first prepaid the outstanding $15.0 million principal balance of its first lien debt, along with $0.1 million in accrued interest. Subsequently, pursuant to Note Repurchase Agreements with each of the 17 then-current holders of its 10% Senior Secured Notes due 2027 (the “Purchased Notes”), the Company repurchased $120.8 million in principal and $0.5 million in accrued paid-in-kind interest for $110.4 million, reflecting a 9% discount to face value.

Recent Developments
Exploration drilling
During the nine months ended September 30, 2025, the Company began drilling under the 2025 – 2026 Exploration Drill Program which is focused on expanding the new high-grade silver mineral systems. Approximately 2,450 meters of drilling have been completed on five exploration holds since August 3, 2025, in the high-grade silver systems. Assay results from these holes are pending. Drilling in the Brimstone zone is supported by the Induced Polarization (IP) geophysics program which identified a large chargeability and resistivity anomaly indicating a potential feeder system at 400 to 500 meters depth. The anomaly feature is being drilled currently with results expected in the fourth quarter of 2025. The Vortex zone is also being drilled to follow up the 2024 high grade silver intercepts at structural intersections to establish vertical continuity and lateral growth. The exploration team also continues to refine the structural framework as supported by drilling and mapping programs into an updated geologic model. Additionally, the team is building on work completed in the first half of 2025 with integration of geochemistry, mapping and geophysics which has been the foundation for the 2025-2026 Exploration Drill Program.

Metallurgical and variability test work
During the nine months ended September 30, 2025, the Company advanced with metallurgical work and engineering work necessary for designing a sulfide milling operation. The Company has been testing composite samples from around the ore body that represent the various material characteristics in the sulfide ore. Crushing, grinding, flotation, pressure oxidation and leaching work has identified significant improvements in gold and silver recoveries compared to the current technical report. The Company’s test work for identifying the optimal inputs and operating parameters for roasting, sulfuric acid generation, and power co-generation work is continuing in 2025.. Process plant flow sheets, equipment selection, plant layout, water management, and other designs continued to be developed. Once the Company completes the metallurgical roasting testing, it will conduct trade-off studies using the test results to assess whether roasting technology could offer superior project economics compared to pressure oxidation technology for the Hycroft Mine.
2025 Outlook
The Company’s current plan is to operate safely and environmentally responsibly while advancing exploration, targeting high-grade opportunities, and completing technical studies and data analyses. Key 2025 plans include assessing the potential for a high-grade underground mining scenario, assessing the potential for recovering gold and silver potentially mining leachable oxide and transition ore, executing a follow-up exploration program to expand high-grade silver mineralization, finalizing engineering and trade-off studies, and reviewing district exploration targets to unlock broader mineral resource potential.
The 2025-2026 Exploration Drill Program will continue focusing on expanding the high-grade silver systems which began in early August 2025, with approximately 2,450 meters drilled through September 30, 2025. The 2025-2026 Exploration Drill Program contemplates core drilling approximately 14,500 meters in total, and includes assays, geophysics, geochemistry, and other step out exploration in newly identified target areas east of Brimstone, including the Manganese and Peterson targets. The 2025-2026 Exploration Drill Program aims to extend these systems along dip and along strike as both systems remain open in all directions and at depth. As a result of the recent financing, the Company will soon be expanding the 2025-2026 Exploration Drill Program to include two additional core drill rigs.
Considering increased gold and silver prices, the Company is evaluating re-starting a heap leaching operation within the permitted plan. The Company’s current resource includes heap leach material and at current gold and silver prices, along with additional infill drilling, the Company could potentially convert material that is considered waste to economic heap leach material. Additionally, the historic Crofoot leach pad is believed to contain significant residual gold and silver values. The Company is conducting technical and economic analyses to evaluate the feasibility of rehandling and leaching that material.
Trade-off studies and alternative analyses will continue in 2025, evaluating sulfide conversion processes including pressure oxidation and roasting to optimize gold and silver recoveries and explore additional by-product revenue streams. These efforts will support the development of optimal process flow sheets, with an updated technical report.
The Company remains committed to maintaining and developing the Hycroft Mine and strengthening its balance sheet to support these initiatives.

Results of Operations
Operating expenses (in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Exploration and development costs	4,006	4,665	9,349	14,621
General and administrative costs	$2,564	$4,405	$8,975	$11,225
Mine site costs	2,528	2,106	7,681	7,178
Depreciation and amortization	502	523	1,534	1,706
Gain on asset sales	—	(2,637)	(68)	(7,696)
Asset retirement obligation adjustments and accretion (income) expense	(2,342)	2,669	(1,676)	7,160
Total	$7,258	$11,731	$25,795	$34,194
Exploration and development costs
During the three and nine months ended September 30, 2025, Exploration and development costs totaled $4.0 million and $9.3 million, respectively, as compared to $4.7 million and $14.6 million, respectively, for the same period of 2024, as the Company focused on incorporating the 2024 drill program results and refining the structural framework and mapping programs into an updated geologic model with drilling restarted in early August 2025.
General and administrative costs
During the three and nine months ended September 30, 2025, General and administrative costs totaled $2.6 million and $9.0 million, respectively, as compared to $4.4 million and $11.2 million, respectively, for the same period of 2024, with activities remaining substantially consistent year-over-year.
Mine site costs
During the three and nine months ended September 30, 2025, Mine site costs totaled $2.5 million and $7.7 million, respectively, as compared to $2.1 million and $7.2 million, respectively, for the same periods of 2024, with activities remaining substantially consistent year-over year at the mine site.
Depreciation and amortization
During the three and nine months ended September 30, 2025, Depreciation and amortization expense totaled $0.5 million and $1.5 million, respectively, as compared to $0.5 million and $1.7 million, respectively, for the same periods of 2024, primarily due to certain assets becoming fully depreciated.
Gain on asset sales
During the three and nine months ended September 30, 2025, Gain on asset sales totaled $— million and $0.1 million, respectively, as compared to a gain of $2.6 million and $7.7 million, respectively, for the same period of 2024, due to the Company completing the sale of a ball mill, patent sale, and recognizing a gain on a non-fundable deposit, all in 2024, but no such activities have occurred in 2025.
Asset retirement obligation adjustments and accretion (income) expense
During the three and nine months ended September 30, 2025, Asset retirement obligation adjustments and accretion (income) expense totaled $(2.3) million and $(1.7) million, respectively, as compared to $2.7 million and $7.2 million, respectively, for the same periods of 2024. There was a downward adjustment of $2.7 million in the three months ended September 30, 2025, due to the change in estimated timing for the completion of certain reclamation activities, that was partially offset by accretion expense of $0.3 million and $1.0 million in the three and nine months ended September 30, 2025, respectively. During the three and nine months ended September 30, 2024, a $2.3 million adjustment and $6.3 million adjustment were made for changes in estimate, respectively. See Note 11 – Asset Retirement Obligation to the Notes to the Financial Statements for additional information.

Non-operating income (expense) (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest income	$1,131	$1,029	$2,531	$3,382
Other income (expense)	315	(234)	822	(716)
Interest expense	(3,564)	(3,292)	(10,430)	(16,630)
Total non-operating expense	$(2,118)	$(2,497)	$(7,077)	$(13,964)
Interest income
During the three and nine months ended September 30, 2025, Interest income totaled $1.1 million and $2.5 million, respectively, as compared to $1.0 million and $3.4 million, respectively, for the same periods of 2024, primarily due to a decrease in investment interest of $0.4 million and $0.9 million, respectively, resulting from a reduction in invested cash.
Other income (loss)
During the three and nine months ended September 30, 2025, Other income totaled $0.3 million and $0.8 million, respectively, primarily due to unrealized gains on equity securities. For the same periods of 2024, Other loss totaled $0.2 million and $0.7 million, respectively, primarily due to an unrealized loss on equity securities.
Interest expense
During the three and nine months ended September 30, 2025, Interest expense totaled $3.6 million and $10.4 million, respectively, as compared to $3.3 million and $16.6 million, respectively, for the same period of 2024, primarily due to $6.9 million of accelerated amortization of original issue discount and issuance costs recorded in January 2024 related to the voluntary first lien debt prepayments in 2024. See Note 10 – Debt, Net to the Notes to the Financial Statements for additional information.
Liquidity and Capital Resources
General
The Company’s unrestricted cash position at September 30, 2025, was $139.1 million, as compared with $49.6 million at December 31, 2024. For the nine months ended September 30, 2025, the Company raised cash through the sale of equity and through the New ATM Program as follows, and as discussed in Note 13 – Stockholders’ Equity in the Notes to the Financial Statements:
•During the nine months ended September 30, 2025, the Company issued 12,500,000 shares of common stock in the June 2025 Offering at a public offering price of $3.50 per unit. Each Unit consisted of one share of common stock of the Company and one-half of one common stock purchase warrant (each whole warrant, a 2025 3-Year Warrant). Each 2025 3-Year Warrant is exercisable to purchase one share of common stock of the Company at a price of $4.20 per share, exercisable for a period of 36 months.
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
•As of September 30, 2025, the Company has received net proceeds of $40.7 million, after deducting underwriting discounts but before deducting $0.4 million of expenses incurred in connection with the June 2025 Offering.
•Additionally, on September 2, 2025, the Company entered into securities purchase agreements with three accredited investors to issue and sell 14,017,056 units of the Company (the “Units”) for a purchase price of $4.2805 per Unit pursuant to a non-brokered private placement. The 2025 Private Placement resulted in a total purchase price of $60.0 million. Each Unit consisted of one share of common stock and one-half of one warrant to purchase one share of common stock. Each Warrant is exercisable to purchase one share of common stock of the Company at a price of $6.00 per share with a two-year exercise period, each whole warrant a 2025 2-Year Warrant, and are subject to mandatory exercise in the event that, during such two-year period, the volume weighted average price of the common stock has been at least $8.00 per share, subject to adjustment, for a period of at least 20 trading days within the 30 trading day period ending on the third business day prior to the date on which notice of the redemption is given, as further detailed in the Warrant. The Company intends to use the net proceeds from the 2025 Private Placement for further exploration, working capital and general corporate purposes.
•In September 2025, 532,625 of the 2025 3-Year Warrants were exercised at the warrant exercise price of $4.20 per warrant, raising additional net proceeds of $2.2 million.
•During the nine months ended September 30, 2025, the Company sold 979,308 shares of common stock through the New ATM Program for net proceeds of $5.5 million.
•As of September 30, 2025, $92.1 million gross sales price of common stock was available for issuance under the New ATM Program.
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

The following table summarizes projected sources of future liquidity, as recorded within the Financial Statements (in thousands):

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$139,094	$49,560
Assets held-for-sale	5,698	5,698
Equity securities	796	454
Receivables	450	369
Total projected sources of future liquidity	$146,038	$56,081
Nine months ended September 30, 2025 compared to nine months ended September 30, 2024
The following table summarizes sources and uses of cash for the following periods (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net loss	$(32,872)	$(48,158)
Net non-cash adjustments	9,770	19,646
Net change in operating assets and liabilities	945	710
Net cash used in operating activities	(22,157)	(27,802)
Net cash provided by investing activities	250	6,139
Net cash provided by (used in) financing activities	112,217	(27,813)
Net increase (decrease) in cash, cash equivalents, and restricted cash	90,310	(49,476)
Cash, cash equivalents, and restricted cash, beginning of period	77,057	132,550
Cash, cash equivalents, and restricted cash, end of period	$167,367	$83,074

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$139,094	$55,834
Restricted cash	28,273	27,240
Cash, cash equivalents, and restricted cash, end of period	$167,367	$83,074
Cash used in operating activities
During the nine months ended September 30, 2025, the Company used $22.2 million of cash in operating activities primarily attributable to a net loss of $32.9 million, the cash impact of which was $23.1 million. Working capital provided $0.9 million of cash, including cash provided by Contract liabilities of $3.9 million, partially offset by cash used by Accounts payable, accrued expenses, and other liabilities of $1.9 million, and cash used by Prepaids and Deposits of $1.0 million. The largest non-cash items included in Net loss for the nine months ended September 30, 2025 was Non-cash interest expense, including accelerated amortization of original issue discount and issuance costs of $9.2 million.
During the nine months ended September 30, 2024, the Company used $27.8 million of cash in operating activities primarily attributable to a net loss of $48.2 million, the cash impact of which was $28.5 million. Working capital provided $0.7 million of cash, including cash provided by Accounts payable, accrued expenses, and other liabilities of $0.4 million. The largest non-cash items included in net loss during the nine months ended September 30, 2024, were Non-cash interest expense, including accelerated amortization of original issue discount and issuance costs of $15.2 million, and non-cash Asset retirement obligation adjustments and accretion of $7.2 million.
Cash (used in) provided by investing activities
For the nine months ended September 30, 2025, investing activities provided cash of $0.3 million, comprised of Proceeds from sale of assets of $0.7 million partially offset by Additions to property, plant, and equipment of $0.4 million.
During the nine months ended September 30, 2024, investing activities generated cash of $6.1 million, comprised of Proceeds from sale of assets of $7.1 million, partly offset by Additions to property, plant, and equipment of $1.0 million.

Cash provided by (used in) financing activities
For the nine months ended September 30, 2025, financing activities provided net cash of $112.2 million that was primarily related to Proceeds from issuance of common stock, net of issuance costs from the Offerings, the exercise of warrants, and the New ATM Program.
During the nine months ended September 30, 2024, financing activities used cash of $27.8 million that was primarily related to principal payments on debt and notes payable of $38.1 million, including the $38.0 million voluntary prepayment of the first lien debt, partially offset by Proceeds from issuance of common stock, net of issuance costs of $10.3 million from the ATM.
Future capital and cash requirements
The following table provides the Company’s gross contractual cash obligations as of September 30, 2025, which are grouped in the same manner as they are classified in the Unaudited Condensed Consolidated Statement of Cash Flows in order to provide a better understanding of the nature of the obligations and to provide a basis for comparison to historical information. The Company believes that the following provides the most meaningful presentation of near-term obligations expected to be satisfied using current and available sources of liquidity (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating activities:
Sprott Royalty Agreement(1)	$241,199	$—	$—	$—	$241,199
Remediation and reclamation expenditures(2)	120,609	22	6,819	—	113,768
Interest payments(3)	2,937	1,763	1,174	—	—
Crofoot Royalty(4)	4,344	—	—	—	4,344
Financing activities:
Repayments of debt principal(5)	164,768	29	164,739	—	—
Total	$533,857	$1,814	$172,732	$—	$359,311
(1)The Company is required to pay a perpetual royalty equal to 1.5% of the net smelter returns from the Hycroft Mine (under the Sprott Royalty Agreement), payable monthly, which also includes an additional amount for withholding taxes payable by the royalty holder. Amounts presented above incorporate mineral resource estimates as reported in the 2023 Hycroft TRS.
(2)Mining operations are subject to extensive environmental regulations in the jurisdictions in which they are conducted, and we are required, upon cessation of operations, to reclaim and remediate the lands that our operations have disturbed. The estimated undiscounted inflated cash outflows of these remediation and reclamation obligations are reflected here. In the above presentation, no offset has been applied for the $58.9 million of our reclamation bonds or for the $28.3 million of cash collateral for those bonds included in Restricted Cash.
(3)Interest payments consist of monthly payments under the Sprott Credit Agreement at the minimum interest rate of 7.5%, monthly interest payments for other debt, and paid in kind interest associated with the subordinated debt paid at maturity.
(4)The Company is required to pay a 4.0% net profit royalty, including advance royalty payments of $0.1 million in any year where mining occurs on the Crofoot claims and an additional $0.1 million if tons mined from the Crofoot claim blocks exceed 5.0 million tons. Amounts shown represent the current estimates of cash payment timing using consensus pricing for gold and silver. See Note 19 – Commitments and Contingencies in the Notes to the Financial Statements for additional information.
(5)Repayments of principal on debt consist of amounts due under the Sprott Credit Agreement, the 10% senior secured notes (collectively, the “Subordinated Notes”), and notes payable for equipment purchases. The repayment of the Subordinated Notes principal includes interest that is paid in-kind, which adds to the outstanding debt principal. See Note 10 – Debt, Net in the Notes to the Financial Statements for additional information.
Debt covenants
The Company’s debt agreements contain representations and warranties, events of default, restrictions and limitations, reporting requirements, and covenants that are customary for agreements of these types.
The Sprott Credit Agreement contains covenants that, among other things, restrict or limit the ability of the Company to enter into encumbrances (other than Permitted Encumbrances), incur indebtedness (other than Permitted Indebtedness), dispose of its assets (other than Permitted Disposals), pay dividends, and purchase or redeem shares, as such terms are defined in the Sprott Credit Agreement. The Sprott Credit Agreement requires the Company to ensure that, at all times, its Working Capital is at least $10.0 million and Unrestricted Cash is at least $15.0 million, as such terms are defined in the Sprott Credit Agreement, and that at least every six months the Company demonstrates its ability to repay and meet all present and future obligations as they become due with a financial model that uses consensus gold prices discounted by 5.0%. The Subordinated Notes include customary events of default, including those relating to a failure to pay principal or interest, a breach of a covenant, representation or warranty, a cross-default to other indebtedness, and non-compliance with security documents. As of September 30, 2025, the Company was in compliance with all covenants under its debt agreements.
Pursuant to the terms of the Sprott Credit Agreement, the Company agreed that while any indebtedness is outstanding under the Sprott Credit Agreement or while the credit facility under the Sprott Credit Agreement remains available to the Company, the Company and guarantors under the Sprott Credit Agreement would not undertake certain corporate actions without the Lender’s prior written consent.
Off-balance sheet arrangements
As of September 30, 2025, the Company’s off-balance sheet arrangements consisted of a net profit royalty arrangement and a net smelter royalty arrangement. See Note 19 – Commitments and Contingencies in the Notes to the Financial Statements for additional information.
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
The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2025, as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2025, to provide such reasonable assurance that information required to be disclosed by us, including our consolidated subsidiaries, in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure and is recorded, processed, summarized, and reported within the time periods specified in SEC’s rules and forms.
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
Changes in Internal Control Over Financial Reporting
There were no significant changes in our internal control over financial reporting during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
During the quarter ended September 30, 2025 and through the filing date of this Quarterly Report on Form 10-Q, there were no material developments to the legal proceedings as disclosed in Part I, Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC on March 5, 2025.

ITEM 1A. RISK FACTORS
As the Company qualifies as a smaller reporting company under Item 10(f) of Regulation S-K, risk factors are not required to be included in a Quarterly Report and, therefore, are omitted from this filing.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
All unregistered sales during the period were previously reported on Current Reports on Form 8-K.
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
(c)During the quarter ended September 30, 2025, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

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

HYCROFT MINING HOLDING CORPORATION (Registrant)

Date: October 27, 2025	By:	/s/ Diane R. Garrett
Diane R. Garrett President and Chief Executive Officer (Principal Executive Officer)

Date: October 27, 2025	By:	/s/ Stanton Rideout
Stanton Rideout Executive Vice President and Chief Financial Officer (Principal Financial Officer and Accounting Officer)