Form 10-K
period 2025-12-31
HYCROFT MINING HOLDING CORP
filed 2026-03-03
CIK 1718405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was $109,132,971.

As of March 2, 2026, there were 91,036,037 shares of the Company’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

HYCROFT MINING HOLDING CORPORATION
Annual Report on Form 10-K

Cautionary Statement Regarding Forward-Looking Statements
Certain statements in this Annual Report on Form 10-K for the year ended December 31, 2025, (“2025 Form 10-K”) may constitute “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended ( the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included herein and public statements by our officers or representatives, that address activities, events or developments that our management expects or anticipates will or may occur in the future are forward-looking statements, including but not limited to such things as future business strategy, plans and goals, competitive strengths and expansion and growth of our business. The words “estimate,” “plan,” “anticipate,” “expect,” “intend,” “believe,” “target,” “budget,” “may,” “can,” “will,” “would,” “could,” “should,” “seeks,” or “scheduled to” and similar words or expressions, or negatives of these terms or other variations of these terms or comparable language or any discussion of strategy or intention identify forward-looking statements. Forward-looking statements address activities, events or developments that the Company expects or anticipates will or may occur in the future and are based on current expectations and assumptions.
These statements involve known and unknown risks, uncertainties, assumptions and other factors which may cause our actual results, performance or achievements to be materially different from any results, performance or achievements expressed or implied by such forward-looking statements. See our other reports filed with the Securities and Exchange Commission (the “SEC”) for more information about these and other risks. You are cautioned against attributing undue certainty to forward-looking statements. Although we have attempted to identify important factors that could cause actual results to differ materially from those described in forward-looking statements, there may be other factors that cause results not to be as anticipated, estimated or intended. Although these forward-looking statements were based on assumptions that the Company believes are reasonable when made, you are cautioned that forward-looking statements are not guarantees of future performance and that actual results, performance or achievements may differ materially from those made in or suggested by the forward-looking statements contained in this 2025 Form 10-K. In addition, even if our results, performance, or achievements are consistent with the forward-looking statements contained in this 2025 Form 10-K, those results, performance or achievements may not be indicative of results, performance or achievements in subsequent periods. Given these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Any forward-looking statements made in this 2025 Form 10-K speak only as of the date of those statements, and we undertake no obligation to update those statements or to publicly announce the results of any revisions to any of those statements to reflect future events or developments. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, see the Risk Factors and the Summary of Risk Factors in Item 1A. Risk Factors of this 2025 Form 10-K.

PART I
ITEM 1. BUSINESS
About the Company
Hycroft Mining Holding Corporation (formerly known as Mudrick Capital Acquisition Corporation) was incorporated under the laws of the state of Delaware on August 28, 2017. In this 2025 Form 10-K, “we,” “us,” “our,” “Company,” “Hycroft,” and “HYMC” refer to Hycroft Mining Holding Corporation and its subsidiaries. We are a U.S.-based gold and silver exploration stage issuer that owns the Hycroft Mine in the prolific mining region of Northern Nevada. The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements (“Financial Statements”) and Notes to the Consolidated Financial Statements included in Part II – Item 8. Financial Statements and Supplementary Data of this 2025 Form 10-K.
Our property, the Hycroft Mine, historically operated as an open-pit oxide mining and heap leach processing operation. It is located approximately 54 miles northwest of Winnemucca, Nevada. Mining operations at the Hycroft Mine were restarted in 2019 on a pre-commercial scale and discontinued in November 2021. Processing of gold and silver ore previously placed on leach pads was completed as of December 31, 2022. In February 2026, Hycroft, along with its third-party consultants, completed and filed the Hycroft Mine Initial Assessment and Technical Report Summary, Nevada, USA with an effective date of January 21, 2026 (the “2026 Hycroft TRS”) and prepared in accordance with the SEC’s Modernization of Property Disclosures for Mining Registrants as set forth in subpart 1300 of Regulation S-K (“Modernization Rules”). The 2026 Hycroft TRS provides an initial assessment of the mineral resource estimate utilizing a milling and pressure oxidation (“POX”) process for sulfide and some transition mineralization and heap leaching process for oxide and some transition mineralization. The 2026 Hycroft TRS superseded and replaced the Hycroft Property Initial Assessment Technical Report Summary Humboldt and Pershing Counties, Nevada, prepared in accordance with the requirements of the Modernization Rules, with an effective date of March 27, 2023 (“2023 Hycroft TRS”), and the mineral resource estimates contained within the 2023 Hycroft TRS should no longer be relied upon. The 2026 Hycroft TRS provides an update to the mineral resource estimate and includes drilling through the end of 2024 and associated assay results received through March 17, 2025. The Company will continue to build on the work to date, incorporate exploration data as it becomes available, and investigate opportunities identified through progressing the technical and data analyses leading up to the 2026 Hycroft TRS and subsequent studies and analyses, and we will provide an updated technical report with economics.
We do not expect to generate revenues from gold and silver sales until after developing the Hycroft Mine and recommencing mining and processing operations, which may require additional funding. See Item 2. - Properties for information regarding the estimated mineral resources at the Hycroft Mine.
Segment Information
The Hycroft Mine is our only operating segment and includes the mine site, exploration, and development activities. Direct support costs account for 100% of the segment’s Operating expenses. Corporate and Other includes corporate General and administrative costs. See Note 18 – Segment information to the Notes to the Consolidated Financial Statements for additional information on our segments.
Principal Products, Revenues, and Market Overview
During the years ended December 31, 2025 and 2024, the Company generated no revenues due to the cessation of active mining operations in November 2021 and processing operations by the end of 2022.
Product Revenues and Customers
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
Gold and Silver Supply and Demand
The supply of gold consists of a combination of current production from mining and metal recycling and the draw-down of existing stocks of gold held by governments, financial institutions, industrial organizations, and private individuals. Based on publicly available information published by the World Gold Council, gold from mine production increased 1% in 2025 compared with 2024 totaling approximately 3,672 metric tons (or 118.0 million troy ounces) and represented approximately 73.4% of the 2025 global gold supply of 5,002 metric tons. According to the World Gold Council, gold demand in 2025 was approximately 5,002 metric tons (or 160.8 million troy ounces) and totaled approximately $552 billion in value. In 2025, gold demand by sector was comprised of jewelry (33%), investments including bar and coins and ETFs (44%), central bank purchases (17%), and technology (6%).
The supply of silver consists of a combination of current production from mining (approximately 81%) and metal recycling and other (approximately 19%). Based on publicly available information, estimated silver from mine production increased approximately 2% in 2025 compared with 2024, totaling approximately 1,031 million troy ounces, and represented approximately 81% of the 2025 global silver supply of 1,031 million troy ounces. Silver demand in 2025 was approximately 1,148 million troy ounces and totaled approximately $36.1 billion in value. In 2025, silver demand by sector was comprised of electrical and electronics (41%), investments (18%), jewelry (17%), other industrial (18%), silverware (4%), and photography (2%).
Gold and Silver Prices
The price of gold and silver is volatile and is affected by many factors beyond our control, including geopolitical events, such as conflicts or trade tensions, the sale or purchase of gold by central banks and financial institutions, inflation or deflation and monetary policies, fluctuation in the value of the U.S. dollar and foreign currencies, global and regional demand, and the political and economic conditions of major gold and silver producing countries throughout the world. The following table presents the annual high, low, and average afternoon fix prices for gold and silver since January 1, 2023, on the London Bullion Market (in U.S. dollars per ounce).

	GOLD PRICES			SILVER PRICES
Year	High	Low	Average	High	Low	Average
2023	$2,150	$1,907	$1,944	$24.43	$22.00	$23.33
2024	$2,786	$1,992	$2,389	$34.75	$22.09	$28.27
2025	$4,449	$2,632	$3,432	$74.84	$29.41	$40.03
2026 (through March 2)	$5,405	$4,353	$4,889	$118.45	$74.22	$87.62
On March 2, 2026, the afternoon fix price for gold and silver on the London Bullion Market was $5,314 per ounce and $94.62 per ounce, respectively.
Competition
The top ten producers of gold comprise approximately one-quarter of total worldwide mined gold production. We are a gold and silver exploration stage issuer with a single property, the Hycroft Mine. We believe the Hycroft Mine has a large gold and silver mineral resource as further outlined in Item 2. - Properties. We have not completed our engineering studies, and we have not fully developed our sulfide material milling and processing studies and, therefore, have not established our long-term production and cost structure. The metals markets are cyclical, and our ability to compete in that market over the long term will be based on our ability to develop and cost-effectively operate the Hycroft Mine in a safe and environmentally responsible manner.
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
Human Capital
At December 31, 2025, we had 51 employees, of which 43 were employed at the Hycroft Mine. Our employees are not represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.
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
We reported no lost time incidents during the year ended December 31, 2025, and achieved 1.4 million work hours without a lost time incident in the fourth quarter of 2025. The Hycroft Mine’s total recordable injury frequency rate (“TRIFR”) for the trailing 12 months, which includes other reportable incidents, is one of the metrics we use to assess safety performance, and it is well below industry averages. During the year ended December 31, 2025, the Company continued its critical focus on safety, including allocating additional personnel, resources, workforce time, and communications to operate safely. These actions contributed to maintaining our TRIFR of 0.00 at both December 31, 2025, and December 31, 2024. The Company remains committed to adapting safety initiatives as necessary to ensure the well-being of our workforce, contractors, and visitors.
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
During the year ended December 31, 2025, the Company received correspondence from regulatory agencies regarding various environmental and reclamation matters, including permit renewals and site compliance, with no material impact on operations. During 2025 and 2024, there were no known material environmental incidents. We did not incur material expenditures for environmental control facilities during 2025 and 2024, and we do not expect to incur any material expenditures for environmental control facilities in 2026.
Reclamation
We are required to mitigate long-term environmental impacts by amending, backfilling, stabilizing, contouring, re-sloping, and re-vegetating various portions of a site after mining and mineral processing are completed, mitigating potential impacts to surface water and groundwater resources. These reclamation efforts will be conducted in accordance with detailed plans, which must be reviewed and approved by the appropriate regulatory agencies. Our reclamation obligations at the Hycroft Mine are secured by surface management surety bonds that meet the financial assurance requirements of the State of Nevada, U.S. Department of the Interior, and the Bureau of Land Management (“BLM”). Our most recent reclamation cost estimate was approved by the BLM and the State of Nevada in July 2020. As of December 31, 2025, our surface management surety bonds totaled $58.9 million, of which $58.3 million secures the financial assurance requirements for the Hycroft Mine, and $0.6 million secures the financial assurance requirements for the adjacent water supply well field, well field monitoring and exploration within the project boundary. The Company began performing reclamation activities on its Crofoot leach pad beginning in 2023 and continued Crofoot reclamation activities in 2024. We currently plan to conduct additional reclamation activities on the Crofoot leach pad in 2027, and we also expect to treat and manage solutions in certain ponds continuing through 2026. No additional material reclamation expenditures are expected to be incurred until after mining and mineral processing are substantially completed. If we incur additional long-term environmental impacts from future mining activities, we will likely have additional reclamation obligations, as well as additional financial assurance requirements. For our existing obligations, as well as any future obligations we may incur, we may choose to engage in reclamation activities before mining and mineral processing are completed, but these expenses are not anticipated to be material to the overall reclamation obligation. When we perform reclamation work in the future, the work will be planned to conform to our mining operations and will be required to be documented when completed under our governing permits. The reclamation obligation would be adjusted accordingly as allowed under current regulations, and the financial assurance requirements would be adjusted to account for the completed reclamation work. If we are required to comply with material unanticipated financial assurance requirements in the future, our financial position could be adversely affected, or our posted financial assurance may be insufficient. For financial information about our estimated future reclamation costs, see Note 9 – Asset retirement obligation to the Notes to the Consolidated Financial Statements for additional information.
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
Our operations and exploration properties are subject to regulation by the Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977, as amended (the “Mine Act”). Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended (the “Dodd-Frank Act”), issuers are required to disclose specified health and safety violations, orders, and citations, related assessments and legal actions, and mining-related fatalities in periodic reports. MSHA inspects our mines on a regular basis and issues various citations and orders when it believes a violation has occurred under the Mine Act. The number of citations and orders charged against mining operations in the U.S., and the dollar penalties assessed for such citations, have generally increased in recent years. The Dodd-Frank Act requires us to provide certain mine safety disclosures that are provided in Part I – Item 4. Mine Safety Disclosures of this 2025 Form 10-K.

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

Information about Our Executive Officers
The names of our executive officers, their respective ages, and positions as of March 2, 2026, are set forth below.

Name	Age	Position(s)
Diane R. Garrett, Ph.D.	66	President, Chief Executive Officer, and Director
Stanton K. Rideout	66	Executive Vice President and Chief Financial Officer
Rebecca A. Jennings	57	Senior Vice President, General Counsel, and Corporate Secretary
David B. Thomas	67	Senior Vice President, General Manager
Diane R. Garrett, Ph.D., began serving as our President, Chief Executive Officer, and director on September 8, 2020, and was Acting Chair of the Board from December 15, 2021, through April 8, 2022. From June 2016 until her appointment with the Company, Ms. Garrett was the President and Chief Executive Officer of Nickel Creek Platinum Corp. (“NCP”), a mining exploration and development company listed on the Toronto Stock Exchange and the OTCQB Market. She has over 30 years of senior management and financial expertise in natural resources. Before joining NCP, she held the position of President and Chief Executive Officer and a director of Romarco Minerals Inc. (“Romarco”) from November 2002 until October 2015, taking the multi-million-ounce Haile Gold Mine project from discovery to construction. OceanaGold, Inc. acquired Romarco in 2015, at which time Ms. Garrett became a director and consultant to OceanaGold, Inc. before joining NCP in June 2016. Before that, she held numerous senior positions in public mining companies, including VP of Corporate Development at Dayton Mining Corporation and VP of Corporate Development at Beartooth Platinum Corporation. Early in her career, Ms. Garrett was the Senior Mining Analyst and Portfolio Manager in the precious metals sector with US Global Investors. Ms. Garrett received her Ph.D. in Engineering and Masters in Mineral Economics from the University of Texas at Austin. The Board determined Ms. Garrett should serve as a director due to her technical expertise and background as a senior executive for mining companies; her significant experience with permitting, developing, and constructing gold mines in addition to capital markets; as well as her success in moving a precious metals mining company from the development stage to the successful producer stage. Ms. Garrett was a director of Novagold Resources Inc., a mineral exploration company operating in the gold mining industry (NYSE American: NG; TSE: NG) until July 21, 2025, and was a director of Ausenco PYT Ltd., a privately held global engineering firm until January 29, 2025.
Stanton K. Rideout has served as our Executive Vice President and Chief Financial Officer since October 2020. He has over 30 years of senior executive experience in the mining and manufacturing industries, including Romarco and Phelps Dodge Corporation. From April 2018 until October 2020, Mr. Rideout was a consulting Chief Executive Officer of Carolina Gold Resources Inc. (“CGR”), a Canadian precious and base metals project-generator company. He joined the Board of CGR in June 2017 and served as Chairman of the Board from July 2018 to June 2023. Before that, Mr. Rideout served as the Senior Vice President and Chief Financial Officer of Romarco from November 2010 through December 2015. After OceanaGold acquired Romarco in September 2015, he provided debt and equity consulting services for a number of mining companies. From January 2008 until May 2008, Mr. Rideout was Executive Vice President and Chief Financial Officer for Swift Transportation Corporation (“Swift”), a large North American truckload carrier. Prior to Swift, Mr. Rideout held various senior finance and accounting positions for over 25 years with Phelps Dodge Corporation. Those roles included Vice President and Treasurer, Vice President and Controller, Investor Relations Officer, and Chief Financial Officer of Phelps Dodge International Corporation. Mr. Rideout earned his Master’s in Business Administration from the University of Evansville and his Bachelor of Science, Business/Finance, from Western Kentucky University. Mr. Rideout is a Certified Public Accountant.
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
Available Information
The Company is a remote-first company and does not maintain corporate headquarters. Our mailing address is P.O. Box 3030, Winnemucca, Nevada 89446. Our telephone number is (775) 304-0260. Our website is www.hycroftmining.com. We use our website as a channel for routine distribution of important information, including news releases, investor presentations and financial information. We also make available, free of charge on our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file these documents with, or furnish them to, the SEC. In addition, we also make publicly available, free of charge, our corporate governance information (including our Code of Business Conduct & Ethics and our Code of Conduct and Ethics for Senior Financial Officers). The SEC filings are available by selecting “Investors,” and corporate governance materials are available by selecting “Sustainability” then “Our Governance.” Our website also allows investors and other interested persons to sign up to receive automatic email alerts when we post news releases and financial information on our website. The information on the Company’s website is included as an inactive textual reference only and is not a part of, or incorporated by reference in, this Annual Report on Form 10-K.
The SEC maintains a website at www.sec.gov that also contains annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy and information statements and other information regarding Hycroft and other issuers that file electronically with the SEC.
Paper copies of the above referenced information will be furnished to any stockholder upon request, free of charge, by calling (775) 304-0260 or by written request to our mailing address referenced above.

ITEM 1A. RISK FACTORS
You should carefully review and consider the following risk factors and the other information contained in this 2025 Form 10-K. Investing in the Company’s common stock or warrants is speculative and involves a high degree of risk due to the nature of the business and the present stage of exploration and advancement of the Company’s mineral properties. The Company may face additional risks and uncertainties that are not presently known, or that are currently deemed immaterial, which may also impair the Company’s business or financial condition. If any of those risks occur, the business, financial condition, and results of operations would suffer. The risks discussed below also include forward-looking statements, and actual results may differ substantially from those discussed in these forward-looking statements. See also Cautionary Statement Regarding Forward-Looking Statements in this 2025 Form 10-K. The following discussion should be read in conjunction with the Financial Statements and Notes.
Risks Related to Changes in the Hycroft Mine’s Operations
Risks Related to The Hycroft Mine
Hycroft is not currently in commercial production, and we may never restart production or generate positive cash flow from the mine.
We have mineral resources at the Hycroft Mine, but the Hycroft mine may not be returned to production. We are not currently conducting commercial mining operations, and there is no assurance that our estimated mineral resources will ever be mined or, if mined, processed profitably. We do not have a definitive restart plan or timeline. Any decision to resume production will depend on many factors largely beyond our control, including metal prices, the availability and cost of development capital, and applicable regulatory and environmental requirements.
The figures for the Company’s mineral resources are estimates based on interpretation and assumptions, and the Hycroft Mine may yield less mineral production or less profit under actual conditions than is currently estimated.
Unless otherwise indicated, mineral resource figures in the Company’s filings with the SEC, press releases, and other public statements made from time to time are based upon estimates made by the Company’s personnel and independent geologists. These estimates are imprecise and depend on geologic interpretation and statistical inferences drawn from drilling and sampling analyses, which may prove inaccurate. There can be no assurance that mineral resources or other mineralization figures will be accurate or that this mineralization could be mined or processed profitably.
Because the Company has not completed a preliminary feasibility study or a feasibility study, mineral resource estimates may require adjustments or downward revisions based on further exploration or advancement work, or actual production experience. In addition, the grade of ore ultimately mined, if any, may differ from that indicated by drilling results. There can be no assurance that recovery of minerals in small-scale tests will be duplicated in larger-scale tests under on-site conditions or in production scale.
Until mineral resources are mined and processed, the quantity of ore and grades must only be considered an estimate. In addition, the quantity of mineral resources may vary depending on metal prices, which largely determine whether mineral resources are classified as ore (economic to mine) or waste (uneconomic to mine). Current mineral resource estimates were calculated using $3,100 per ounce of gold and $36.00 per ounce of silver. A material decline in the current price of gold or silver, or material changes in processing methods or cost assumptions, could require a reduction in mineral resource estimates. Any material reductions in estimates of mineral resources, or of the Company’s ability to upgrade these mineral resources to mineral reserves and extract these mineral resources, could have a material adverse effect on the Company’s prospects and restrict its ability to successfully implement strategies for long-term growth. In addition, the Company cannot provide assurances that gold and silver recoveries experienced in small-scale laboratory tests will be duplicated in larger-scale tests under on-site conditions or during production.
The Company has not completed a feasibility study for the Hycroft Mine.
On February 18, 2026, the Company completed and issued the 2026 Hycroft TRS with an effective date of January 21, 2026, that superseded the 2023 Hycroft TRS. Both technical report summaries reflected an initial assessment supporting the disclosure of mineral resources.
The 2026 Hycroft TRS does not support the disclosure of mineral reserves, nor can there be any assurance that we will be able to do so in the future. A mineral reserve is defined by the SEC in the Modernization Rules as an estimate of tonnage and grade or quality of indicated and measured mineral resources that, in the opinion of the qualified person, can be the basis of an economically viable project. More specifically, it is the economically mineable part of a measured or indicated mineral resource, which includes diluting materials and allowances for losses that may occur when the material is mined or extracted. Mineral reserves under the Modernization Rules must be based upon a qualified person’s preliminary feasibility study or feasibility study, which includes and supports the qualified person’s determination of mineral reserves. Likewise, it should not be assumed that any mineral resources identified in the 2026 Hycroft TRS will ever be converted into mineral reserves.

There is no assurance that a feasibility study will be completed or that it will demonstrate economics sufficient to justify construction and commercial operations.
The Company may not be able to successfully establish mining operations or profitably produce precious metals.
The Company may not be able to successfully establish mining operations or profitably produce precious metals. The Company currently has no commercial mining operations or sustaining revenues from the exploration, development and care and maintenance operations at the Hycroft Mine. Mineral exploration and advancement involve a high degree of risk, with relatively few properties ultimately becoming producing mines. Advancing the Hycroft Mine will require obtaining permits, financing, and constructing mining and processing facilities and related infrastructure. The Company’s ability to establish profitable operations will depend on numerous factors, including construction timing and cost; availability and cost of skilled labor, equipment, and refining arrangements; timely receipt of environmental and other governmental approvals; access to sufficient capital; effective management of an expanded workforce and contractors; potential community or stakeholder opposition; and increases in construction and operating costs, including for fuel, power, labor, supplies, foreign exchange, and tariffs. New mining operations often face unforeseen problems and delays during advancement, construction, commissioning, ramp-up, and the start of production. As a result, there are no assurances that, if we decide to initiate construction or mining activities, we will successfully establish operations or profitably produce gold and silver at the Hycroft Mine.
The Company is dependent on the Hycroft Mine.
The Hycroft Mine is currently our only mineral property. Any adverse development affecting our operations and exploration and development at the Hycroft Mine may have a material adverse effect on our business.
The Company cannot be certain that future exploration and development activities will be commercially successful.
Substantial expenditures are required to construct and operate the Hycroft Mine, including additional equipment and infrastructure that is typically seen in milling and processing operations to allow for the extraction of gold and silver from the mineral resource, and to further develop the Hycroft Mine to establish mineral reserves and identify new mineral resources through exploration drilling and analysis. In 2026, the Company intends to complete additional exploration work, focusing on higher-grade opportunities; conduct trade-off studies using results from the 2022-2026 drill program and the variability test work program; and conduct analyses of alternatives. The Company cannot provide any assurance that an economic process can be developed for the mineral resource using POX, roasting or other processes for sulfide material, that any mineral resources discovered will be in sufficient quantities and/or grades to justify commercial operations or that the funds required for development can be obtained on a timely or economic basis.
Many factors affect successful project development, including, but not limited to, costs, actual mineralization, consistency and reliability of ore grades, commodity and reagent quantities and prices, efficient operation of processing facilities, hiring and retaining competent operational management, and appropriately skilled and experienced employees and consultants.
Industry-Related Risks
Gold and silver prices are volatile.
Gold and silver are commodities. Commodity prices fluctuate and are affected by many factors beyond the Company’s control, including interest rates, expectations regarding inflation, speculation, currency values, central bank activities, governmental decisions regarding the disposal of precious metals stockpiles, global and regional demand and production, political and economic conditions and other factors. The prices of gold and silver, as quoted by The London Bullion Market Association on December 31, 2025 and December 31, 2024, were $4,307.95 and $2,610.85 per ounce for gold, respectively, and $71.90 and$28.91 per ounce for silver, respectively. The prices of gold and silver may decline in the future. A substantial or extended decline in gold or silver prices may materially adversely affect the Company’s business, including:
•halting, delaying, modifying, or canceling plans for the mining of oxide, transitional, and sulfide ores or the development of new and existing projects;
•reducing existing mineral resources by removing ore from mineral resources that can no longer be economically processed at prevailing prices;
•causing the Company to recognize an impairment to the carrying values of its long-lived assets; and
•negatively impact our ability to raise capital on favorable terms, or at all.
Competition for skilled employees and contractors may adversely affect our operations.
The Company faces intense competition in recruiting and retaining employees and contractors. The mining industry competes aggressively for skilled personnel and specialized contractors, and many larger companies have greater financial and technical resources than we do. If we cannot attract and retain qualified managerial and technical employees and contractors, our exploration, development, and operations could be delayed or suspended, adversely affecting our financial condition and results of operations.
Loss of key management could adversely affect our strategy and execution.
Our future progress depends heavily on the continued service of key members of senior management, including Diane Garrett (President and Chief Executive Officer) and Stanton Rideout (Executive Vice President and Chief Financial Officer). The loss of either executive, or our ability to recruit and retain additional management and technical personnel needed to execute our plans, could delay or curtail our exploration, development, and growth initiatives.
Reliance on contractors and consultants could disrupt operations and increase costs.
We rely on third-party contractors and consultants for portions of our exploration and development activities. This reliance exposes us to risks largely outside our control, including performance failures or disputes, reduced operational control, difficulty replacing providers, contractor insolvency or business interruption, non-compliance with legal or regulatory requirements, and contractor workforce or labor issues. We may also incur liability to third parties arising from the actions of contractors or consultants. Any of these risks could increase costs, delay or interrupt activities, and adversely affect our liquidity and results of operations.
Equipment and supply constraints could delay operations and increase costs.
Our exploration and development activities depend on the availability and timely delivery of equipment, parts, and supplies. Shortages or delivery delays could disrupt activities, increase costs, and delay exploration and development efforts at the Hycroft Mine.
Mining, exploration, development and processing operations pose inherent risks and costs that may negatively impact the Company’s business.
These operations involve significant risks and uncertainties, including metallurgical or other processing problems; ground or slope failures; industrial accidents; unusual or unexpected rock formations or water conditions; environmental contamination or leakage; flooding and periodic interruptions from inclement or hazardous weather conditions or other acts of nature; fires; seismic activity; supply and transportation interruptions; pandemics that adversely affect the availability of workforces and supplies; mechanical equipment failure and facility performance problems; and the availability of skilled labor, critical materials, equipment, reagents, and consumable items. Any of these events could damage or destroy the Company’s properties or production facilities, cause personal injury or death, result in environmental damage, delay mining or processing, increase production costs, require long-lived asset impairments, lead to monetary losses and legal liability, and materially adversely affect future exploration and development plans, the Company’s ability to raise additional capital, and/or the Company’s financial condition, results of operations and liquidity.
Environmental regulations may increase costs and expose us to significant liability.
Environmental laws and regulations may require us to incur significant costs, including remediation, monitoring, and compliance expenditures, which could reduce funds available for operations and development. Environmental standards and remediation requirements may vary, remediation costs may exceed accruals, and the timing of such costs may differ materially from expectations. If we are unable to fully remedy an environmental violation or release, we could be required to suspend operations or implement interim compliance measures. In addition, governmental authorities and private parties may bring claims related to environmental, health or safety impacts of our past or current operations, which could result in fines, penalties, remediation obligations, injunctive relief, civil or criminal sanctions, and mine closure or post-closure restoration costs. Any of these outcomes could adversely affect our business, financial condition, results of operations, and liquidity.
Government permits are difficult to obtain and maintain, and failure to obtain, renew, or comply with required permits could delay or prevent development.
We must obtain and renew governmental permits for our current limited operations at the Hycroft Mine, and additional permits are needed to pursue any future development plans, including mining sulfide ores. Permitting and renewals are complex and time-consuming, and costly, and outcomes depend upon factors beyond our control, including regulatory interpretation and third-party participation in environmental reviews. We may be unable to obtain or renew permits on a timely basis or at all, and related costs may exceed the Company’s estimates. Failure to comply with permit terms could result in fines, injunctions, permit suspension or revocation, or other penalties. Permitting or compliance delays and costs could require changes to future mine plans, delay or halt development, and increase development or operating costs, adversely affecting our business, financial condition, results of operations, and liquidity.
Failure to comply with environmental regulations could result in penalties, increased costs, and operational delays.

Although we are not currently conducting active mining operations at the Hycroft Mine, our facilities, prior operations, and any future development plans are subject to extensive federal and state environmental regulations, including CERCLA, RCRA, the Clean Air Act, NEPA, the Clean Water Act, the Safe Drinking Water Act, FLPMA, and the Bald and Golden Eagle Protection Act, as well as oversight by multiple regulatory authorities, including the EPA, NDEP, the U.S. Fish and Wildlife Service, BLM, and the Nevada Department of Wildlife. These laws and regulations require us to obtain and maintain permits, approvals, and licenses, and to comply with operational standards applicable to development and production activities. For example, we are required to maintain a Nevada Reclamation Permit, which mandates concurrent and post-mining reclamation and the posting of reclamation bonds sufficient to cover reclamation costs. Increases in bonding requirements could materially affect our financial position, results of operations, cash flows and liquidity. In addition, habitat designations by the U.S. Fish and Wildlife Service for threatened or endangered species could impose additional land-use restrictions and materially delay or restrict access to areas needed for development, as has occurred in connection with permits related to eagle habitat. Failure to obtain required permits or to comply with applicable environmental regulations could result in delays in initiating or expanding exploration or future operations, increased investigation or remediation costs, penalties for non-compliance or pollutant discharges, and additional closure, reclamation, or bonding obligations, any of which could materially adversely affect our financial performance, results of operations, and liquidity.
Compliance with current and future government regulations could increase costs and limit operations.
Our activities are subject to extensive federal and state laws and regulations covering, among other matters, mine safety and occupational health, labor standards, exploring and mining, hazardous substances and explosives, natural resource management, land and water use, air emissions, waste disposal, environmental review, and taxes. Although we have ceased mining at the Hycroft Mine, ongoing compliance obligations and any future exploration or development activities may require significant expenditures. New regulations or more stringent interpretation or enforcement of existing requirements could further increase costs and adversely affect our financial position, results of operations, and liquidity, and we may be unable to adapt to such changes on a timely or cost-effective basis. Violations could result in substantial fines, penalties, or other sanctions, or restrictions on – or shutdown of future operations.
Title uncertainties could impair our rights at Hycroft and jeopardize the business.
Hycroft includes private mineral rights, leases, patented claims, and unpatented mining claims on BLM-administered lands, for which we hold only possessory title. Title to unpatented claims involves inherent uncertainties (including mineral discovery, proper location and maintenance, boundary marking, and potential conflicting claims). Our rights to mine and use the surface are conditioned on environmental review and permitting, and legal title to the land remains with the United States. We risk forfeiture of unpatented claims to the United States or competing claimants if statutory requirements are not met. In addition, a moratorium since October 1994 has limited our ability to obtain fee title through mineral patents, and if we do not obtain fee title, we cannot assure that we would receive compensation if claims are forfeited. Title defects or challenges could require us to compensate third parties, reduce or lose our interests, and divert management attention from operations.
Insurance may not cover all risks of our business.
Mining involves significant hazards, including environmental incidents, industrial accidents, unexpected geological conditions, slope failures, flooding, earthquakes and weather-related interruptions. These events could cause property or equipment damage, personal injury or death, environmental harm, asset impairments, monetary losses, and legal liability. Insurance that fully covers these risks is often unavailable or prohibitively expensive, and we may choose not to obtain certain coverage. As a result, we could incur substantial uninsured or underinsured losses that could adversely affect our operations, cash flows, and financial condition.
Proposed changes to U.S. mining law could increase costs and reduce the economic viability of our unpatented mining claims.
Members of Congress have periodically introduced legislation that would modify the Mining Law of 1872, including proposals to limit or eliminate mineral patent rights and to impose federal royalties on production from unpatented mining claims. Because a majority of our Hycroft mining claims are unpatented, any such legislation could increase the cost of holding and developing these claims and adversely affect the economics of any future operations on federal lands. We cannot predict the timing, terms, or impact of any such legislation, and its enactment could materially adversely affect our financial performance and results of operations.
Climate change, related regulation, and other systemic disruptions could increase costs and disrupt operations.
Climate change and related regulatory responses may adversely affect our business. Governments have introduced or are considering regulations addressing climate change that could increase our costs and those of our suppliers, including costs related to energy, equipment, environmental monitoring, reporting, and compliance, and could reduce our competitiveness relative to companies operating in less regulated jurisdictions. Increased public and investor focus on climate-related impacts could also result in reputational harm, even in the absence of new regulation.
In addition, the physical effects of climate change, including changes in rainfall patterns, storm intensity, water availability, and temperature, could adversely affect exploration and future mining activities, increase construction and operating costs, and affect processing conditions, including ore moisture levels and leach pad performance.
Public health events or other widespread disruptions could also adversely affect our operations by limiting labor availability, disrupting supply chains, restricting access to contractors or materials, or delaying exploration or development activities. Any of these events could increase costs, delay operations, and adversely affect our business, financial condition, and results of operations.
Business-Related Risks
The Company may need to raise additional capital, which may not be available on favorable terms or at all.
The exploration and development of the Hycroft Mine for mining and processing mineral resources will require significant investment. Failure to obtain sufficient financing may result in the delay or indefinite postponement of exploration, development, or production at the Hycroft Mine.
The Company’s primary future cash requirements for 2026 will be to fund working capital needs, capital and project expenditures, and other corporate expenses so the Company can continue to develop the Hycroft Mine by conducting targeted exploration drilling and completing the necessary technical studies to determine the likely timeline to bring the sulfide mineral resources into commercial-scale operation. As of December 31, 2025, the Company had unrestricted cash of $181.7 million. Stockholders are cautioned that expectations regarding the Company’s liquidity and capital resources are based on a number of assumptions that are believed to be reasonable but could prove to be incorrect. For example, the Company’s expectations are based on assumptions regarding commodity prices, anticipated processing recoveries, anticipated costs, and other factors that are subject to risks, many of which are beyond the Company’s control. If the Company’s assumptions prove to be incorrect, it may require additional financing sooner than expected to continue operating the business, which may not be available on favorable terms or at all, and could have a material adverse effect on the Company’s results of operations, financial condition, and liquidity.
Hycroft Mine reclamation obligations may be costly and may require financial assurance
Land reclamation obligations applicable to mining operations are intended to mitigate the long-term effects of land disturbance and may require, among other things, controlling dispersion of potentially deleterious effluents, treating ground and surface water to drinking water standards, and reasonably re-establishing pre-disturbance landforms and vegetation. Meeting reclamation obligations at the Hycroft Mine requires the Company to allocate financial resources that could otherwise be used for exploration and development. Although the Company has recorded a provision for its reclamation obligations as appropriate, the provision may be inadequate, and any unanticipated reclamation work could adversely affect the Company’s financial position.
In addition, U.S. federal and state laws and regulations require the Company to maintain financial assurance sufficient for a third party to implement approved reclamation plans for the Hycroft Mine if the Company is unable to do so. Third-party financial assurances may be unavailable, or the Company may elect not to obtain them due to high costs; associated collateral requirements may be too expensive; or it may be commercially impractical, any of which could materially adversely affect the Company’s financial position.
Future litigation could adversely affect our business and results of operations.
We may be subject to lawsuits, regulatory actions, or other legal or administrative proceedings arising in the ordinary course of business. Such matters can be costly, time-consuming, and disruptive, and may require significant management attention and resources. Although we maintain insurance to mitigate certain litigation-related costs, such insurance may be insufficient, unavailable on acceptable terms, or unavailable at all. Judgments, settlements, penalties, fines, or defense costs that are not fully covered by insurance could adversely affect our business, financial condition, and results of operations.
Cybersecurity incidents involving our data or systems or disruptions or failures of our information technology systems or those of third parties could adversely affect our operations.
We rely on information and operational technology systems to conduct our business. These systems are subject to disruption, damage, or failure from a variety of causes, including cybersecurity incidents, cyberattacks, malware, unauthorized access, security breaches, natural disasters, and design or implementation defects. Cybersecurity incidents may result in system outages, data loss or corruption, unauthorized disclosure of information, extortion, and other misuse of systems or networks. In addition, failures or delays in the implementation or integration of new or upgraded systems could disrupt operations, result in financial losses, or adversely affect the effectiveness of our internal controls over financial reporting. Any of these events could lead to increased costs, regulatory investigations or actions, litigation, and cause operational delays or downtime and could materially adversely affect our financial condition, results of operations, and cash flows.
A significant stockholder may exert substantial influence over the Company, which could limit changes in control and adversely affect other stockholders.
As of December 31, 2025, 2176423 Ontario Limited, an entity affiliated with Eric Sprott, beneficially owned approximately 38% of our outstanding voting securities and holds warrants to acquire additional shares, subject to applicable ownership limitations. As a result of this ownership position, Mr. Sprott may be able to exert significant influence over matters requiring stockholder approval and over the direction of our business. This influence could delay or prevent a change in control of the Company or result in the entrenchment of management or the Board of Directors, thereby conflicting with the interests of other stockholders and adversely affecting the market price of our common stock.
Risks related to the Company’s Common Stock and Warrants
The market prices and trading volume of shares of the Company’s common stock have experienced, and may continue to experience, extreme volatility, which could cause purchasers of the Company’s common stock to incur substantial losses.
The market prices and trading volume of shares of the Company’s common stock have experienced, and may continue to experience, extreme volatility, which could cause purchasers to incur substantial losses. For example, during 2025, the market price of the Company’s common stock fluctuated from an intra-day low of $2.00 per share on January 13, 2025 to an intra-day high of $29.80 on December 23, 2025, and the last recorded sales price of the Company’s common stock on Nasdaq on March 2, 2026, was $53.38 per share.
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
•Extreme fluctuations in the market price of the Company’s common stock have been accompanied by reports of strong and atypical retail investor interest, including on social media and online forums. The market volatility and trading patterns the Company has experienced create several risks for stockholders, including the following:
▪the market price of the Company’s common stock has experienced and may experience in the future rapid and substantial increases or decreases unrelated to the Company’s financial performance or prospects or macro or industry fundamentals, and substantial increases may be significantly inconsistent with the risks and uncertainties the Company continues to face;
▪factors in the public trading market for the Company’s common stock include the sentiment of retail investors (including as may be expressed on financial trading and other social media sites and online forums), the direct access by retail investors to broadly available trading platforms, the amount and status of short interest in the Company’s securities, access to margin debt, trading in options and other derivatives on the Company’s common stock and any related hedging and other trading factors;
▪the Company’s market capitalization, as implied by various trading prices, has at times reflected valuations that diverge significantly from those seen prior to recent volatility, and to the extent these valuations reflect trading dynamics unrelated to the Company’s financial performance or prospects, purchasers of its common stock could incur substantial losses if there are declines in market prices driven by a return to earlier valuations; and
▪to the extent volatility in the Company’s common stock is caused, as has widely been reported, by a “short squeeze” in which coordinated trading activity causes a spike in the market price of the Company’s common stock as traders with a short position make market purchases to avoid or to mitigate potential losses, stockholders purchase at inflated prices unrelated to the Company’s financial performance or prospects, and may thereafter suffer substantial losses as prices decline once the level of short-covering purchases has abated.
The market price of the Company’s shares of common stock and publicly traded warrants may fluctuate widely.

The trading price of the Company’s common stock and warrants listed for trading may fluctuate substantially and may be lower than their current prices. The market prices and trading volume of shares of the Company’s common stock have experienced, and may experience in the future, extreme volatility, which could cause purchasers of the Company’s common stock to incur substantial losses. The Company may continue to incur rapid and substantial increases or decreases in its stock price in the foreseeable future that may not coincide in timing with the disclosure of news or developments by or affecting the Company. Accordingly, the market price of shares of the Company’s common stock may fluctuate dramatically and may decline rapidly, regardless of any developments in the Company’s business. Overall, there are various factors, many of which are beyond the Company’s control, that could negatively affect the market price of the Company’s common stock or result in fluctuations in the price or trading volume of the Company’s common stock, including:
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
Third-party public information about us may be inaccurate and could affect our stock price.
We have received, and may continue to receive, significant third-party media coverage, including through blogs, articles, online forums, message boards, and social media, that is not attributable to our directors, officers, or employees. Such information may be inaccurate or misleading and could influence trading activity and the market price of our common stock, potentially causing stockholders to incur losses. Investors should rely only on information contained in our filings with the SEC when evaluating an investment in our securities.
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
Stock price volatility could result in securities litigation.
Significant volatility in the trading price of our common stock may increase the likelihood of securities class action litigation. Any such litigation could be costly, divert management attention, and adversely affect our business, financial condition, and results of operations.
We do not expect to pay dividends on our common stock.
We have never paid dividends on our common stock and do not currently expect to do so, as we intend to retain available funds to support the development and growth of our business. As a result, stockholders should not rely on dividend income and any return on investment will depend on appreciation in the market price of our common stock, which may not occur.
Future issuances of debt or preferred equity could subordinate common stock and reduce its market price.
We may raise capital through debt or preferred equity financings. These securities could be senior to our common stock in liquidation and, in the case of preferred stock, could include distribution or liquidation preferences that limit distributions to common stockholders. The timing and terms of any such financings are uncertain, and future issuances could adversely affect the market price of our common stock.
There is no guarantee that the Company’s outstanding warrants will ever be in the money, and they may expire worthless.
The Company’s outstanding warrants have a strike price that is lower than the last recorded sale price of the Company’s common stock on Nasdaq on December 31, 2025. Specifically, the Company has 46,816,480 warrants outstanding that expire on March 15, 2027 that entitle holders to purchase one-tenth share of the Company’s common stock at an exercise price of $1.068 per share, and 4,823,900 warrants outstanding that expire on June 13, 2028 that entitle holders to purchase one share of the Company’s common stock at an exercise price of $4.20 per share. Also, the March 15, 2027, warrants can be exercised on a cashless basis. In the future, the sale price of the Company’s common stock may be higher than the warrant strike price and the warrants could expire worthless.

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
We are a “smaller reporting company,” and reduced disclosure requirements may make our common stock less attractive.
We qualify as a “smaller reporting company,” and may continue to do so for the foreseeable future. As a result, we may provide reduced public disclosure compared to larger reporting companies, including fewer years of audited financial statements and scaled executive compensation and other disclosures. Investors may view our securities as less attractive as a result, which could adversely affect the market price and liquidity of our common stock.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
Risk Management and Strategy
Our comprehensive risk management strategy for the assessment, identification and management of significant risks stemming from cybersecurity threats involves a systematic evaluation of potential threats, vulnerabilities, and their potential impacts on our organization’s operations, data, and systems.
Our cybersecurity risk management program is integrated into our overall enterprise risk management program and shares common methodologies, reporting channels, and governance processes that apply across the enterprise risk management program, including legal, compliance, strategic, operational, and financial risk areas.
The cybersecurity risk management program includes:
• Risk assessments designed to help identify cybersecurity risks to our critical systems, information, and broader enterprise IT environment;
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
•A cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•A risk management process for third-party service providers, suppliers and vendors, including a vetting process and ongoing monitoring mechanisms designed to ensure compliance with cybersecurity standards.
As of the date of this 2025 Form 10-K, the Company is not aware of any cybersecurity incidents, that have had a materially adverse effect on our operations, business, results of operations, or financial condition.
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
Management is responsible for assessing and managing our risks from cybersecurity threats. Management has primary responsibility for our overall cybersecurity risk management program and supervises both the internal cybersecurity personnel and external cybersecurity consultants. The leader of Hycroft’s internal cybersecurity risk management program, the Information Systems Manager, has 22 years of experience leading cybersecurity oversight and has extensive experience with information technology, including security, auditing, compliance, systems, and programming.
The management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel, threat intelligence and other information obtained from governmental, public or private sources, including external consultants; and alerts and reports produced by security tools deployed in the IT environment. Our cybersecurity incident response plan governs our assessment and response upon the occurrence of a cybersecurity incident, including the process for informing senior management and our Board of Directors.
ITEM 2. PROPERTIES
The Company’s sole property is the Hycroft Mine, a gold and silver operation located 54 miles northwest of Winnemucca, spanning Humboldt and Pershing counties in Nevada. The mine is accessible via Nevada State Route 49 (Jungo Road), an all-weather, unpaved route maintained in part by both Humboldt County and the Company.
The property consists of patented claims and unpatented lode, and placer mining claims covering approximately 64,000 acres. On-site facilities include two administration buildings, a mobile maintenance shop, a light vehicle maintenance shop, a laboratory, a warehouse, leach pads (Jungo and Brimstone), primary, secondary, and tertiary crushing systems, two Merrill-Crowe process plants, and a refinery (all as further detailed below).

The Hycroft Mine operates under permits authorized by the BLM, NDEP, NDOW, Nevada Division of Water Resources, and various county agencies.
The information that follows relating to the Hycroft Mine is derived, for the most part, from, and in some instances is an extract from, the 2026 Hycroft TRS with an effective date of January 21, 2026. Portions of the following information are based on assumptions, qualifications and procedures that are not fully described herein. Reference should be made to the full text of the 2026 Hycroft TRS, as previously filed with the SEC on February 18, 2026 and incorporated herein by reference and made a part of this 2025 Form 10-K.
Overview and Highlights
The 2026 Hycroft TRS reflects an updated initial assessment supporting the disclosure of mineral resources at the Hycroft Mine. It outlines plans to process sulfide and some transition mineralization using a milling and pressure oxidation (POX) process, while oxide mineralization and other transitional mineralization will be processed through heap leaching. The 2026 Hycroft TRS was prepared by third-party qualified persons, including Ausenco Engineering South USA, Inc. (“Ausenco”), Independent Mining Consultants, Inc. (“IMC”), WestLand Engineering & Environmental Services, Inc. (“WestLand”), and Hycroft Mining Holding Corporation, in accordance with the Modernization Rules. The report reflects updated findings and supersedes the 2023 Hycroft TRS, which should no longer be relied upon.
During 2023 through 2025, the Company advanced metallurgical testing to improve gold and silver recoveries from sulfide-bearing material. This work included studies on crushing, grinding, flotation variability, pressure oxidation, carbon-in-leach, dewatering, and tailings compaction. These efforts also explored potential byproducts to enhance revenue streams and optimize the deposit’s economic potential.
The Hycroft Mine’s contained measured and indicated mineral resources include 16.4 million ounces of gold and 562.6 million ounces of silver, and contained inferred mineral resources of 5.0 million ounces of gold and 132.8 million ounces of silver. These mineral resources include oxide, transitional, and sulfide material.
The Company will continue to evaluate the opportunities identified in the 2026 Hycroft TRS and future technical report summaries will be issued when appropriate, as the Company further refines its analysis and explores additional opportunities.
Hycroft Mine
For a detailed discussion of the Hycroft Mine’s operating and production data, see Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Hycroft Mine.
The Hycroft Mine is an exploration stage property. The Hycroft Mine and related facilities are located approximately 54 miles northwest of Winnemucca, Nevada. Winnemucca, a city with a population of approximately 8,431 (2020 Census data), is a community on Interstate 80, 164 miles northeast of Reno. The mine property straddles Townships 34, 35, 35½, and 36 North and Ranges 28, 29, and 30 East with its central coordinates at approximately latitude 40°52’ north and longitude 118°41’ west. It is situated on the western flank of the Kamma Mountains, near the eastern edge of the Black Rock Desert.
The following shows the location of our property.

Additionally, the following map shows the current property and facilities layout.

Railroad
Jungo Road
New
Leach Pad
Proposed
Rail Spur
North
Merrill-Crowe
Brimstone
Merrill-Crowe
Admin,
Warehouse,
Maintenance
Bay
Brimstone
Leach Pad
Crushing
Facility
Central
Brimstone
Central Fault
East Fault
Vortex
Camel
N
State Route 49 (Jungo Road)
Main East-West Railway (Union Pacific)

The town is currently served by roads, a transcontinental railroad and a municipal airport. Access to the Hycroft Mine from Winnemucca is via Nevada State Route 49 (Jungo Road), a well-maintained, unpaved road, and a short access road leading to the mine’s main entrance. Within the property, well-maintained mine and exploration roads provide access throughout the property. Additional access routes are available from Imlay, Gerlach, and Lovelock, by unpaved roads intersecting Interstate 80 and Nevada State Route 447.
The majority of the Hycroft Mine’s workforce resides in the Winnemucca area. The site receives electrical power from NV Energy through the northwestern Nevada power grid. Initial surveys indicate that Winnemucca has the necessary infrastructure, including shopping, emergency services, and schools, to support the maximum workforce and dependents. The Hycroft Mine currently has water rights, which are believed to be adequate to support potential future operations.

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
The mine consists of 25 patented claims covering approximately 1,855 acres and 3,249 unpatented lode and placer claims spanning roughly 62,298 acres, totaling approximately 64,000 acres including the May 15, 2023 acquisition of a 50% undivided interest in three additional patented claims, adding approximately 61 acres. Patented claims occupy private land, while unpatented claims are located on public lands managed by the BLM. These claims are subject to U.S. federal and Nevada state regulations.
To maintain the patented claims in good standing, annual property tax payments must be made to the county in which the claims are held. To maintain unpatented claims in good standing, a notice of intent to maintain the claims must be filed with the county, along with annual mineral claim filing fees to the BLM. Filing fees for these claims amounted to $0.7 million and $0.6 million for the years ended December 31, 2025 and 2024, respectively. As long as we file the annual notice and pay the claim filing fees, there is no expiration date for our unpatented claims.
The Hycroft Mine is subject to a perpetual royalty payment equal to 1.5% of Net Smelter Returns, as defined in the Sprott Royalty Agreement, the (“Sprott Royalty Agreement”). There is no expiration or limit on the total amount payable under the Sprott Royalty Agreement. Until January 2026, a portion of the Hycroft Mine was subject to an agreement that required payment of a 4% net profit royalty on certain patented and unpatented mining claims, however, the net profit royalty is no longer in effect.
The Hycroft Mine was formerly known as the Crofoot-Lewis open pit mine, which was a small heap leaching operation that commenced in 1983. Vista Gold Corp., a corporation incorporated under the laws of the Yukon Territory (“Vista”), acquired the Crofoot-Lewis claims and mine in 1987 and 1988. During this first operating period, the mine produced over 1.0 million ounces of gold and 2.5 million ounces of silver. The mine production continued until it was placed on a care and maintenance program in December 1998 due to low gold prices. Hycroft Mining Corporation (“HMC”) acquired the Hycroft Mine in 2007 pursuant to an agreement which Vista transferred its Nevada mining properties to HMC’s predecessor. HMC restarted the Hycroft Mine in 2008 and suspended mining operations on July 8, 2015. During 2016, HMC was actively processing and producing gold from the ore within the heap leach pads. On January 1, 2017, HMC went into a care and maintenance mode when it stopped adding lime to the leach pads and continued to operate in a care and maintenance mode throughout 2017 and 2018. Prior to restarting operations, production of gold and silver was a byproduct of HMC’s maintenance activities on the Hycroft Mine. In December 2018, HMC began restart activities, including the rehabilitation of the crushing facility and construction of a new leach pad, with active mining operations beginning in the second quarter of 2019 with six haul trucks, two hydraulic shovels, and one wheel loader. Initial gold and silver production occurred in August 2019 and continued until active mining operations ceased at the Hycroft Mine in November 2021.
Existing facilities on site include two administration buildings, a mobile maintenance shop, a light vehicle maintenance shop, a warehouse, an assay laboratory, three heap leach pads - Crofoot, North, and Brimstone, primary, secondary, and tertiary crushing systems, two Merrill-Crowe process plants, and a refinery. It is considered that existing components of the mine property would be utilized for future development. The gross carrying value of property, plant, and equipment associated with the Hycroft Mine as of December 31, 2025 and 2024, was $88.4 million and $87.9 million, respectively.
Geology and Mineralization
The Hycroft Mine is located on the western flank of the Kamma Mountains. The deposit is hosted in a volcanic eruptive breccia and conglomerates associated with the Tertiary Kamma Mountain volcanics. The volcanics are mainly silicious to intermediate tuffs, flows, and coarse volcanoclastic rocks. Fragments of these units dominate the clasts in the eruptive breccia. The Central Fault and East Fault control the distribution of mineralization. A post-mineral range-front fault separates the mineralization body from the adjacent Pleistocene Lahontan Lake sediments in the Black Rock Desert. The geological events have created a physical setting ideally suited to the open-pit, heap leach mining operation at the Hycroft Mine. The heap leach method is widely used in the southwestern United States and allows the economical treatment of oxidized low-grade mineralization deposits in large volumes. The Company is contemplating sulfide processes commonly used worldwide to treat refractory sulfide mineralization.
The deposit is typically broken into six major zones based on geology, mineralization, and alteration: Brimstone, Vortex, Central, Bay, and Camel. Breaks between the zones are major faults.
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
Drilling
The Hycroft Mine mineral resource model includes drilling data from 1982 through 2024 and includes 5,813 drillholes, representing 2,668,616 feet of drilling, of which 260 holes were drilled from 2021 through 2024 with an assay cut-off date of March 17, 2025. Drilling results from the 2025 Drilling Program were not included in the 2026 Hycroft TRS.
Drill hole collar locations are shown in the figure below.

In December 2018, HMC began confirmation drilling of certain sulfide material stockpiles that the Company planned to mine.
Any expansion of the Hycroft Mine necessary to exploit any additional mineral resources that may be established through our exploration drilling program beyond the mineral resources in the 2026 Hycroft TRS, will require us to obtain all permits, approvals and consents of regulatory agencies responsible for the use and development of mines in Nevada.
Measured, Indicated and Inferred Mineral Resources
The 2026 Hycroft TRS summarized the results of an initial assessment and updates the mineral resource estimate. Our mineral resource estimates are calculated in accordance with the Modernization Rules. Measured, Indicated and Inferred mineral resources may not be comparable to similar information regarding mineral resources disclosed in accordance with the guidance of other countries. The estimates of mineral resources may be materially affected if mining, metallurgical, or infrastructure factors change from those currently anticipated at the Hycroft Mine. Estimates of inferred mineral resources have significant geological uncertainty and it should not be assumed that all or any part of an inferred mineral resource may not be converted into mineral reserves unless the determination has been made by a qualified person, through the application of modifying factors, that the mineral resources can be the basis of an economically viable project. Likewise, it should not be assumed that any mineral resources identified in the 2026 Hycroft TRS, or any new mineral resources identified through exploration, will ever be converted to mineral reserves. The Hycroft Mine contains a large precious metals deposit, based on measured and indicated mineral resource size. The mineral resource estimates were prepared by, and are the responsibility of, IMC, as set forth in the 2026 Hycroft TRS.
The following description of the Hycroft Mine’s measured, indicated and inferred mineral resources does not purport to be complete and is subject to, and qualified in its entirety by reference to, the full text of the 2026 Hycroft TRS, incorporated by reference as Exhibit 96.1 to this 2025 Form 10-K.

Hycroft Mine - Summary of Gold and Silver Mineral Resources (metric Units) as of January 21, 2026
Classification	Cutoff Grade $ Net of Refining/tonne	Approximate Cutoff, AuEq g/t	Ktonnes	Gold	Silver	Sulfide	Contained Ounces
							Gold	Silver
				g/t	g/t	%	Oz x 1000	Oz x 1000
Heap Leach Resource
Measured	$2.07 - $4.00	0.027 - 0.055	84,364	0.164	3.80	1.83	446	10,322
Indicated	$2.07 - $4.00	0.027 - 0.055	100,131	0.147	2.95	1.54	475	9,492
Meas + Ind	$2.07 - $4.00	0.027 - 0.055	184,495	0.155	3.34	1.67	921	19,814
Inferred	$2.07 - $4.00	0.027 - 0.055	99,808	0.164	3.15	1.41	528	10,122
Flotation Mill + Concentrate Treatment by Pressure Oxidation and Cyanide Leach
Measured	$18.44	0.206	666,403	0.380	14.76	2.03	8,154	316,600
Indicated	$18.44	0.206	679,380	0.336	10.34	1.84	7,339	226,161
Meas + Ind	$18.44	0.206	1,345,783	0.358	12.53	1.93	15,493	542,761
Inferred	$18.44	0.206	416,991	0.336	9.14	1.76	4,505	122,725
Combined Mineral Resources, Leach Plus Mill
Measured	$2.07 - $18.44	0.027 - 0.206	750,767	0.356	13.53	2.01	8,600	326,922
Indicated	$2.07 - $18.44	0.027 - 0.206	779,512	0.311	9.39	1.80	7,814	235,653
Meas + Ind	$2.07 - $18.44	0.027 - 0.206	1,530,279	0.333	11.42	1.90	16,414	562,575
Inferred	$2.07 - $18.44	0.027 - 0.206	516,799	0.303	7.99	1.69	5,033	132,847
Notes:
1.Mineral resources based on metal prices of $3,100/ oz Au and $36.00/ oz Ag
2.Cutoffs are Income – Refining Cost = NSR
3.Gold Equivalent for Heap Leach = Cyanide Gold + 0.0019 x Total Silver Assay
4.Gold Equivalent for Mill + Pressure Oxidation = Fire Gold + 0.0107 x Total Silver Assay
5.Numbers may not match exactly due to rounding
6.Mineral resources are contained within a computer-generated optimized pit

7.Total material in that pit is 4.92 billion tonnes
8.All units on this table are metric: Ktonnes means 1,000 tonnes. Au and Ag grades are in grams per tonne (g/t)
9.Mineral resources are not mineral reserves, and detailed economic considerations have not been applied
10.Modifying factors for mine and process design have not been applied

Hycroft Mine - Summary of Gold and Silver Resources (Imperial Units) as of January 21, 2026
Classification	Cutoff Grade $ Net of Refining/ton	Approximate Cutoff, Equiv Gold oz/ton	Ktons	Gold oz/ton	Silver oz/ton	Sulfide Sulfur%	Contained Ounces
							Gold Oz x 1000	Silver Oz x 1000
Heap Leach Resource
Measured	$1.88 - $3.63	0.001 - 0.002	92,994	0.005	0.11	1.83	446	10,322
Indicated	$1.88 - $3.63	0.001 - 0.002	110,374	0.004	0.09	1.54	475	9,492
Meas + Ind	$1.88 - $3.63	0.001 - 0.002	203,368	0.005	0.10	1.67	921	19,814
Inferred	$1.88 - $3.63	0.001 - 0.002	110,018	0.005	0.09	1.41	528	10,122
Flotation Mill + Concentrate Treatment by Pressure Oxidation and Cyanide Leach
Measured	16.73	0.007	734,571	0.011	0.43	2.03	8,154	316,600
Indicated	16.73	0.007	748,876	0.010	0.30	1.84	7,339	226,161
Meas + Ind	16.73	0.007	1,483,447	0.010	0.37	1.93	15,493	542,761
Inferred	16.73	0.007	459,646	0.010	0.27	1.76	4,505	122,725
Combined Mineral Resources Leach Plus Mill
Measured	$1.88 - $16.73	0.001 - 0.007	827,565	0.010	0.40	2.01	8,600	326,922
Indicated	$1.88 - $16.73	0.001 - 0.007	859,250	0.009	0.27	1.80	7,814	235,653
Meas + Ind	$1.88 - $16.73	0.001 - 0.007	1,686,815	0.010	0.33	1.90	16,414	562,575
Inferred	$1.88 - $16.73	0.001 - 0.007	569,664	0.009	0.23	1.69	5,033	132,847
Notes:
1.Mineral resources based on metal prices of $3,100/troy oz Au and $36.00/troy oz Ag
2.Cutoffs are Income – Refining Cost = NSR
3.Gold Equivalent (AuEq) for Heap Leach = Cyanide Gold + 0.0019 x Total Silver Assay, or at average gold leach recovery AuEq = Fire Gold + 0.0035 Total Silver Assay
4.Gold Equivalent for Mill + Pressure Oxidation = Fire Gold + 0.0107 x Total Silver Assay
5.Numbers may not match exactly due to rounding
6.Mineral resources are contained within a computer-generated optimized pit
7.Total material in that pit is 5.42 billion tons
8.Mineral resources are not mineral reserves, and detailed economic considerations have not been applied
9.Modifying factors for mine and process design have not been applied
10.All units are imperial. Ktons means 1,000 short tons of 2,000 lbs Au and Ag grades are in troy ounces per short ton (oz/ton)

Mineral resources were developed based on a conventional computer-based block model of the deposit and the application of open pit optimization software to determine the mineralization with reasonable expectation of economic extraction. Each block was evaluated to determine which process provides the best net return after operating cost. The two processes identified were:
•Run-of-Mine (“ROM”) cyanide heap leaching of oxide mineralization;
•Sulfide material will be directed to a crushing, flotation milling followed by pressure oxidation (POX) of the concentrate to make a gold and silver doré; and
•Transition material will be directed to either (ROM) cyanide heap leaching or flotation milling followed by pressure oxidation (POX) depending on the economics of the material.

Other assumptions used to develop measured, indicated and inferred mineral resources were:
•assumed prices for gold of $3,100 per troy ounce and for silver of $36.00 per troy ounce;
•recoveries for gold and silver were estimated by process type:
◦milling, flotation and acid pressure oxidation was 82.8% overall of the fire assays for gold and 77.5% for fire assays for silver; and
◦ROM heap leaching was 75% for cyanide soluble gold and 12.2% for total assay silver
•base mining cost of $1.65 per ton with an additional incremental $0.018/ton applied to each bench below the 4660 level;
•variable material processing costs based on geometallurgical domains and sulfur content; and
•general and administrative costs
See Table 11-20 in Section 11 of the 2026 Hycroft TRS for a more detailed presentation of the economic parameters for mineral resource estimation.
Mineral resources are not mineral reserves and detailed economic considerations have not been applied. Modifying factors for mine and process design have not been applied.
Internal Controls and Material Assumptions
Hycroft developed the resource model and IMC reviewed and approved the block model for the 2026 Hycroft TRS. Below is the summary of the work and checks they used to develop the block model.
The Hycroft Mine resource model includes data from 1982 through 2024 and includes 5,813 drillholes, representing 2,668,616 feet of drilling. The drill hole collar locations are shown in the 2026 Hycroft TRS and in previous text. In the 2026 Hycroft TRS, there are also 188 drillholes that have been drilled to define stockpiles or the Crofoot leach pad.
In addition to drilling activity, the Company has also conducted geophysical surveys, soil and rock chip sampling programs, field mapping, historical data compilation, and regional reconnaissance at the Hycroft Mine site. These efforts are designed to improve the understanding of the known mineralization, as well as provide data for further exploration of the greater property position.
A soil sampling grid was conducted over the Vortex and Brimstone areas historically (1,797 samples) and was extended approximately 5,200 feet north and 29,600 feet south of the mine (1,834 samples). The soil sampling program was conducted primarily along the East Fault exposure, which is a primary mineralization-controlling feature at Vortex and Brimstone. Soil samples are taken on an evenly spaced grid, and screened for coarse material and wind-blown material, resulting in a fraction between 2 mm and 180 µm being prepped for analysis. These samples are considered representative of local soil geochemistry and are used to guide the regional exploration effort. Most of these samples did not have multi-element geochemistry. An additional 966 soil samples were collected during the 2023 and 2024 exploration season. 529 samples were collected extending the historical grid east of the East Fault approximately 1,600 feet and south approximately 3,300 feet. And 437 samples were collected around an exploration target approximately 1.8 miles to the south of the mine site. All analysis on these samples included 64 element geochemistry.
Rock chip sampling has been conducted both in the active mine area, and on a regional basis. A database of 2,416 samples has been compiled, covering the greater land position. Au values range from 0 to 0.372 ppm, while Ag values range from 0 to 71.8 ppm. Rock chip samples have been taken on most outcrops, with a focus on alteration and potential mineralization. These samples are used as a guide to exploration and are not used in the resource estimation. An additional 206 rock chip samples were collected during the 2023 and 2024 exploration season within the mining area and immediately east of the mine area. The gold values include 22 samples with greater than 1.0 ppm Au and two samples with greater than 8.0 ppm Au that were collected in mineralized structures in the Bay Pit highwall. Silver values include 16 samples with greater than 20.0 ppm Ag and two samples with greater than 169.0 ppm Ag (maximum 521 ppm Ag) that were collected in mineralized structures in the Brimstone Pit highwall.
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

In 2022, a hyperspectral imaging flyover of the Hycroft property was conducted by SpecTIR Advanced Hyperspectral Solutions. Both Longwave Infrared and Shortwave Infrared imaging were collected with the intent of helping identify key minerals on the surface to focus reconnaissance mapping and soils programs.
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
There are stockpiles and historical leach pads at the Hycroft Mine that are within the block model area. Many of those have been drilled after the original excavation of hard rock by sonic or rotary methods. The stockpile holes have been used to estimate the stockpile and leach pad areas only; they have not been used to estimate in-situ rock.
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
Quality assurance and quality control methods utilized in the 2026 Hycroft TRS included the use of a test by IMC to understand the amount of grade smoothing within the block model and to confirm that the model grades are not high biased, referred to internally as the “smear check.”
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
Cautionary Note to U.S. Investors Regarding Mineral Resources. The mineral resource estimates included herein or incorporated by reference herein, including in the 2026 Hycroft TRS, have been prepared in accordance with the requirements of the Modernization Rules as set forth in subpart 1300 of Regulation S-K. Under the Modernization Rules, mineral resources cannot be converted into mineral reserves unless the determination is made by a qualified person, through the application of modifying factors, that the mineral resources can be the basis of an economically viable project. The terms “Mineral Resource,” “Measured Mineral Resource,” “Indicated Mineral Resource,” and “Inferred Mineral Resource” are defined and used in accordance with the Modernization Rules. You are specifically cautioned not to assume that any part or all of the mineral deposits (including mineral resources) in these categories will ever be converted into mineral reserves, as defined by the SEC. You are further cautioned that, except for any portion of mineral resources, as applicable, classified as mineral reserves, mineral resources do not have demonstrated economic value. Inferred mineral resources have a high degree of uncertainty as to their existence as to whether they can be economically or legally mined. Under the Modernization Rules, estimates of inferred mineral resources may not form the basis of an economic analysis. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. A significant amount of exploration must be completed in order to determine whether an inferred mineral resource may be upgraded to a higher category. Therefore, you are cautioned not to assume that all or any part of an inferred mineral resource exists, that it can be economically or legally mined, or that it will ever be upgraded to a higher category. Likewise, you are cautioned not to assume that all or any part of measured or indicated mineral resources will be upgraded to mineral reserves.

Technical Report Summaries and Qualified Persons
The scientific and technical information concerning the Hycroft Mine in this 2025 Form 10-K have been reviewed and approved by third-party “qualified persons” under the Modernization Rules, including Ausenco, IMC, and WestLand. For al description of the key assumptions, parameters and methods used to estimate mineral resources included in the 2025 Form 10-K, as well as data verification procedures and a general discussion of the extent to which the estimates may be affected by any known environmental, permitting, legal, title, taxation, sociopolitical, marketing, or other relevant factors, please review the 2026 Hycroft TRS incorporated by reference herein.
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
Warrant Holder Litigation
The Company has been named as a defendant in four pro se actions that assert claims for breach of contract and declaratory judgment arising from or directly relating to warrants purportedly held by the pro se plaintiffs in the Delaware Chancery Court. In various forms, they allege that the Company or its predecessor entities breached the Warrant Agreement, dated October 22, 2015, and/or related Amendment Agreement, dated February 26, 2020. In sum, in all four actions, Plaintiffs allege, by or on behalf of “Warrant holders,” that the Company or its predecessor(s) breached these agreements by failing to make proper “Mechanical Adjustments” to the warrants in accordance with terms of the Warrant Agreement upon the occurrence of certain business transactions and events, including the Recapitalization Transaction. On July 9, 2024, the Delaware Chancery Court entered a letter opinion relative to the warrant holder lawsuits and certain procedural issues relative to the Company’s motion to consolidate and/or stay proceedings. All parties are currently awaiting further direction from the Delaware Chancery Court in order to move to the next phase of motions.
ITEM 4. MINE SAFETY DISCLOSURES
The Company believes “the miner is the most important thing to come out of a mine” and it supports that belief through its philosophy of “continuous improvement.” The Company’s mandated mine safety and health programs include employee and contractor training, risk management, workplace inspection, emergency response, accident investigation, and program auditing. These programs are a focus for the Company’s leadership and top management and are essential at all levels to ensure that its employees, contractors, and visitors operate safely. The Company’s goal for these programs is to have zero workplace injuries and occupational illnesses. We are implementing programs and practices to align our safety culture with that goal and are focused on continuous improvement of our programs and practices to achieve this.
During the year ended December 31, 2025, the Hycroft Mine reported no lost time accidents and achieved 1.4 million work hours without a lost time incident in the fourth quarter of 2025. The Hycroft Mine’s TRIFR for the trailing 12 months, which includes other reportable incidents, is one of the metrics we use to assess safety performance, and it is well below industry averages. During the year ended December 31, 2025, the Company continued its critical focus on safety, including allocating additional personnel, resources, workforce time, and communications to operate safety. These actions contributed to maintaining a TRIFR of 0.00 at both December 31, 2025 and December 31, 2024. The Company remains committed to adapting safety initiatives as necessary to ensure the well-being of our workforce, contractors, and visitors.
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
The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this 2025 Form 10-K.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
The Company’s common stock is listed on the Nasdaq under the symbol “HYMC.”
On November 14, 2023, the Company effectuated a reverse stock split with a ratio of 1-for-10. The reverse stock split was intended to increase the price per share of the Company’s common stock to allow the Company to demonstrate compliance with the $1.00 minimum bid price requirement for continued listing on Nasdaq. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Notes to the Consolidated Financial Statements for further details.
On March 2, 2026, the last reported sale price of the Company’s common stock on the Nasdaq was $53.38. As of March 2, 2026, there were 91,036,037 shares of the Company’s common stock issued and outstanding, and there were 253 registered stockholders of record.
Dividend Policy
The Company has never paid dividends on its common stock and currently has no plans to do so. The Company had a credit agreement containing provisions that restricted the Company’s ability to pay dividends. The debt under that credit agreement was fully paid on October 15, 2025, and the credit agreement was terminated. For additional information on these restrictions, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Debt covenants and Note 11 – Debt, net to the Notes to the Consolidated Financial Statements.
Issuer Purchases of Equity Securities
During the year ended December 31, 2025, the Company did not purchase any of its equity securities that are registered under Section 12(b) of the Exchange Act. Until the Sprott debt was paid in full on October 15, 2025, the Sprott Credit Agreement contained provisions that restricted the Company’s ability to repurchase or redeem capital stock.
Unregistered Sales of Equity Securities and Use of Proceeds
All unregistered sales during the period were previously reported on Current Reports on Form 8-K.
ITEM 6. [RESERVED]
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion provides information we believe is relevant to an assessment and understanding of our consolidated operating results and financial condition. The following discussion should be read in conjunction with our other reports filed with the SEC, as well as our Financial Statements and the Notes. Terms not defined herein have the same meaning defined elsewhere in this 2025 Form 10-K.
Introduction to the Company
We are a U.S.-based gold and silver exploration stage issuer that owns the Hycroft Mine in Nevada. Our focus is on exploring the mine’s approximately 64,000 acres of claims and developing the project in a safe, environmentally responsible, and cost-effective way. We completed processing the gold and silver ore previously placed on leach pads by the end of December 2022. We do not anticipate significant revenues from gold and silver sales until we complete the necessary technical work and resume mining and processing operations.
Health and Safety
We believe safety is a core value and support that belief through our philosophy of safe work performance. Our mandatory mine safety and health programs include employee engagement and ownership of safety performance, accountability, employee and contractor training, risk management, workplace inspections, emergency response, accident investigation, anti-harassment, and program auditing. This integrated approach is essential to ensure that our employees, contractors, and visitors operate safely.
We reported no lost-time incidents during the year ended December 31, 2025, and continue to operate in excess of 1.4 million work hours without a lost-time incident. The Hycroft Mine’s total recordable injury frequency rate (TRIFR) for the trailing 12 months, which includes other reportable incidents, is one of the metrics we use to assess safety performance, and it is well below industry averages. During the year ended December 31, 2025, we continued our critical focus on safety, including allocating additional personnel, resources, workforce time, and communications to mine safety. These actions contributed to maintaining a TRIFR of 0.00 at both December 31, 2025, and December 31, 2024. We will continue to evolve our safety efforts as needed to keep our workforce, contractors, and visitors safe.
Executive Summary
During the year ended December 31, 2025, the Company: (i) continued advancing its exploration and development programs, (ii) raised gross equity proceeds of $296.8 million from a series of equity offerings, warrant exercises, and the New ATM transactions, and (iii) eliminated $136.4 million of debt and accrued interest, using $125.5 million cash and an approximate 9% discount on the second lien debt. In the second half of 2025, the Company initiated the next phase of drilling with the 2025 – 2026 Exploration Drill Program focusing on the high-grade silver dominant zones in Brimstone and Vortex. The initial plan included 8,200 meters of reverse circulation (“RC”) drilling using one RC drill rig and 14,500 meters of core drilling with two drill rigs. The plan has since been updated to add two core drill rigs in 2026, once the drill assays from the initial phase are received, with an estimate of 26,000 meters of core drilling. The exploration and technical work completed earlier in 2025 facilitated the development and publication of the 2026 Hycroft TRS that was filed February 18, 2026, reflecting an approximate 55% increase in measured and indicated mineral resources for both gold and silver mineral resources of 16.4 million ounces and 562.6 million ounces, respectively.
Recent Developments
2025-2026 exploration drilling
The 2025-2026 Drill Program is continuing to build on the high-grade silver dominant trends at Brimstone and Vortex, defined in 2023 and 2024. Additionally, the 2025-2026 Drill Program will continue follow up work in Bay Manganese as well as other near-mine exploration targets, defined in 2023 and 2024. The objective of the program is to further define the structural complexities of these systems; both down dip and along strike. In 2025, the Company completed a total of approximately 6,079 meters of core drilling in Brimstone and Vortex, focusing on high-grade silver opportunities. Additionally, approximately 1,300 meters of RC drilling was completed in 2025 in the Bay area focusing on potential gold-dominant leach opportunities. In July of 2025, a deep Induced Polarity (IP) geophysical survey centered on Brimstone was completed in advance of the 2025-2026 drilling to help guide the down dip off-sets of the Brimstone high-grade silver trend. The IP survey identified a potential altered intrusive center and potential feeder zone which became a focus for the 2025 drilling in Brimstone and will continue to help guide drilling plans in 2026.
Metallurgical and variability test work
During the year ended December 31, 2025, the Company advanced with metallurgical work and engineering work necessary for designing a sulfide milling operation. The Company has been testing composite samples from around the deposit that represents the various material characteristics in the sulfide mineralization. Crushing, grinding, and flotation work since the 2023 Hycroft TRS has identified significant improvements in gold and silver flotation recoveries that are expected to increase the economic benefits to the project. The Company’s test work for identifying the optimal inputs and operating parameters for roasting, pressure oxidation, leaching, sulfuric acid generation, and power co-generation work progressed during the year ended December 31, 2025, and this test work will continue into 2026. Process plant flow sheets, equipment selection, plant layout, water management, and other designs continued to be developed. Due to the potential commercial applications for the significant quantity of sulfuric acid expected to be generated from roasting the sulfide concentrate, the Company engaged a third-party specialist to prepare market focused sulfuric acid study in 2024. The sulfuric acid market study identified a viable market for the potential sulfuric acid by-product generated from roasting the sulfide concentrate. The third-party consultant updated the sulfuric acid market study in 2025 that also identified additional emerging local and regional sulfuric acid markets with current and potentially new consumers. The Company continues to complete metallurgical testing to generate the information necessary to conduct trade-off studies to assess whether roasting technology could offer superior economics compared to POX technology for the Hycroft Mine. During 2025, the Company completed an updated revision of the future tailing storage facility designs needed to extend material storage capacity and comply with new and emerging safety and environmental regulations for these types of facilities.
Balance sheet and equity activities
During the year ended December 31, 2025, the Company completed the following activities (discussed in further detail below) that strengthened the Company’s balance sheet:
•The Company sold 54,213,173 shares of common stock via two public equity offerings and a private equity offering for aggregate gross proceeds, before commissions and offering expenses, of $279.8 million.
•The Company sold 979,308 shares of common stock via its at-the-market equity offering (the “New ATM Program”) for gross proceeds of $5.7 million.

•The Company issued 2,592,218 shares of common stock through the conversion of its equity warrants for gross proceeds of $11.3 million.
•The Company used a portion of the proceeds from the equity offerings and made payments totaling $125.5 million to fully extinguish its remaining debt, including accrued interest. For additional information, see Note 11 – Debt, net to the Notes to the Consolidated Financial Statements.
•Received net cash proceeds from sales of assets held for sale and miscellaneous equipment totaling $3.6 million.
•Received net cash proceeds from the sales of an equity investment totaling $1.1 million.

2026 Outlook
Our plan is to continue operating safely and in an environmentally responsible manner while advancing exploration and development activities. Key 2026 priorities include executing the 2025–2026 Drill Program to expand high-grade silver mineralization. Additional 2026 activities include assessing the potential for a high-grade underground mining scenario, completing a technical study with economics based on milling and pressure oxidation of sulfide mineralization, advancing the metallurgical test work for roasting sulfide concentrates, assessing the potential restart of mining leachable oxide and transition material, and reviewing district exploration targets to unlock broader mineral resource potential. We plan to continue managing our cash and capital market activities to maintain adequate funding for these priorities and activities.
Results of Operations
Operating expenses

	Year Ended December 31,
	2025	2024
Exploration and development costs	14,856	19,526
Mine site costs	14,651	9,886
General and administrative costs	14,479	14,472
Depreciation and amortization	2,024	2,233
Other (income), net	(165)	(9,410)
Asset retirement obligation adjustments and accretion expense	(1,377)	7,116
Total	$44,468	$43,823

Exploration and development costs
Exploration and development costs decreased $4.7 million during the year ended December 31, 2025, primarily due to reduced drilling as the Company focused on incorporating the 2024 Drill Program results and refining the structural framework and mapping programs into an updated geologic model during the first half of 2025. The 2025-2026 Drill Program began in early August 2025.
Mine site costs
Mine site costs increased $4.8 million during the year ended December 31, 2025, primarily attributed to a $2.5 million agreement signed in November 2025 to terminate the Crofoot Royalty agreement and a $1.5 million payment for sulfur and other mineral rights within certain patented and unpatented mining claims.
General and administrative costs
General and administrative costs were relatively flat year over year.
Depreciation and amortization
Depreciation and amortization expense decreased $0.2 million during the year ended December 31, 2025, primarily due to certain assets becoming fully depreciated and modest capital additions in recent periods.

Other (income), net
Operating Other (income), net decreased $9.2 million during the year ended December 31, 2025, primarily due to a year-over-year reduction in net gain, $0.2 million for 2025 as compared to a $9.4 million net gain for 2024. See Note 15 – Other income (loss), net to the Notes to the Consolidated Financial Statements for further detail.
Asset retirement obligation adjustments and accretion expense
During the year ended December 31, 2025, the Company recorded a $2.7 million decrease in its asset retirement obligation estimate. This change in estimate was primarily driven by the change in timing of the anticipated reclamation activities related to solution management.
During the year ended December 31, 2024, the Company recognized a $5.9 million increase in its asset retirement obligation estimate. This change in estimate took into consideration: (i) the Standardized Reclamation Cost Estimator Unit Cost Data, (ii) a revised engineering design for impervious cover placement requiring additional volumes of cover material on the Crofoot heap leach pad, (iii) adjustments to the project timeline, (iv) increased costs due to additional equipment, longer haul distances, and other costs exceeding prior estimates, and (v) accretion. See Note 9 – Asset retirement obligation to the Notes to the Consolidated Financial Statements for additional information.
Non-operating income (expense), net

	Year Ended December 31,
	2025	2024
Interest expense	$(11,025)	$(19,969)
Interest income	4,385	4,419
Other income / (loss), net	10,444	(1,523)
Total	$3,804	$(17,073)
Interest expense
Interest expense decreased $8.9 million during the year ended December 31, 2025, primarily driven by the Company extinguishing all of its debt on October 15, 2025. The year ended December 31, 2024, included $6.9 million of accelerated amortization of original issue discount and issuance costs related to voluntary first lien debt prepayments in early 2024. See Note 11 – Debt, net to the Notes to the Consolidated Financial Statements for additional information.
Interest income
Interest income was flat year over year with interest income of $4.4 million during both the year ended December 31, 2025, and the year ended December 31, 2024.
Other income (loss), net
Non-operating Other income (loss), net increased $12.0 million during the year ended December 31, 2025, primarily due to a $9.2 million gain on the extinguishment of debt and $1.8 million unrealized gain on securities, as compared to a $1.5 million other loss that included a $1.6 million unrealized loss on securities in 2024. See Note 15 – Other income (loss), net to the Notes to the Consolidated Financial Statements for further detail.

Liquidity and Capital Resources
General
The Company’s unrestricted cash position at December 31, 2025, was $181.7 million, as compared with $49.6 million at December 31, 2024. The increase in unrestricted cash was due to: (i) proceeds from two public equity offerings and a private placement, (ii) proceeds from the Company’s New ATM Program, and (iii) proceeds from warrant exercises, partially offset by debt payments, including paid-in-kind, and accrued interest, of $125.5 million. Specific activities undertaken included:

Equity
•On June 12, 2025, through a public offering, the Company sold 13,824,117 Units of the Company, including the underwriters’ overallotment exercised on July 11, 2025. Each unit consisted of one share of common stock of the Company and one-half of one common stock purchase warrant. Each warrant is exercisable to purchase one share of common stock of the Company at a price of $4.20 per share, exercisable for a period of 36 months. Including the underwriters’ overallotment that closed on July 11, 2025, the Company raised total net proceeds of $44.5 million, after deducting underwriting discounts and direct expenses of $3.8 million.
•On September 2, 2025, the Company sold 14,017,056 units of the Company through a private equity placement with three accredited investors. Each unit consisted of one share of common stock and one-half of one warrant to purchase one share of common stock. Each Warrant is exercisable to purchase one share of common stock of the Company at a price of $6.00 per share with a two-year exercise period. Total proceeds raised was $60.0 million.
•On October 9, 2025, through a public offering, the Company raised $164.6 million net proceeds after underwriting discounts, commissions and net issuances expense of $6.8 million.
•During 2025, the Company raised a total of $11.3 million in net proceeds from warrant exercises - $9.9 million from $4.20 warrants and $1.4 million from $6.00 warrants.
•During 2025, the Company sold 979,308 shares under the New ATM Program for net proceeds of $5.5 million, after deducting commissions and direct expense of $0.2 million.
•On October 15, 2025, the Company made payments totaling $125.5 million to fully extinguish its remaining debt, including accrued interest. The Company first repaid the outstanding $15.0 million principal balance of its first-lien debt, along with $0.1 million in accrued interest. The Company then repurchased subordinated notes with an aggregate face value of $120.8 million, plus approximately $0.5 million in accrued paid-in-kind interest, at a 9% discount to face value for a total of $110.4 million. The Company also incurred transaction expenses of $0.1 million.
•As of December 31, 2025, $92.1 million gross sales price of common stock was available for issuance under the New ATM Program.
•On December 29, 2025, the Company filed a $500 million universal shelf registration statement that became effective January 12, 2026. The Company believes its existing liquidity is sufficient to meet our operating and capital requirements; however, the universal shelf registration statement provides additional flexibility to raise capital efficiently if needed.
As the Company ceased mining activities in 2021 and completed recovering gold and silver ounces previously placed on the leach pad in 2022, the Company does not expect to generate net positive cash from operations for the foreseeable future. Accordingly, the Company will be dependent on its unrestricted cash and other sources of cash to fund the business. Historically, the Company has been dependent on various forms of debt and equity financing to fund its business. While the Company has been successful in the past raising funds through equity and debt financings, and restructuring its debt, no assurance can be given that additional financing will be available to it in amounts sufficient to meet the Company’s needs or on terms acceptable to the Company. If funds are unavailable, the Company may be required to materially change its business plan. However, the Company currently believes its existing liquidity is sufficient to meet our operating and capital requirements for the next 12 months from the date of this Form 10-K.
The Company’s future liquidity and capital resources management strategy entails a disciplined approach to monitor the timing and extent of any drilling, metallurgical and mineralogical studies while attempting to remain in a position that allows the Company to respond to changes in the business environment, such as a decrease in metal prices or lower than forecasted future cash flows, and changes in other factors beyond the Company’s control. The Company has undertaken efforts aimed at managing its liquidity and preserving its capital resources by, among other things: (i) monitoring metal prices and the impacts (near-term and future) they have on the business; (ii) ceasing open pit mining operations to reduce net cash outflows; (iii) reducing the size of the workforce to reflect the cessation of mining operations; (iv) controlling working capital and managing discretionary spending; (v) reviewing contractor usage and rental agreements for more economic options, including termination of certain agreements in accordance with their terms; (vi) decreasing Restricted cash balances that collateralize bonds, as available; (vii) planning the timing and amounts of capital expenditures and costs for drilling, metallurgical and technical studies costs at the Hycroft Mine; and (viii) deferring such items that are not expected to benefit our near term operating plans. The Company has undertaken and continues to undertake additional efforts including: (i) monetizing non-core equipment and excess supplies inventories; (ii) selling uninstalled mills that are not expected to be needed for a future milling operation; and (iii) extinguishing debt.
In addition, the Company will continue to evaluate alternatives to raise additional capital when necessary to fund the future development of the Hycroft Mine and will continue to explore other strategic initiatives to enhance stockholder value. The Company may not be successful with its efforts to raise additional capital.
Cash and liquidity
The Company has placed substantially all its cash in operating and investment accounts with well-capitalized financial institutions, thereby ensuring balances remain readily available. The Company uses AAAm rated U.S. Government Money Market Funds for its cash investments.
The following table summarizes projected sources of future liquidity, as recorded within the Financial Statements (in thousands):

	December 31, 2025	December 31, 2024
Cash and cash equivalents	$181,738	$49,560
Equity warrants with mandatory conversion(1)	40,679	—
Assets held-for-sale(2)	2,893	5,698
Equity investment securities	776	—
Interest receivable	609	274
Income tax receivable	—	95
Total projected sources of future liquidity	$226,695	$55,627
(1)After satisfying the conditions for a Required Exercise under the 2025 Private Placement Warrant Agreement, Hycroft issued the     Notice of Required Exercise of Common Stock Purchase Warrant to the remaining Private Placement warrant holders on December 14, 2025. The Notice requires the exercise of 6,891,719 warrants at the exercise price of $6.00 per warrant for net proceeds of $41.4 million. After the Notice of Required Exercise and through December 31, 2025, 111,809 Private Placement Warrants were exercised for net proceeds of $0.7 million. The remaining 6,779,910 shares of the Private Placement Warrants to be exercised and the associated funding occurred in January 2026.
(2)In September 2025, the Company entered into an Equipment Purchase Agreement to sell one Ball Mill for $4.0 million, before commissions and expenses. The Company recorded a $2.8 million reduction to equipment not-in-use and recognized $0.7 million, net of commissions, as Operating Other income for the sale of the Ball Mill for the year ended December 31, 2025.

Year ended December 31, 2025, compared to year ended December 31, 2024
The following table summarizes sources and uses of cash for the following periods (in thousands):

	Year Ended December 31,
	2025	2024

Net loss	$(40,664)	$(60,896)
Net non-cash adjustments	1,293	22,845
Net change in operating assets and liabilities	1,559	2,154
Cash settlement of paid-in-kind interest	(45,062)	—
Net cash used in operating activities	(82,874)	(35,897)
Net cash provided by investing activities	4,126	6,327
Net cash provided by (used in) financing activities	205,921	(25,922)
Net decrease in cash	127,173	(55,492)
Cash, cash equivalents and restricted cash, beginning of period	77,058	132,550
Cash, cash equivalents and restricted cash, end of period	$204,231	$77,058
Cash used in operating activities
During the year ended December 31, 2025, the Company used $82.9 million of cash in operating activities, primarily attributable to a Net loss of $40.7 million and cash settlement of paid-in-kind interest of $45.1 million. The largest non-cash items included in Net loss were net gain on the extinguishment of debt for $9.2 million, and non-cash interest expense, including amortization of original issue discount and issuance costs, of $9.3 million. The primary items included in changes in operating assets and liabilities of $1.6 million were an increase in Accounts payable, accrued expenses, and other liabilities of $2.0 million with partial offset from decrease in Receivables of $0.2 million and Prepaids of $0.1 million.
During the year ended December 31, 2024, the Company used $35.9 million of cash in operating activities primarily attributable to a Net loss of $60.9 million, the cash impact of which was equal to $38.1 million, and $2.1 million sourced through working capital and other operating activities, driven primarily by cash from Receivables of $1.8 million and Prepaids of $1.4 million, partially offset by a decrease in Accounts payable, accrued expenses, and other liabilities of 0.9 million.
Cash provided by investing activities.
During the year ended December 31, 2025, investing activities generated net cash of $4.1 million, comprised of Proceeds from sale of assets of $4.7 million, partially offset by Additions to property, plant, and equipment of $0.6 million.
During the year ended December 31, 2024, investing activities generated net cash of $6.3 million, comprised of Proceeds from sale of assets of $7.6 million, partially offset by Additions to property, plant, and equipment of $1.3 million.
Cash provided by (used in) financing activities
During the year ended December 31, 2025, financing activities generated cash of $205.9 million, comprised of $296.8 million gross proceeds, from various equity offerings, warrant exercises and the New ATM Program, less commissions and offering expenses of $10.9 million. The net equity proceeds were partially offset by $80.0 million of Principal payments, including prepayments for the $15.0 million first lien debt and $64.9 million subordinated debt.
During the year ended December 31, 2024, cash used in financing activities of $25.9 million was primarily related to Principal payments including the $38.0 million voluntary first lien debt prepayment. This amount was partially offset by gross proceeds of $12.6 million, less commissions and offering expenses, from the at-the-market program.

Future capital and cash requirements
The following table provides the Company’s gross contractual cash obligations as of December 31, 2025, which are grouped in the same manner as they are classified in the Consolidated Statement of Cash Flows in order to provide a better understanding of the nature of the obligations and to provide a basis for comparison to historical information. The Company believes that the following provides the most meaningful presentation of near-term obligations expected to be satisfied using current and available sources of liquidity (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating activities:
Sprott Royalty Agreement(1)	$241,199	$—	$—	$—	$241,199
Remediation and reclamation expenditures(2)	116,997	22	6,607	—	110,368
Total	$358,196	$22	$6,607	$—	$351,567
(1)The Company is required to pay a perpetual royalty equal to 1.5% of the net smelter returns from the Hycroft Mine Sprott Royalty Agreement, payable monthly that also includes an additional amount for withholding taxes payable by the royalty holder. See Note 22 – Commitments and contingencies to the Notes to the Consolidated Financial Statements for additional information.
(2)Mining operations are subject to extensive environmental regulations in the jurisdictions in which they are conducted, and we are required, upon cessation of operations, to reclaim and remediate the lands that our operations have disturbed. The estimated undiscounted inflated cash outflows of these remediation and reclamation obligations are reflected here. In the above presentation, no offset has been applied for the $58.9 million of our reclamation bonds or for the $22.4 million of cash collateral for those bonds included in Restricted Cash.

In addition, the Company may enter into service agreements with contractors or consultants to perform work on or related to the Hycroft Mine. In general, these agreements are on an as-needed basis and do not have ongoing commitments and, as such, have not been included in the table above.
Debt covenants
Until the Company fully extinguished all its debt on October 15, 2025, the Company’s then existing debt agreements contained representations and warranties, events of default, restrictions and limitations, reporting requirements, and covenants that were customary for debt agreements.
Off-balance sheet arrangements
As of December 31, 2025, the Company’s off-balance sheet arrangements consisted of a net profit royalty arrangement and a net smelter royalty arrangement. In November 2025, the Company agreed to extinguish the net profit royalty arrangement and completed the extinguishment in early January 2026. See Note 22 – Commitments and contingencies to the Notes to the Consolidated Financial Statements for additional information.
Critical accounting estimates
This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these statements requires us to make assumptions and estimates that affect the reported amounts. We base our assumptions and estimates on historical experience and various other sources that we believe to be reasonable at the time our estimates are made. Actual results may differ from amounts estimated in these statements, and such differences could be material. As such, future events and their effects cannot be determined with certainty.
Although other estimates are used in preparing our financial statements, we believe that the following accounting estimates are the most critical to understanding and evaluating our reported financial results. For information on all of our significant accounting policies, see Note 2 – Summary of significant accounting policies to the Notes to the Consolidated Financial Statements for additional information.
Impairment of long-lived assets
Refer to Note 1, and Item 1A. “Risk Factors” contained in Part I of our annual report on Form 10-K for the year ended December 31, 2025, for further information regarding, and risks associated with, impairment of long-lived assets.
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
During the two-year period ended December 31, 2025, no material impairments of our long-lived assets were recorded.
Asset retirement obligation
Estimate Required:
We will be required to perform reclamation activity at the Hycroft Mine in the future. As a result of this requirement, an Asset retirement obligation has been recorded on our Consolidated Balance Sheet, which is based on our expectation of the costs that will be incurred years in the future. Any underestimate or unanticipated reclamation costs or any changes in governmental reclamation requirements could require us to record or incur additional reclamation costs. We accrue an Asset retirement obligation when they become known, are probable, and can be reasonably estimated. Whenever a previously unrecognized Asset retirement obligation becomes known, or a previously estimated reclamation cost is increased or decreased, the amount of that liability and any additional cost will be recorded at that time and could materially reduce our consolidated net income attributable to stockholders.
Impact of change in estimate:
The Reclamation Plan, approved by BLM in October 2019, is based on a 34-year mine plan which was the basis of operations when Hycroft ceased mining activities in November 2021. If the reclamation activities expected to be performed upon the estimated closure of the mine were to begin ten years earlier or later than currently assumed our reclamation liability would increase or decrease by approximately $5.6 million and $2.8 million, respectively.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Hycroft Mining Holding Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Hycroft Mining Holding Corporation (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
Critical Audit Matters
Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Baker Tilly US, LLP
Dallas, Texas
March 3, 2026

We have served as the Company’s auditor since 2022.

HYCROFT MINING HOLDING CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2025	December 31, 2024
Assets:
Cash and cash equivalents	$181,738	$49,560
Prepaids and deposits	2,953	2,863
Supplies inventories, net	1,416	1,354
Equity investment securities	776	454
Receivables	609	369
Current assets	187,492	54,600
Property, plant, and equipment and assets held-for-sale, net	53,005	57,286
Restricted cash	22,493	27,498
Prepaids	37	600
Equity investment securities, non-current	—	151
Total assets	$263,027	$140,135
Liabilities:
Accounts payable, accrued expenses, and other liabilities	$7,712	$5,561
Asset retirement obligation, current	22	179
Debt, net	—	54
Current liabilities	7,734	5,794
Deferred gain on sale of royalty	29,839	29,839
Asset retirement obligation	11,751	12,972
Other liabilities	8	—
Debt, net	—	124,945
Total liabilities	$49,332	$173,550
Commitments and contingencies - Note 22
Stockholders’ equity (deficit)
Common stock, $0.0001 par value; 1,400,000,000 shares authorized; 83,025,384 issued and outstanding at December 31, 2025, and 24,875,587 issued and outstanding at December 31, 2024	$8	$2
Additional paid-in capital	1,040,417	752,649
Accumulated deficit	(826,730)	(786,066)
Total stockholders’ equity (deficit)	213,695	(33,415)
Total liabilities and stockholders’ equity	$263,027	$140,135
The accompanying notes are an integral part of these Consolidated Financial Statements.

HYCROFT MINING HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024
Operating expenses:
Exploration and development costs	$14,856	$19,526
Mine site costs	14,651	9,886
General and administrative costs	14,479	14,472
Depreciation and amortization	2,024	2,233
Other (income), net	(165)	(9,410)
Asset retirement obligation adjustments and accretion expense	(1,377)	7,116
Loss from operations	(44,468)	(43,823)
Non-operating income (expense):
Other income (loss), net	10,444	(1,523)
Interest income	4,385	4,419
Interest expense	(11,025)	(19,969)
Net loss	$(40,664)	$(60,896)

Loss per share:
Basic and diluted	$(0.94)	$(2.63)
Weighted average shares outstanding:
Basic and diluted	43,260,501	23,176,014
The accompanying notes are an integral part of these Consolidated Financial Statements.

HYCROFT MINING HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(40,664)	$(60,896)
Adjustments to reconcile net loss for the period to net cash used in operating activities:
Non-cash interest expense, including accelerated amortization of original issue discount and issuance costs	9,317	18,174
Depreciation and amortization	2,024	2,233
Stock-based compensation costs	1,896	2,627
Other non-cash items	682	555
Realized loss on sale of equity investment securities	525	—
Gain on sale of assets, net	(805)	(7,860)
Asset retirement obligation adjustments and accretion expense	(1,377)	7,116
Unrealized gain on equity investment securities	(1,815)	—
Gain on extinguishment of debt	(9,154)	—
Changes in operating assets and liabilities:
Accounts payable, accrued expenses, and other liabilities	2,004	(1,092)
Supplies inventories, net	(79)	8
Prepaids and deposits	(127)	1,410
Receivables	(239)	1,828
Cash settlement of paid-in-kind interest	(45,062)	—
Net cash (used in) operating activities	(82,874)	(35,897)
Cash flows from investing activities:
Proceeds from sale of assets	4,690	7,580
Additions to property, plant, and equipment	(564)	(1,253)
Net cash provided by investing activities	4,126	6,327
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	285,876	12,198
Principal payments	(79,955)	(38,120)
Net cash provided by (used in) financing activities	205,921	(25,922)
Net increase (decrease) in cash, cash equivalents, and restricted cash	127,173	(55,492)
Cash, cash equivalents, and restricted cash, beginning of period	77,058	132,550
Cash, cash equivalents, and restricted cash, end of period	$204,231	$77,058
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$181,738	$49,560
Restricted cash	22,493	27,498
Total cash, cash equivalents, and restricted cash	$204,231	$77,058

See Note 20 – Supplemental cash flow information to the Notes to the Consolidated Financial Statements for additional details.
The accompanying notes are an integral part of these Consolidated Financial Statements.

HYCROFT MINING HOLDING CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity
	Shares	Amount
Balance at January 1, 2025	24,875,587	$2	$752,649	$(786,066)	$(33,415)
Issuance of common stock	55,192,481	6	274,573	—	274,579
Voluntary surrender of shares by shareholder	(301)	—		—	—
Exercise of warrants	2,592,218	—	11,299	—	11,299
Vesting of restricted stock units	365,399	—		—	—
Stock-based compensation costs	—	—	1,896	—	1,896
Net loss	—	—		(40,664)	(40,664)
Balance at December 31, 2025	83,025,384	$8	$1,040,417	$(826,730)	$213,695

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2024	20,736,612	$2	$737,829	$(725,175)	$12,656
Issuance of common stock	3,821,362	—	12,188	5	12,193
Vesting of restricted stock units	317,613	—	—	—	—
5-Year Private Warrants transferred to 5-Year Public Warrants	—	—	5	—	5
Stock-based compensation costs	—	—	2,627	—	2,627
Net loss	—	—	—	(60,896)	(60,896)
Balance at December 31, 2024	24,875,587	$2	$752,649	$(786,066)	$(33,415)

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
The Company restarted pre-commercial scale open pit mining operations at the Hycroft Mine during the second quarter of 2019 and discontinued mining operations in November 2021. In February 2026, the Company, along with its third-party consultants, completed and filed the Hycroft Mine Initial Assessment and Technical Report Summary Nevada, USA (“2026 Hycroft TRS”) that included a mineral resource estimate utilizing a pressure oxidation (POX) process for transitional and sulfide mineralization and heap leaching process for oxide mineralization and some transitional mineralization. The Company is focusing on exploration drilling and data analyses, completing technical studies, conducting trade-off studies and alternative analyses for determining the optimal process flow sheet for processing sulfide ores and recovering gold and silver, and maintaining the Hycroft Mine.
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
Reclassification of prior year presentation
Certain prior period amounts have been combined for consistency with the current year presentation. These line items were combined to simplify the financial statement presentation, enhancing clarity without altering the total amounts reported in the financial statements. The combination of line items had no effect on the totals reported in the statement of operations, financial position, cash flows or stockholders’ equity
Cash and cash equivalents
The Company invests in AAAm rated U.S. Government Money Market Funds that are readily convertible to cash and the Company has included them in Cash and cash equivalents. As of December 31, 2025, cash consisted of the Company’s cash and money market fund balances. The Company has not experienced any losses on cash balances and believes that no significant risk of loss exists with respect to its cash.
Supplies inventories, net
Supplies are valued at the lower of average cost or net realizable value. Cost includes applicable taxes and freight. The Company monitors its supplies for turnover and obsolescence and records losses for excess and obsolete inventory, as appropriate.
Equity investment securities
The value of Equity securities is determined using the closing price on the last day of the period as quoted on the TSX Venture Exchange, which is the primary exchange for the underlying securities. The corresponding unrealized gain is included in Other income (loss), net. See Note 5 – Equity investment securities to the Notes to the Consolidated Financial Statements for additional information.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
Property, plant, and equipment, net
Expenditures for new facilities and equipment, and expenditures that extend the useful lives or increase the capacity of existing facilities or equipment are capitalized and recorded at cost. Such capitalized costs are depreciated using either the straight-line method over the estimated productive lives of such assets or the units-of-production method (when actively operating). For equipment and facilities that are constructed by the Company, interest is capitalized to the cost of the underlying asset while being constructed until such asset is ready for its intended use. The Company ceased capitalizing interest effective September 30, 2021, as mining and construction activities were suspended. The Company does not intend to resume capitalizing interest until such activities recommence. When the assets are available to be placed into service, the Company begins depreciation. See Note 6 – Property, plant, and equipment and assets held-for-sale, net to the Notes to the Consolidated Financial Statements for additional information.
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
In estimating future cash flows, assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of future cash flows from other asset groups. The Company’s estimates of future cash flows and estimates of fair value are based on numerous assumptions and are subject to significant risks and uncertainties. These estimates are variables in the Company’s market-based approach to estimate the fair value for long-lived assets. See Note 6 – Property, plant, and equipment and assets held-for-sale, net to the Notes to the Consolidated Financial Statements for additional information.
During the year ended December 31, 2025, the Company determined that there were no new triggering events.
During the year ended December 31, 2024, the Company determined a triggering event had occurred as the Company had previously ceased mining and processing operations and, as such, the Company did not expect to have significant revenues or cash flows from operations during 2024. In addition, the 2023 Hycroft TRS did not include estimates of mineral reserves. As a result, the Company did not have a basis for projecting future cash flows on an undiscounted basis. The Company used a market-based approach for determining fair value based on sales transactions of comparable assets. Because the Company’s estimated fair value of long-lived assets held and used exceeded their carrying value, the Company determined no impairment of long-lived assets was necessary at December 31, 2024.
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
The Company initially measures a long-lived asset or disposal group that is classified as held for sale at the lower of its carrying value or fair value, less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset or disposal group until the date of sale. The Company assesses the fair value of a long-lived asset or disposal group less any costs to sell each reporting period it remains classified as held for sale and report any subsequent changes as an adjustment to the carrying value of the asset or disposal group, as long as the new carrying value does not exceed the carrying value of the asset at the time it was initially classified as held for sale.
Upon determining that a long-lived asset or disposal group meets the criteria to be classified as held for sale, the Company ceases depreciation and reports long-lived assets and/or the assets and liabilities of the disposal group as assets held-for-sale.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
Restricted cash
The Restricted cash balance is primarily held as collateral for surety bonds that the Company uses to fulfill financial assurance obligations related to reclamation activity (see Note 9 – Asset retirement obligation to the Notes to the Consolidated Financial Statements for further detail). Additionally, interest received on cash collateral balances is restricted as to its use and is included as an increase to Restricted cash with a corresponding recognition of Interest income when earned. Restricted cash is excluded from cash and is listed separately on the Consolidated Balance Sheets. As of December 31, 2025, and December 31, 2024, the Company held $22.5 million and $27.5 million in Restricted cash, respectively. See Note 7 – Restricted cash to the Notes to the Consolidated Financial Statements for additional information.
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
Asset retirement obligation
The Company’s mining and exploration activities are subject to various federal and state laws and regulations governing the protection of the environment. The Company’s Asset retirement obligation (“ARO”), associated with long-lived assets are those for which there is a legal obligation to settle under existing law, statute, written or oral contract, or by legal construction. The Company’s ARO relates to the Hycroft Mine and was recognized as a liability at fair value in the period incurred. An ARO, which is initially estimated based on discounted cash flow estimates, is accreted to full value over time using the expected timing of future payments through charges to accretion expense. As the Company’s 2023 Hycroft TRS did not include mineral reserves, the Company’s policy is to expense all asset retirement costs as incurred. In addition, once the Company establishes mineral reserves, asset retirement costs will be capitalized as part of the related asset’s carrying value and depreciated on a straight-line method or units-of-production basis over the related long-lived asset’s useful life. The Company’s ARO is adjusted annually, or more frequently, if necessary, to reflect changes in the estimated present value resulting from revisions to the timing or amount of reclamation and closure costs. Estimated mine reclamation and closure costs may increase or decrease significantly in the future as a result of changes in regulations, mine plans, cost estimates, or other factors.
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
Exploration and development costs
Costs incurred for exploration, development and other project-related expenses that do not qualify for capitalization are expensed within Exploration and development costs, which is included in Operating expenses on the Consolidated Statements of Operations. Exploration and development costs include expenditures for: (i) publishing technical studies; (ii) conducting geological studies; (iii) oversight and project management; and (iv) drilling, engineering, and metallurgical activities related to exploration and development.
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
Stock-based compensation
Stock-based compensation costs for non-employee directors and eligible employees are determined based on fair value at the grant date and recognized over the required service period. These costs are included in Operating expenses on the

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
Consolidated Statements of Operations. The fair value of awards is determined using the stock price on either the date of grant (if subject only to service conditions) or the date that the Compensation Committee of the Board of Directors establishes applicable performance targets (if subject to performance conditions). The Company records forfeitures as they occur. See Note 14 – Stock-based compensation to the Notes to the Consolidated Financial Statements for additional information.
Disposal of carbon
During the year ended December 31, 2024, the Company generated scrap carbon containing gold and silver during its normal processing operations. In accordance with the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) 705-20, Cost of Sales or Services, proceeds from the sale of such scrap materials or byproducts are accounted for as a reduction to costs when the sale is primarily intended to manage raw material usage or offset production costs. As the Company does not currently have cost of sales due to its cessation of mining operations, these proceeds were recognized as a reduction to Mine site period costs.
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
Assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Certain financial instruments, including Cash, Restricted cash, Prepaids and deposits, and Accounts payable, accrued expenses, and other liabilities are carried at cost, which approximates their fair value due to the short-term nature of these instruments. See Note 19 – Fair value measurements to the Notes to the Consolidated Financial Statements for additional information.
Warrants
Equity classified warrants
Warrants that are considered indexed to the Company’s own stock, which are not required to be recorded as a liability, are measured at fair value at the date of issuance and included in Additional paid-in capital on the Consolidated Balance Sheets and do not require subsequent remeasurement of the fair value.
Liability classified warrants
Warrants that are not considered indexed to the Company’s own stock are recorded as a liability, measured at fair value at the date of issuance and included in Accounts payable, accrued expenses, and other liabilities on the Consolidated Balance Sheets. Liability classified warrants are remeasured for subsequent changes in fair value with the change recognized as a non-operating component of Other income (loss) on the Consolidated Statements of Operations. If liability classified warrants are exercised or otherwise become indexed to the Company’s own stock, the warrant is reclassified to Additional paid-in capital on the Consolidated Balance Sheet with no subsequent remeasurement of the fair value.
Income taxes
The Company accounts for income taxes using the liability method, recognizing certain temporary differences between the financial reporting basis of the Company’s liabilities and assets and the related income tax basis for such liabilities and assets. This method generates either a net deferred income tax liability or asset for the Company, as measured by the statutory tax rates in effect at the anticipated time of reversal. The Company derives its deferred income tax provision or benefit by recording the change in either the net deferred income tax liability or asset balance for the year. See Note 16 – Income taxes to the Notes to the Consolidated Financial Statements for additional information.
The Company’s deferred income tax assets include certain future tax benefits. The Company records a valuation allowance against any portion of those deferred income tax assets when it believes, based on the weight of available evidence, it is more

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
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
In December 2025, the FASB issued ASU No. 2023.-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 require annual disclosure on specific categories in the rate reconciliation and additional information on reconciling items equal or greater than 5% of the computed tax amount. The Company adopted ASU 2023-09 as of January 1, 2025, with no material impact on its financial statements or the related disclosures.
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
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for annual periods beginning after December 15, 2026. The Company is currently evaluating the impact that adopting this update will have on its Financial Statements and related disclosures.

HYCROFT MINING HOLDING CORPORATION
Notes to Condensed Consolidated Financial Statements
3. Prepaids and deposits
The following table provides the components of Prepaids and deposits (in thousands):

	Year Ended December 31,
	2025	2024
Prepaids and deposits, current:
Prepaids:
Insurance	$1,215	$1,215
Mining claims and permit fees	569	564
Surety bond fees	560	553
License fees	405	324
Other	22	28
Deposits	182	179
Total	$2,953	$2,863

Prepaids, non-current:
Insurance	$37	$—
Royalty – advance payment on Crofoot Royalty	—	600
Total	$37	$600
Royalty – advance payment
As of December 31, 2024, royalty-advance payments included annual advance payments for a portion of the Hycroft Mine requiring a 4% net profit royalty be paid to the previous owners of certain patented and unpatented mining claims. During the year ended December 31, 2025, the parties agreed to terminate the Crofoot Royalty and the agreement was terminated in early January 2026. See Note 22 – Commitments and contingencies to the Notes to the Consolidated Financial Statements for further detail.
Insurance – non-current
During the year ended December 31, 2025, the Company purchased a multi-year contractor pollution insurance policy that extends coverage through March 2028.
4. Supplies inventories, net
At December 31, 2025 and December 31, 2024, Supplies inventories, net was $1.4 million and $1.4 million, respectively, on an average cost basis. During both the years ended December 31, 2025 and December 31, 2024, the Company recorded a write-down of supplies inventories of $0.0 million and $0.5 million, respectively, for obsolete and slow moving supplies inventories. The Company maintains a policy of periodically assessing inventory for obsolescence and making timely adjustments as necessary.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
5. Equity investment securities
The following table provides the components of Equity investment securities (in thousands):

	December 31, 2025	December 31, 2024
Equity investment securities, current	$776	$454
Equity investment securities, non-current(1)	—	151
Total	$776	$605
(1)Equity investment securities, non-current are classified as such when they are restricted from sale within the next 12 months. On June 4, 2024, the Company sold certain assets for $3.6 million, consisting of $1.5 million in cash and $2.1 million in common shares of a publicly traded Canadian gold mining company (“Payment Shares”). For one year from June 4, 2024, the Company agreed not to sell, transfer, assign, or dispose of the Payment Shares without mutual written agreement from both parties. Starting one year after closing, the Company may sell up to 25% of the Payment Shares every three months, subject to certain conditions.

For the period ended December 31, 2025, the Company sold 769,887 shares of its equity securities for net proceeds of $1.1 million and a realized net loss of $0.5 million. At December 31, 2025, there were 256,631 shares remaining.
For the period ended December 31, 2024, the Company was restricted from selling any shares of its equity securities.
For the period ended December 31, 2025, the Company recorded an unrealized gain on equity securities of $1.8 million as compared to an unrealized loss of $1.6 million for the respective period in 2024.

6. Property, plant, and equipment and assets held-for-sale, net
The following table provides the components of property, plant, and equipment, net (in thousands):

	Depreciation Life or Method	Year Ended December 31,
		2025	2024
Production leach pads	Units-of-production	$11,190	$11,190
Test leach pads	18 months	6,241	6,241
Process equipment	5 - 15 years	18,029	18,030
Buildings and leasehold improvements	10 years	9,536	9,446
Mine equipment	5 - 7 years	5,143	5,050
Vehicles	3 - 5 years	1,854	1,854
Furniture and office equipment	7 years	1,141	713
Mineral properties	Indefinite life	50	50
Construction in progress and other		35,257	35,287
		88,441	87,861
Less, accumulated depreciation and amortization		(38,329)	(36,273)
Total		$50,112	$51,588

Assets held-for-sale		$2,893	$5,698
Total		$53,005	$57,286

Depreciation expense related to Property, plant, and equipment, net was $2.0 million and $2.2 million for the years ended December 31, 2025 and December 31, 2024, respectively.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
Construction in progress and other
The primary project included in construction in progress at December 31, 2025 and December 31, 2024, was construction of a new larger leach pad. Construction on this project commenced in 2020 and continued until February 2021 when it was temporarily suspended. As of December 31, 2025, the value of the construction costs for the new, larger leach pad were $35.0 million.
Assets held-for-sale
In September 2025, the Company entered into an Equipment Purchase Agreement to sell one Ball Mill for $4.0 million, before commissions and expenses. For the year ended December 31, 2025, the Company recorded a $2.8 million reduction to Assets held-for-sale for the Ball Mill and recognized $0.7 million as Other income (loss), net, for the gain on sale.
As of December 31, 2025, the Company still held title to and risk of loss of the one semi-autogenous mill. The Company is actively seeking buyers for its Assets held-for-sale and anticipates completing the sale within one year, subject to market conditions and the successful negotiation of terms with prospective buyers.
As of December 31, 2025 and 2024, the Company estimated the fair value of the Assets held-for-sale and determined that the fair value estimate exceeded the carrying value and as such no impairment loss was recorded.
7. Restricted cash
The following table provides the components of Restricted cash (in thousands):

	Year Ended December 31,
	2025	2024
Reclamation and other surety bond cash collateral	$22,439	$27,445
Credit card collateral	54	53
Total	$22,493	$27,498
As of December 31, 2025, and December 31, 2024, the Company had $22.4 million and $27.4 million, respectively, in cash collateral for surface management surety bonds, totaling $58.9 million and $58.7 million, respectively. For the year ended December 31, 2025, this total consisted of $58.3 million that secured the financial assurance requirements for the Hycroft Mine, $0.6 million for the adjacent water supply well field, well field monitoring and exploration. Events or circumstances that would necessitate the guarantor’s performance include a deteriorating financial condition or a breach of contract. Periodically, the Company may need to provide collateral to support these instruments. When the specified requirements are met, the party holding the related instrument cancels and/or returns it to the issuing entity. The Company believes that it currently complies with all relevant bonding obligations.
During the years ended December 31, 2025 and December 31, 2024, the Company earned $1.0 million and $1.1 million, respectively, of Interest income on a portion of its cash collateral. Interest received on cash collateral balances is restricted as to its use and is included as an increase to Restricted cash with a corresponding recognition of Interest income when earned.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
8. Accounts payable, accrued expenses, and other liabilities
The following table summarizes the components portions of Accounts payable, accrued expenses, and other liabilities (in thousands):

	Year Ended December 31,
	2025	2024
Accounts payable and accrued expenses	$4,415	$2,389
Other liabilities, current
Accrued compensation(1)	3,227	3,116
Accrued directors’ fees	39	41
Operating lease liability	31	9
Warrant liabilities	—	6
Total	$7,712	$5,561

Other liabilities, non-current
Operating lease liability	8	—
Total	$8	$—
(1) Accrued compensation reflects amounts for performance-related compensation.
9. Asset retirement obligation
The following table summarizes changes in the Company’s Asset retirement obligation (ARO) (in thousands):

	Year Ended December 31,
	2025	2024
Balance, beginning of period	$13,151	$7,973
Accretion	1,297	1,253
Spending	—	(1,938)
Changes in estimates	(2,675)	5,863
Balance, end of period	$11,773	$13,151

Current	$22	$179
Non-current	$11,751	$12,972
During the year ended December 31, 2025, the Company did not have any reclamation spending. During the year ended December 31, 2024, the Company recognized spending of $1.9 million related to the placement of an impervious cover on the Crofoot heap leach pad.
During the years ended December 31, 2025 and 2024, the Company recognized a decrease of $2.7 million and an increase of $5.9 million, respectively, as changes in estimates.
The change in estimate for the year ended December 31, 2025, was primarily due to:
•The change in timing of the anticipated reclamation activities related to solution management.
The change in estimate for the year ended December 31, 2024, was primarily due to:
•Increased labor, equipment, and material costs for reclamation activities based on the updated 2024 Standardized Reclamation Cost Estimator Unit Cost Data issued annually by the Nevada Department of Environmental Protection (“NDEP”).
•A changed scope of work requiring additional volumes of cover material, as well as a revised engineering design mandated by the NDEP for the placement of an impervious cover on the Crofoot heap leach pad.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
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
The Sprott Royalty Agreement is secured by a first priority lien on certain property of the Hycroft Mine, including: (i) all land and mineral claims, leases, interests, and rights; (ii) water rights, wells, and related infrastructure; and (iii) stockpiles, buildings, structures, and facilities affixed to, or situated on, the Hycroft Mine. In addition to the terms generally described above, the Sprott Royalty Agreement contains other terms and conditions commonly contained in royalty agreements of this nature.
As of December 31, 2025, the Company classified the entire deferred gain from the sale of its royalty as a non-current liability as a result of the cessation of mining operations in November 2021.
During the years ended December 31, 2025 and 2024, there was no production and accordingly there were no payments under the Sprott Royalty Agreement.
11. Debt, net
Principal payments
On October 15, 2025, the Company made payments totaling $125.5 million to fully extinguish its remaining debt, including accrued interest. The Company first prepaid the outstanding $15.0 million principal balance of its first lien debt, the Sprott Credit Agreement, along with $0.1 million in accrued interest. Subsequently, pursuant to Note Repurchase Agreements with each of the 17 then-current holders of its 10% Senior Secured Notes due 2027 (the “Subordinated Notes”), the Company repurchased $120.8 million in principal and $0.5 million in accrued paid-in-kind interest for $110.4 million, reflecting a 9% discount to face value. Additionally, the Company paid $0.1 million on its other notes payable.
In 2025, the Company recorded a net gain of $9.2 million on the extinguishment of debt, after accounting for $0.1 million in direct expenses related to the principal payment activities.
In 2024, the Company made payments totaling $38.0 million related to its first lien debt and $0.1 million related to its notes payable.
The following table provides the components of principal payments (in thousands):

	Year Ended December 31,
	2025	2024
Principal payments on Sprott Credit Agreement	$(15,000)	$(37,994)
Principal payments on Subordinated Notes (net of $6,417 discount)	(64,880)	—
Payment for paid-in-kind interest (net of $4,457 discount)	(45,062)	—
Principal payments on other notes	(75)	(126)
Total	$(125,017)	$(38,120)

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
Interest expense
The following table summarizes the components of recorded Interest expense (in thousands):

	Year Ended December 31,
	2025	2024
Subordinated Notes(1)	$9,113	$10,551
Sprott Credit Agreement(3)	1,264	1,795
Amortization of original issue discount(2)	536	7,473
Amortization of debt issuance costs(2)	111	148
Other interest expense	1	2
Total	$11,025	$19,969
(1)    The Subordinated Notes bore interest at 10.0% per annum (non-cash), payable in-kind on a quarterly basis. The Subordinated Notes were fully paid on October 15, 2025 and the agreement was terminated.
(2)    As of December 31, 2025 and 2024, the effective interest rate for the amortization of the discount and issuance costs was nil and 2.4%, respectively.
(3)    The Sprott Credit Agreement bore interest monthly at a floating rate of SOFR plus 0.26161% adjustment plus 6.00%. As of December 31, 2025 and 2024, the effective interest rate was nil and 18.1%, respectively.
Debt covenants
Prior to the repayment of debt on October 15, 2025, the Company’s debt agreements contained representations and warranties, events of default, restrictions and limitations, reporting requirements, and covenants that are customary for agreements of these types. The Company currently has no debt-related covenants.
12. Warrant Liabilities
5-Year Private Warrants
During the year ended December 31, 2025, 34,289,898 warrants expired unexercised on May 29, 2025. These 5-year private warrants were initially issued in 2020 with an exercise price of $11.50 per warrant, and on a post 1-for-10 reverse stock split basis, 10 warrants were required to purchase 1 share of common stock. Of these expired warrants, 33,619,298 warrants were reported in the Company’s equity section, and the remaining 670,600 warrants were classified as a warrant liability with the fair value reported under liabilities on the Company’s balance sheet. The expiration of the equity warrants, and the warrant liability had no material impact on the Company’s Financial Statements.
The following table summarizes the Company’s outstanding warrant liabilities (dollars in thousands):

	Balance at		Fair Value Adjustments(1)		Expired 5-Year Private Warrants		Balance at
	December 31, 2024						December 31, 2025
	Warrants	Amount	Warrants	Amount	Warrants	Amount	Warrants	Amount
5-Year Private Warrants	670,600	$6	—	$(5)	(670,600)	$(1)	—	$—

	Balance at		Fair Value Adjustments(1)		Transfers to 5-Year Public Warrants		Balance at
	December 31, 2023						December 31, 2024
	Warrants	Amount	Warrants	Amount	Warrants	Amount	Warrants	Amount
5-Year Private Warrants	865,422	$26	—	$(15)	(194,822)	$(5)	670,600	$6

(1)Liability classified warrants are subject to fair value remeasurement at each balance sheet date in accordance with ASC 815-40, Contracts on Entity’s Own Equity. As a result, fair value adjustments related exclusively to the Company’s liability classified warrants.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
See Note 19 – Fair value measurements to the Notes to the Consolidated Financial Statements for further detail on the fair value of the Company’s liability classified warrants.

13. Stockholders’ equity
Common stock
As of December 31, 2025, there were 83,025,384 shares of common stock issued and outstanding. Each holder of common stock is entitled to one vote for each share of common stock held by such holder. The holders of common stock are entitled to the payment of dividends and other distributions as may be declared from time to time by the Board of Directors in accordance with applicable law and to receive other distributions from the Company.
Preferred stock
As of December 31, 2025, no shares of preferred stock were issued and outstanding.
Dividend policy
The Company does not currently have revenues or generate cash from operations, and therefore does not plan to declare dividends. Previously the Sprott Credit Agreement (fully repaid and extinguished on October 15, 2025) contained provisions that restricted the Company’s ability to pay dividends. For additional information, see Note 11 – Debt, net to the Notes to the Consolidated Financial Statements.
Equity offerings
On June 12, 2025, through an underwritten public offering (the “June 2025 Offering”), the Company sold 12,500,000 units of the Company at a public offering price of $3.50 per unit, and the underwriters exercised their overallotment for 937,500 warrants at the public offering price of $0.02 per warrant. On July 11, 2025, the underwriters exercised the remaining portion of their over allotment for 1,324,117 shares at the public offering price of $3.49 per share. Each unit consisted of one share of common stock of the Company and one-half of one common stock purchase warrant (each whole warrant, a 2025 3-Year Warrant). Each 2025 3-Year Warrant is exercisable to purchase one share of common stock of the Company at a price of $4.20 per share, exercisable for a period of 36 months, including the underwriters’ overallotment. Including the underwriters’ overallotment, the Company raised total net proceeds of $44.5 million, after deducting underwriting discounts and direct expenses of $3.8 million.
In 2025, 2,363,600 of the 2025 3-Year Warrants were exercised at the exercise price of $4.20 per warrant, raising additional net proceeds of $9.9 million. There were 4,823,900 warrants outstanding as of December 31, 2025, which, if exercised, would result in dilution of common shares.
On September 2, 2025, the Company entered into securities purchase agreements with three accredited investors to issue and sell 14,017,056 Units for a purchase price of $4.2805 per Unit (“2025 Private Placement”), resulting in a total purchase price of $60.0 million. Each Unit consisted of one share of common stock and one-half of one warrant to purchase one share of common stock. Each Warrant is exercisable to purchase one share of common stock of the Company at a price of $6.00 per share with a two years exercise period (each whole warrant, a “2025 2-Year Warrant”), and are subject to mandatory exercise in the event that, during such two years period, the volume weighted average price of the common stock has been at least $8.00 per share, subject to adjustment, for a period of at least 20 trading days within the 30 trading day period ending on the third business day prior to the date on which notice of the redemption is given, as further detailed in the 2025 2-Year Warrant.
On December 3, 2025, 116,809 warrants issued as part of the 2025 Private Placement were exercised at the warrant exercise price of $6.00 per warrant for net proceeds of $0.7 million.

After satisfying the conditions for a Required Exercise under the 2025 Private Placement Warrant Agreement, Hycroft issued the Notice of Required Exercise of Common Stock Purchase Warrant to the remaining Private Placement warrant holders on December 14, 2025. The notice requires the exercise of 6,891,719 warrants at the exercise price of $6.00 per warrant for net proceeds of $41.4 million. After the Notice of Required Exercise and through December 31, 2025, 111,809 Private Placement Warrants were exercised for net proceeds of $0.7 million and the balance of the Private Placement Warrants to be exercised and the associated funding was required to occur on or before January 14, 2026.

On October 9, 2025, the Company announced a proposed public underwritten offering of approximately $100.0 million (the “October 2025 Offering"). Later on October 9, 2025, the Company announced the pricing of the October 2025 Offering of 23,076,924 shares at a public offering price of $6.50 per share for approximately $150.0 million before

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
underwriting commissions and net issuance expenses, and the Company also granted the underwriters an overallotment option for a period of 30 days to purchase up to an additional 3,295,076 shares from the Company, representing approximately 14.28% of the number of shares sold under the October 2025 Offering. After the market closed on October 9, 2025, the underwriters exercised the entire overallotment option for additional gross proceeds of $21.4 million. The October 2025 Offering closed on October 14, 2025, generating approximately $164.6 million net proceeds after underwriting discounts, commissions and net issuance expenses (including the net proceeds from the exercised overallotment option).

The Company used a portion of the proceeds from the 2025 equity offerings to repay debt. See Note 11 – Debt, net to the Notes to the Consolidated Financial Statements for additional information on the principal payments made.

At-the-market-offering
On June 2, 2023, the Company filed a prospectus supplement reactivating its at-the-market equity offering (the “ATM Program”). The Company filed a new prospectus supplement on May 15, 2024, increasing the available shares for sale to an aggregate offering price of $100.0 million (the “New ATM Program”).
On May 15, 2024, the Company filed a new $350.0 million prospectus subject to Instruction I.B.6 to Form S-3, referred to as a universal shelf registration statement, which included the New ATM Program. The universal shelf registration statement became effective on May 31, 2024, at 4:00 p.m. Eastern Daylight Time, replacing the prior universal shelf registration statement filed on June 30, 2021.
During the years ended December 31, 2025 and 2024, the Company sold 979,308 (under the New ATM Program) and 3,821,362 (including 828,815 under the New ATM Program and 2,992,547 under the ATM Program) shares of common stock, respectively, for aggregate gross proceeds, before commissions and offering expenses of $5.7 million (under the New ATM Program) and $12.6 million (including $2.2 million under the New ATM Program and $10.4 million under the ATM Program), respectively. As of December 31, 2025 and 2024, there were $92.1 million and $97.8 million gross sales price, respectively, of common stock available for issuance under the New ATM Program.
Equity Classified Warrants
During the year ended December 31, 2025, the Company’s Public Warrants (5-Year) expired unexercised on May 29, 2025. These 5-year private warrants were initially issued in 2020 with an exercise price of $11.50 per warrant, and on a post 1-for-10 reverse stock split basis, 10 warrants were required to purchase 1 share of common stock. Of these expired warrants, 33,619,298 warrants were reported in the Company’s equity section. The expiration of the equity warrants had no material impact on the Company’s Financial Statements.
During the year ended December 31, 2025, the Company’s 5-Year Public Offering Warrants expired unexercised on October 6, 2025. These 5-year public warrants were initially issued in 2020 with an exercise price of $10.50 per warrant, and on a post 1-for-10 reverse stock split basis, 10 warrants were required to purchase 1 share of common stock. All 9,583,334 warrants were reported in the Company’s equity section. The expiration of the equity warrants had no material impact on the Company’s Financial Statements.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
2025 3-Year Warrants
As part of the June 2025 Offering, 7,187,500 warrants were issued. The proceeds from the June 2025 Offering were allocated between the common shares and warrants based on their relative fair values at the date of issuance, with $5.9 million allocated to warrants with a total of 7,187,500 warrants issued. The fair value of the warrants was estimated using a binomial option pricing model with the following assumptions: stock price of $3.40, risk free rate of 4.16%, period of 36 months, volatility of 55.00%, and exercise price of $4.20. The warrants are exercisable for one common share each and expire on June 16, 2028.
2025 2-Year Warrants
As part of the 2025 Private Placement, 7,008,528 warrants were issued. The proceeds from the 2025 Private Placement were allocated between the common shares and warrants based on their relative fair values at the date of issuance, with $2.8 million allocated to warrants with a total of 7,008,528 warrants issued. The fair value of the warrants was estimated using a binomial option pricing model with the following assumptions: stock price of $5.80, risk free rate of 3.80%, period of two years, volatility of 55.00%, and exercise price of $6.00 and subject to required exercise when the volume weighted average stock price reaches $8.00 for 20 trading days out of a 30 trading day period. The warrants are exercisable for one common share each and expire on September 10, 2027.
5-Year Public Warrants
Prior to the Recapitalization Transaction, Mudrick Capital Acquisition Corporation issued 20,800,000 units, with each unit consisting of one-tenth share of common stock (on a post 1-for-10 reverse stock split basis) and one warrant to purchase one-tenth share of common stock (on a post 1-for-10 reverse stock split basis) at an exercise price of $11.50 per share for a period of five years from the May 29, 2020, Recapitalization Transaction (the “IPO Warrants”), and concurrently with the Recapitalization Transaction, the Company issued 3,249,999 warrants upon substantially the same terms as part of a backstop unit offering at an exercise price of $11.50 per share for a period of five years from the issuance date (the “Backstop Warrants” and collectively with the IPO Warrants, the “5-Year Public Warrants”). During the year ended December 31, 2025, the Company’s 5-Year Public Warrants expired unexercised on May 29, 2025. The expiration of the equity warrants had no material impact on the Company’s Financial Statements.
Public Offering Warrants
On October 6, 2020, the Company issued 9,583,334 units in an underwritten public offering at an offering price to of $9.00 per unit, with each unit consisting of one-tenth share of common stock (on a post 1-for-10 reverse stock split basis) and one warrant to purchase one-tenth share of common stock at an exercise price of $10.50 per share (“Public Offering Warrants”). Of the 9.6 million units issued, 5.0 million units were issued to Restricted Persons, as defined under the Public Offering Warrant Agreement. After deducting underwriting discounts and commission and offering expenses, the proceeds net of discount and equity issuance costs to the Company were $83.1 million. The Public Offering Warrants are immediately exercisable and entitle the holder thereof to purchase one-tenth share of common stock (on a post 1-for-10 reverse stock split basis) at an exercise price of $10.50 for a period of five years from the closing date. The shares of common stock and the Public Offering Warrants were separated upon issuance. During the year ended December 31, 2025, the Company’s 5-Year Public Offering Warrants expired unexercised on October 6, 2025. The expiration of the equity warrants had no material impact on the Company’s Financial Statements.
Private Placement Warrants
Pursuant to the Private Placement Offering, the Company issued 46,816,480 Warrants with an exercise price of $1.068 per Warrant Share that expire five years from the date of issuance. The Warrants are deemed freestanding, equity-linked financial instructions that do not require liability classification under ASC Topic 480-10, Overall Debt because: (i) they are not mandatorily redeemable shares; (ii) they do not obligate the Company to buy back shares; and (iii) they are not settled in a variable number of shares. As a result, the Company allocated the gross proceeds of $55.9 million from the Private Placement Offering between the Warrants and common stock as of the closing date of March 15, 2022. The Company used the Black-Scholes option pricing model to determine the fair value of the Warrants upon the issuance date using the following assumptions: 5 years expected term; 2.1% risk-free interest rate; and 118.4% expected volatility.

The following table summarizes the equity warrant activity during the year ended December 31, 2025:

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements

	Balance at	Warrants	Warrants	Warrants	Balance at
	December 31, 2024	Issued	Expired	Exercised	December 31, 2025

5-Year Public Warrants (1) (2)	33,619,298	—	(33,619,298)	—	—
Public Offering Warrants (5-Year) (1)	9,583,334	—	(9,583,334)	—	—
Private Placement Offering Warrants (1)	46,816,480	—	—	—	46,816,480
2025 3-Year Warrants		7,187,500	—	(2,363,600)	4,823,900
2025 2-Year Warrants		7,008,528	—	(228,618)	6,779,910
Total	90,019,112	14,196,028	(43,202,632)	(2,592,218)	58,420,290
(1)Warrants issued prior to the 1-for-10 reverse stock split that was effective November 14, 2023, issuable into common stock at the rate of 10 warrants per share
(2)In addition to the equity warrants, there were 670,600 5-Year Public Warrants classified as a warrant liability with the fair value reported under liabilities on the Company’s balance sheet

The following table summarizes additional information on the Company’s outstanding warrants as of December 31, 2025:

	Exercise Price	Exercise Period	Expiration Date	Warrants Outstanding
Private Placement Offering Warrants(1)	$1.068	5 years	3/15/2027	46,816,480
2025 3-Year Warrants	$4.200	3 years	6/13/2028	4,823,900
2025 2-Year Warrants	$6.000	2 years	9/10/2027	6,779,910
Total Warrants Outstanding				58,420,290
(1)    Warrants issued prior to the 1-for-10 reverse stock split that was effective November 14, 2023, issuable into common stock at the rate of 10 warrants per share

The following table summarizes additional information on the Company’s outstanding warrants as of December 31, 2024:

	Exercise Price	Exercise Period	Expiration Date	Warrants Outstanding
5-Year Public Warrants(1) (2)	$11.500	5 years	5/29/2025	33,619,298
Public Offering Warrants(1)	$10.500	5 years	10/6/2025	9,583,334
Private Placement Offering Warrants(1)	$1.068	5 years	3/15/2027	46,816,480
Total Warrants Outstanding				90,019,112
(1)Warrants issued prior to the 1-for-10 reverse stock split that was effective November 14, 2023, issuable into common stock at the rate of 10 warrants per share
(2)In addition to the equity warrants, there were 670,600 5-Year Public Warrants classified as a warrant liability with the fair value reported under liabilities on the Company’s balance sheet

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
14. Stock-based compensation
Performance and Incentive Pay Plan
On December 29, 2025, at the Company’s Annual Meeting, the 2025 HYMC Performance and Incentive Pay Plan (the “2025 PIPP Plan”) was approved. The 2025 PIPP Plan supersedes and replaces the 2020 HYMC Performance and Incentive Pay Plan (the “2020 PIPP Plan”), except with respect to awards granted under the 2020 PIPP Plan plus any shares of Common Stock which as of the effective date of the 2025 PIPP Plan were available for issuance under the 2020 PIPP Plan, or are subject to 2020 PIPP Plan awards which become available for future grants of awards as defined in the 2025 PIPP Plan. The 2020 PIPP Plan was approved on February 20, 2019, and amended on May 29, 2020, June 2, 2022, and May 23, 2024.
As of December 31, 2025, there were a total of 3,990,281 shares of common stock available for issuance, including 490,281 transferred from the 2020 PIPP Plan. As of December 31, 2024, there were 966,926 shares of common stock available for issuance under the 2020 PIPP Plan.
The following table summarizes the Company’s 2025 PIPP Plan and 2020 PIPP Plan shares available for issuance:

Number of Restricted Stock Units
2025 PIPP Plan
Available for Issuance as of December 31, 2025	3,500,000
Plus transferred from 2020 PIPP Plan December 29, 2025	490,281
Total Available for Issuance as of December 31, 2025	3,990,281

2020 PIPP Plan
Available for Issuance as of December 31, 2024	966,926
Less Granted in 2025	(491,949)
Plus forfeited shares in 2025	15,304
Less transferred to 2025 PIPP Plan December 29, 2025	(490,281)
Total Available for Issuance as of December 31, 2025	—

As of December 31, 2025, all awards granted under the 2020 PIPP Plan were in the form of restricted stock units to employees and directors of the Company. Restricted stock units granted under the 2020 PIPP Plan without performance-based vesting criteria typically vest in either equal annual installments over one to four years, or in entirety on the fourth anniversary after the grant date. Awards granted with performance-based vesting criteria typically vest in annual installments over three years subject to the achievement of certain financial and operating results of the Company. Certain restricted stock units granted to non-employee directors vest immediately, while others vest in installments over a one-to-three year period.

The following tables summarize the Company’s unvested share awards outstanding as of December 31, 2025 and 2024, under the 2020 PIPP Plan:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Unit
Unvested at December 31, 2024	678,071	$5.13
Granted	491,949	3.13
Canceled/forfeited	(15,304)	4.93
Vested	(425,742)	5.56
Unvested at December 31, 2025	728,974	$3.56

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Unit
Unvested at December 31, 2023	607,099	$10.04
Granted	435,204	3.34
Canceled/forfeited	(20,014)	5.82
Vested	(344,218)	11.50
Unvested at December 31, 2024	678,071	$5.13

In addition to the 728,974 unvested RSUs as of December 31, 2025, there were 95,611 vested and deferred RSUs. Unvested RSUs are subject to forfeiture if the employee or director leaves the Company prior to the vesting date. Vested and deferred RSUs have fully vested but are deferred based on the Company’s directors’ annual elections. Vested and deferred RSUs will be issued, or settled, following the director’s separation of service from the Company.
The fair value of RSUs is based on the closing market price of the Company’s common stock on the date of the grant. The Company recognizes compensation expense for RSUs on a straight-line basis over the grant period.
During the years ended December 31, 2025 and 2024, the Company recorded compensation expense of $1.9 million and $2.6 million, respectively, related to restricted stock awards.
As of December 31, 2025, there was $1.6 million of unrecognized compensation cost related to unvested restricted stock units, expected to be recognized over a weighted-average period of 1.5 years.
15. Other income (loss), net
The table below summarizes the components reported in Operating Expenses Other income, net (in thousands):

	Year Ended December 31,
	2025	2024
Gain on sale of equipment	$805	$4,219
Loss on impairment of assets	(640)	—
Gain on sale of patents and intellectual property	—	3,641
Gain on forfeiture of non-refundable deposits	—	1,550
Total	$165	$9,410
In September 2025, the Company entered into an Equipment Purchase Agreement to sell one Ball Mill for $4.0 million, before commissions and expenses. The Company recorded a $2.8 million reduction to equipment not-in-use and recognized $0.7 million, net of commissions as Other income (loss), net for the sale of the Ball Mill for the year ended December 31, 2025.
Additionally, the Company sold miscellaneous unused inventories for a net gain of $0.1 million during the year ended December 31, 2025.
Additionally, after the November 2025 agreement to extinguish the Crofoot Royalty agreement, the Company determined that the advanced royalty payment would not benefit future operations and wrote off $0.6 million in advanced royalty payments.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
The table below summarizes the components reported in non-operating Other income (loss), net (in thousands):

	Year Ended December 31,
	2025	2024
Gain on extinguishment of debt	9,154	—
Unrealized gain (loss) on equity securities	1,815	(1,588)
Gain on fair value adjustment for warrant liabilities	6	15
Other miscellaneous (expense) income	(6)	50
Realized loss on sale of equity securities	(525)	—
Total	$10,444	$(1,523)

16. Income taxes
For the years ended December 31, 2025 and 2024, the Company recorded no income tax benefit or expense. The annual effective tax rate was nil for 2025 and 2024, which was driven primarily by losses for each period.
The Company is also subject to mining taxes in Nevada, which are classified as income taxes as such taxes are based on a percentage of mining profits, but did not incur any mining tax expense due to cessation of mining operations. The Company is not subject to foreign income taxes as all of the Company’s operations and properties are located within the United States.
The Company’s loss before income taxes was attributable solely to domestic activities in the United States. The components of the Company’s income tax expense (benefit) were as follows (in thousands):

	Year Ended December 31,
	2025	2024
Current
Federal	$—	$—
Deferred
Federal	(8,170)	(13,786)
Change in Valuation Allowance	8,170	13,786
Income tax expense (benefit)	$—	$—
For the year ended December 31, 2025, and the year ended December 31, 2024, the Company incurred no net income tax expense (benefit).
The following table provides a reconciliation of income taxes computed at the United States federal statutory tax rate of 21% in 2025 and 2024 to the income tax provision (dollars in thousands):

	Year Ended December 31,
	2025	2024
Loss before income taxes	$(40,664)	$(60,896)
United States statutory income tax rate	21%	21%
Income tax benefit at United States statutory income tax rate	(8,540)	(12,788)
Change in valuation allowance	8,170	13,786
Warrant fair value adjustment	(1)	—
Adjustment of prior year income taxes	264	(1,067)
Nondeductible expenses	107	69
Income tax expense (benefit)	$—	$—

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
For the year ended December 31, 2025, the effective tax rate was a result of an increase in the valuation allowance of $8.2 million.
For the year ended December 31, 2024, the effective tax rate was a result of an increase in the valuation allowance of $13.8 million and adjustment to prior year income taxes.
The components of the Company’s deferred tax assets are as follows (in thousands):

	Year Ended December 31,
	2025	2024
Net operating loss	$80,863	$74,056
Mineral properties	56,198	52,303
Plant, equipment, and mine development	1,687	1,415
Intangible assets	14,181	15,687
Deferred gain on sale of royalty	6,266	6,266
Asset retirement obligation	2,472	2,762
Interest expense carryforward	8,799	9,156
Accrued compensation	663	629
Stock-based compensation	1,927	1,998
Inventories	943	947
Assets held-for-sale	(39)	476
Other	895	990
Valuation allowance	(174,855)	(166,685)
Total	$—	$—
Based on the weight of evidence available as of both December 31, 2025 and 2024, which included recent operating results, future projections, and historical inability to generate positive operating cash flow, the Company concluded that it was more likely than not that the benefit of its net deferred tax assets would not be realized and, as such, recorded full valuation allowances of $174.9 million and $166.7 million, respectively, against its net deferred tax assets.
The Company had tax loss carryovers as of December 31, 2025 and 2024, of $385.1 million and $352.6 million, respectively, for federal income tax purposes. The carryover amount as of December 31, 2025, can be carried forward indefinitely and can be used to offset taxable income and reduce income taxes payable in future periods, subject to limitations under Section 382. Section 382 of the Internal Revenue Code imposes limitations on the use of U.S. federal net operating losses and other unrealized losses upon a more than 50% change in ownership in the Company within a three-year period. In connection with multiple equity offerings during 2022 and 2025, the Company underwent the following Section 382 ownership changes (in thousands):

Tax Loss Carryovers		Year Ended December 31,
Ownership Change Date	Annual Limitation	2025	2024
March 25, 2022	$1,300	$306,830	$299,743
June 13, 2025	3,066	64,332	N/A
October 9, 2025	7,229	7,620	N/A

As a result, utilization of the Company’s above net operating losses and other unrealized losses are limited on an annual basis. If the Section 382 annual limitation amount is not fully utilized in a particular tax year, then the unused portion from that tax year increases the Section 382 annual limitation in the subsequent year and/or subsequent years.
As necessary, the Company provides a reserve against the benefits of uncertain tax positions taken in its tax filings that are more likely than not to not be sustained upon examination. Based on the weight of available evidence, the Company does not believe it has taken any uncertain tax positions that require the establishment of a reserve. The Company has not recorded any

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
income tax reserves or related interest, or penalties related to income tax liabilities as of December 31, 2025. The Company's policy, if it were to have uncertain tax positions, is to recognize interest and/or penalties related to unrecognized tax benefits as part of its income tax expense. With limited exception, the Company is no longer subject to U.S. federal and state income tax audits by taxing authorities for tax years 2019 and prior; however, tax loss operating loss and credit carryovers from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are utilized.
17. Loss per share
The table below summarizes the Company’s basic and diluted loss per share calculations (in thousands, except share and per share amounts):

	Year Ended December 31,
	2025	2024
Net loss	$(40,664)	$(60,896)

Weighted average shares outstanding
Basic	43,260,501	23,176,014
Diluted	43,260,501	23,176,014

Basic loss per common share	$(0.94)	$(2.63)
Diluted loss per common share	$(0.94)	$(2.63)
Due to the Company’s net loss during the years ended December 31, 2025 and 2024, respectively, there was no dilutive effect of common stock equivalents because the effects of such would have been anti-dilutive. The following table summarizes the shares excluded from the weighted average number of shares of common stock outstanding, as the impact would be anti-dilutive (in thousands):

	Year Ended December 31,
	2025	2024
Shares after conversion of warrants	16,285	9,069
Restricted stock units (unvested plus vested deferred)	825	678
Total	17,110	9,747
18. Segment information
In accordance with FASB’s Accounting Standards Codification Topic 280, Segment Reporting, the Company has determined that it operates as a single reportable segment. Since the Company discontinued mining operations in November 2021 and has focused on exploration, the Company’s operations are limited and managed by one chief operating decision-maker (“CODM”). The CODM, who has been identified as the Company’s Chief Executive Officer, is responsible for all decisions regarding resource allocation and performance evaluation, which are made on a consolidated basis. Therefore, the Company has concluded that it has one operating and reportable segment. The CODM evaluates exploration and development costs and mine site costs (collectively, “Segment Expenses” utilizing the following expense groupings (in thousands).

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements

	Year Ended December 31,
	2025	2024
Exploration	$8,761	$10,639
Technical and projects	1,499	1,846
Mine maintenance	1,603	1,827
Processing maintenance	2,281	1,796
Crofoot royalty settlement and sulphur rights	4,000	—
Site-level general and administrative(1)	11,363	13,304
Segment expenses	$29,507	$29,412
(1)A portion of mine site general and administrative expenses are allocated to exploration for financial reporting.

The following table reconciles total Segment expenses to the amounts presented in the consolidated statements of operations:

	Year Ended December 31,
	2025	2024
Exploration and development costs	$14,856	$19,526
Mine site costs	14,651	9,886
Segment expenses	$29,507	$29,412

19. Fair value measurements
Recurring fair value measurements
The following table sets forth by level within the fair value hierarchy, the Company’s liabilities measured at fair value on a recurring basis (in thousands).

	Hierarchy Level	Year Ended December 31,
		2025	2024
Equity investment securities, current	1	$776	$454
Equity investment securities, non-current	1	—	151
Total (1)		$776	$605

5-Year Private Warrants (2)	2	$—	$6
(1)The value of equity securities was determined using the closing price of the publicly traded Canadian gold mining company on the last day of the period as quoted on the TSX Venture Exchange. See Note 5 – Equity investment securities to the Notes to the Consolidated Financial Statements for additional information.
(2)     The value of certain warrants to purchase shares of the Company’s common stock that were issued to the special purpose acquisition company sponsor and/or underwriter in a private placement and/or pursuant to a forward purchase contract (collectively, the 5-Year Private Warrants) as of December 31, 2025, was nil due to the expiration of the warrants on May 29, 2025. See Note 12 – Warrant liabilities to the Notes to the Consolidated Financial Statements for additional information on the fair value of the Company’s liability classified warrants.

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
Items disclosed at fair value
Debt, net
The Company paid off all debt during the year end December 31, 2025, but had debt balances as of December 31, 2024. The Sprott Credit Agreement and the Subordinated Notes were privately held and, as such, there was no public market or trading information available for such debt instruments. As of December 31, 2025 and December 31, 2024, the fair value of the Company’s debt instruments was nil and $108.0 million, compared to the carrying value of nil and $125.0 million as of December 31, 2025 and December 31, 2024, respectively. The fair value of the principal of the Company’s debt instruments, including capitalized interest, was estimated using a market approach in which pricing information for publicly traded, non-convertible debt instruments with speculative ratings were analyzed to derive a mean trading multiple to apply to the December 31, 2025 and December 31, 2024, balances.
20. Supplemental cash flow information
The following table provides supplemental cash flow information (in thousands):

	Year Ended December 31,
	2025	2024
Increase in debt from paid-in-kind interest	$9,114	$10,551
Cash interest paid	$1,264	$1,797
Accelerated amortization of original issue discount and issuance costs	$—	$6,871
Gain on extinguishment of debt, net	$(9,154)	$—
21. Employee benefit plans
401(k) Plan
The Hycroft Mining Corporation 401(k) Plan (the “401(k) Plan”) is a defined contribution plan that is available to all employees of the Company upon their date of hire. The 401(k) Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974, as amended, and Section 401(k) of the IRC. Administration fees of the 401(k) Plan are paid by the Company. The assets of the 401(k) Plan are held, and the related investments are executed by the 401(k) Plan’s trustee.
Participants in the 401(k) Plan exercise control and direct the investment of their contributions and account balances among various investment alternatives. The Company matches a percentage of employee deferrals to the 401(k) Plan up to certain limits. For the years ended December 31, 2025 and 2024, the Company’s matching contributions totaled $0.5 million and $0.5 million, respectively.
22. Commitments and Contingencies
Legal Proceedings
The Company has been named as a defendant in four pro se actions that assert claims for breach of contract and declaratory judgment arising from or directly relating to Warrants purportedly held by the pro se plaintiffs in the Delaware Chancery Court. In various forms, they allege that the Company or its predecessor entities breached the Warrant Agreement, dated October 22, 2015, and/or related Amendment Agreement, dated February 26, 2020. In sum, in all four actions, Plaintiffs allege, by or on behalf of “Warrant holders,” that the Company or its predecessor(s) breached these agreements by failing to make proper “Mechanical Adjustments” to the Warrants in accordance with terms of the Warrant Agreement upon the occurrence of certain business transactions and events, including the Recapitalization Transaction. The actions are currently in the motion to dismiss stage.
The Company expenses legal fees and other costs associated with legal proceedings as incurred. The Company assessed, in conjunction with its legal counsel, the need to record a liability related to the Complaint and determined that a loss was not probable nor reasonably estimable. Litigation accruals are recorded when, and if, it is determined that a loss related matter is both probable and reasonably estimable. Material loss contingencies that are reasonably possible of occurrence, if any, are subject to disclosure. No losses have been recorded during the year ended December 31, 2025 or 2024, respectively, with respect to litigation or loss contingencies.
Insurance

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
The Company has deductible-based insurance policies for certain losses related to general liability, workers’ compensation, and automobile coverage. The Company records accruals for contingencies related to its insurance policies when it is probable that a liability has been incurred, and the amount can be reasonably estimated. These accruals are adjusted periodically as assessments change or additional information becomes available. Insurance losses for claims filed and claims incurred but not reported are accrued based upon estimates of the aggregate liability for uninsured claims using historical loss development factors and actuarial assumptions followed in the insurance industry.
Royalties
As of December 31, 2025 and December 31, 2024, the Company’s off-balance sheet arrangements consisted of a net profit royalty arrangement and a net smelter royalty arrangement.
Crofoot Royalty
Until January 2026, a portion of the Hycroft Mine was subject to an agreement that required payment of a 4% net profit royalty on certain patented and unpatented mining claims. The royalty was subject to a maximum of $7.6 million, with $3.3 million satisfied and $4.3 million outstanding as of 2024. In November 2025, the Company reached an agreement to terminate the Crofoot Royalty agreement for $2.5 million. As of January 2026, the net profit royalty is no longer in effect.
Sprott Royalty
Pursuant to the Royalty Agreement with SPRL II in which the Company received cash consideration in the amount of $30.0 million, the Company granted a perpetual royalty equal to 1.5% of the net smelter returns from the Hycroft Mine, payable monthly under the Sprott Royalty Agreement. The royalty is accounted for as a deferred gain liability. Net smelter returns for any given month are calculated as Monthly Production multiplied by the Monthly Average Gold Price and the Monthly Average Silver Price, minus Allowable Deductions, as such terms are defined in the Sprott Royalty Agreement. The Company is required to remit royalty payments to the payee free and clear and without any present or future deduction, withholding, charge or levy on account of taxes, except Excluded Taxes as such term is defined in the Sprott Royalty Agreement.
At both December 31, 2025 and December 31, 2024, the estimated net present value of the Sprott Royalty Agreement was $146.7 million. The net present value of the Sprott Royalty Agreement was modeled using the following level 3 inputs: (i) market consensus inputs for future gold and silver prices; (ii) a precious metals industry consensus discount rate of 5.0%; and (iii) estimates of the Hycroft Mine’s life-of-mine gold and silver production volumes and timing based on the previous 34-year life of mine plan.
23. Related Party Transactions
Prior to the Company’s Annual General Meeting on December 29, 2029, AMC Entertainment Holdings, Inc. (“AMC”) was classified as a related party because a representative from AMC served on the Company’s Board of Directors.
During the years ended December 31, 2025 and 2024, the Company paid $0.1 million and $0.1 million in director fees, respectively, for AMC’s board representative. Additionally, during both the years ended December 31, 2025 and 2024, the Company granted RSUs with a grant date fair value of $0.1 million for AMC’s board representative.
As of December 31, 2025 and 2024, through its director representative, AMC was entitled to receive 11,981 and 12,393 shares of common stock, respectively, upon the future vesting of restricted stock units.
24. Subsequent Events
In January 2026, the Company received $40.4 million from the 2025 2-Year Warrant holders for the exercise of the outstanding 6,779,910 shares of the Private Placement Warrants that were exercised, in line with the Notice of Required Exercise of Common Stock Purchase Warrant to the remaining Private Placement that was issued to the warrant holders on December 14, 2025. As of January 2026, there are no more 2025 2-Year Warrants outstanding.
On January 27, 2026, the Company’s Compensation Committee and Board of Directors approved a discretionary compensation award of $4.5 million for extraordinary performance in raising capital and restructuring the Company’s balance sheet, including repaying debt at a discount. Also on January 27, 2026, the Company’s Compensation Committee and Board of Directors approved a true up for shortfalls in prior year's targeted equity grants. The true-up was comprised of a $10.3 million cash payment and equity awards of 1,434,776 restricted stock units vesting over two years with an aggregate grant-date value of

HYCROFT MINING HOLDING CORPORATION
Notes to Consolidated Financial Statements
$72.5 million. Because the extraordinary bonus and the equity awards were approved after December 31, 2025, no amounts were accrued in the accompanying financial statements.
On February 11, 2026, AMC exercised 10,008,240 March 2022 Private Placement Warrants (exercise price of $1.0680 per warrant). After giving effect to the 1-for-10 reverse stock split effective November 14, 2023, the warrants were exercisable for an aggregate of 1,000,824 shares of common stock (at a ratio of 10 warrants per one share of common stock).The warrants were exercised on a cashless basis using the 10-day average market price, as defined in the warrant agreement, of $45.41 per share, resulting in the issuance of 765,440 shares of common stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
As previously disclosed on a Current Report on Form 8-K filed on June 9, 2025, on June 3, 2025, Hycroft Mining Holding Corporation (the “Company”) was notified that Moss Adams LLP (“Moss Adams”), the Company’s independent registered public accounting firm, merged with Baker Tilly US, LLP, effective on June 3, 2025. The combined audit practices operate as Baker Tilly US, LLP (“Baker Tilly”). In connection with the notification of the merger, Moss Adams resigned as the auditors of the Company and the Audit Committee of the Company’s Board of Directors approved the appointment of Baker Tilly, as the successor to Moss Adams, as the Company’s independent registered public accounting firm.
As a result of this merger, the personnel formerly employed by Moss Adams, including the engagement team responsible for the audit of the Company’s financial statements, continued to work on the Company’s audit. The audit reports of Moss Adams on the Company’s consolidated financial statements as of and for the years ended December 31, 2024 and 2023 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except that Moss Adams’ audit report on the Company’s consolidated financial statements as of and for the year ended December 31, 2024 contained an explanatory paragraph regarding a going concern uncertainty.
During the Company’s two most recent fiscal years and through June 3, 2025, there were (i) no disagreements with Moss Adams on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Moss Adams, would have caused it to make reference thereto in its reports on the Company’s consolidated financial statements as of and for such years; and (ii) no “reportable events” requiring disclosure pursuant to Item 304(a)(1)(v) of Regulation S-K.
During the years ended December 31, 2024 and 2023, and the subsequent interim period through June 3, 2025, neither the Company, nor anyone on its behalf, consulted with Baker Tilly regarding: (i) either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements; or (ii) any matter that was either the subject of a “disagreement,” as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to that item, or a “reportable event,” as described in Item 304(a)(1)(v) of Regulation S-K.
The Company provided Moss Adams with a copy of the disclosures in the Form 8-K reporting the change, and requested that Moss Adams furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether or not it agreed with the above statements. A copy of such letter, dated June 6, 2025, is filed herewith as Exhibit 16.1.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this 2024 Form 10-K, the Company conducted an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and the Chief Financial Officer determined that, as of December 31, 2025, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. In designing disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving desired control objectives, and that management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2025. Our management’s evaluation of our internal control over financial reporting was based on the 2013 framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that as of December 31, 2025, our internal control over financial reporting was effective.
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
ITEM 9B. OTHER INFORMATION
(a) None.
(b) During the fiscal quarter ended December 31, 2025, none of our officers or directors informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Reference is made to the information to be set forth in “Proposal No. 1 - Election of Directors” under the subheading “Nominees for Election to our Board of Directors at the 2026 Annual Meeting,” the section titled “Executive Officers,” the subsections “Code of Ethics,” “[Director Nominations],” “[Delinquent Section 16(a) Reports],” and “Insider Trading Policy” under the principal heading of “Board and Corporate Governance Matters,” and the subsection titled “Audit Committee” under the subheading “Committees of the Board of Directors” of our Proxy Statement to be filed within 120 days after the end of our fiscal year, which information is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
Reference is made to the information to be set forth in the “[Executive Officers]” and “[Executive Compensation]” sections of our Proxy Statement to be filed within 120 days after the end of our fiscal year, which information is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Reference is made to the information to be set forth in the “Security Ownership of Certain Beneficial Owners and management” and “[Securities Authorized for Issuance under Equity Compensation Plans]” sections of our Proxy Statement to be filed within 120 days after the end of our fiscal year, which information is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Reference is made to the information to be set forth under the “Certain Relationships and Related Person Transactions” section of our Proxy Statement to be filed within 120 days after the end of our fiscal year, which information is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this annual report on Form 10K:
i.Financial Statements: See index to Financial Statements.
ii.Exhibits: The following documents are filed as exhibits hereto:

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

3.4*	Amended and Restated Bylaws of Hycroft Mining Holding Corporation
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

4.2
Warrant Agreement, dated as of February 7, 2018, by and between and Mudrick Capital Acquisition Corporation and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K, filed with the SEC on February 13, 2018).

4.3
Warrant Agreement, dated as of May 29, 2020, by and between Hycroft Mining Holding Corporation (f/k/a/ Mudrick Capital Acquisition Corporation) and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.3 to the registrant's Current Report on Form 8-K, filed with the SEC on June 4, 2020).

4.4
Warrant Agreement dated as of October 6, 2020 by and between Hycroft Mining Holding Corporation and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed with the SEC on October 6, 2020).

4.5
Warrant Agreement dated as of March 14, 2022 by and between Hycroft Mining Holding Corporation and American Multi-Cinema, Inc. (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K, filed with the SEC on March 15, 2022).

4.6
Warrant Agreement dated as of March 14, 2022 by and between Hycroft Mining Holding Corporation and 2176423 Ontario Ltd. (incorporated by reference to Exhibit 4.6 to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 31, 2022).

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
4.10
Warrant Adjustment Certificate dated August 3, 2022 from Hycroft Mining Holding Corporation to Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.3 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2022).

4.11	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed by the Company on September 3, 2025).
4.12
Warrant Agency Agreement dated June 13, 2025, between Hycroft Mining Holding Corporation and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed by the Company on June 13, 2025).

4.13	Form of Warrant dated June 12, 2025 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report Form 8-K filed by the Company on June 13, 2025).
10.1
Second Amended and Restated Credit Agreement, dated as of March 30, 2022, by and between Hycroft Mining Holding Corporation, as borrower, Autar Gold Corporation (f/k/a Muds Acquisition Sub, Inc.), Auxag Mining Corporation (f/k/a Muds Holdco Inc.), Hycroft Resources & Development, LLC and Allied VGH LLC, as guarantors, Sprott Private Resource Lending II (Collector), LP, as lender, and Sprott Resource Lending Corp. as arranger (incorporated by reference to Exhibit 10.1 to the registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2022).

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

10.3
Waiver, dated November 9, 2021, between Hycroft Mining Holding Corporation, Autar Gold Corporation (f/k/a Muds Acquisition Sub, Inc.), AuxAg Mining Corporation (f/k/a Muds Holdco, Inc.), Hycroft Resources & Development, LLD, Allied VGH LLC, and Sprott Private Resource Lending II (Collector), LP. (incorporated by reference to Exhibit 10.1. to the registrant’s Current Report on Form 8-K, filed with the SEC on November 10, 2021).

10.4
Waiver and Amendment, dated January 6, 2022 between Hycroft Mining Holding Corporation, Autar Gold Corporation (f/k/a Muds Acquisition Sub, Inc.), AuxAg Mining Corporation (f/k/a Muds Holdco, Inc.), Hycroft Resources & Development, LLC, Allied VGH LLC and Sprott Private Resource Lending II (Collector), LP (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed with the SEC on January 10, 2022).

10.5
Waiver and Amendment, dated February 28, 2022 among Hycroft Mining Holding Corporation, Autar Gold Corporation (f/k/a Muds Acquisition Sub, Inc.), AuxAg Mining Corporation (f/k/a Muds Holdco, Inc.), Hycroft Resources & Development, LLC, Allied VGH LLC, Sprott Private Resource Lending II (Collector), LP and Sprott Private Resource Lending II (Co) Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed with the SEC on March 1, 2022).

10.6
Letter Agreement dated March 11, 2022 between Hycroft Mining Holding Corporation and Sprott Private Resource Lending II (Collector), LP (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed with the SEC on March 15, 2022).

10.7
Sprott Royalty Agreement, dated May 29, 2020, by and between Hycroft Mining Holding Corporation, Hycroft Resources & Development, LLC and Sprott Private Resource Lending II (Co) Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K, filed with the SEC on June 4, 2020).

10.8
Amended and Restated Registration Rights Agreement, dated as of May 29, 2020, by and between Mudrick Capital Acquisition Corporation, Mudrick Capital Acquisition Holdings LLC, Cantor Fitzgerald & Co. and the restricted stockholders (incorporated by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K, filed with the SEC on June 4, 2020).

10.9
Subscription Agreement dated March 14, 2022 by and between Hycroft Mining Holding Corporation and American Multi-Cinema, Inc. (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K, filed with the SEC on March 15, 2022).

10.10
Subscription Agreement dated March 14, 2022 by and between Hycroft Mining Holding Corporation and 2176423 Ontario Ltd. (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K, filed with the SEC on March 15, 2022).

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

10.12
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

10.13
Omnibus Amendment to Note Purchase Agreements and Exchange Agreement, dated as of May 28, 2020 by and among MUDS Acquisition Sub, Inc., Hycroft Mining Corporation and certain of its direct and indirect subsidiaries and certain investment funds affiliated with or managed by Mudrick Capital Management, L.P., Whitebox Advisors LLC, Highbridge Capital Management, LLC, Aristeia Capital, LLC and Wolverine Asset Management, LLC, in each case, signatory thereto (incorporated by reference to Exhibit 10.14 to the registrant’s Current Report on Form 8-K, filed with the SEC on June 4, 2020).

10.14
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

10.15†	HYMC 2020 Performance and Incentive Pay Plan (incorporated by reference to Exhibit 10.7 to the registrant’s Current Report on Form 8-K, filed with the SEC on June 4, 2020).
10.16
First Amendment to Subscription Agreement dated as of April 8, 2022 by and between Hycroft Mining Holding Corporation and American Multi-Cinema, Inc. (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on April 11, 2022).

10.17
First Amendment to Warrant Agreement dated as of April 8, 2022 by and between Hycroft Mining Holding Corporation and American Multi-Cinema, Inc. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on April 11, 2022).

10.18
First Amendment to Warrant Agreement dated as of April 8, 2022 by and between Hycroft Mining Holding Corporation and 2176423 Ontario Limited (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on April 11, 2022).

10.19
Letter Agreement, dated May 3, 2022 between Hycroft Mining Holding Corporation, Autar Gold Corporation (f/k/a Muds Acquisition Sub, Inc.), AuxAg Mining Corporation (f/k/a Muds Holdco, Inc.), Hycroft Resources & Development, LLC, Allied VGH LLC and Sprott Private Resource Lending II (Collector), LP (incorporated by reference to Exhibit 10.9 to the registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 4, 2022).

10.20
First Amendment to the HYMC 2020 Performance and Incentive Pay Plan (incorporated by reference to Exhibit 4.2 to the registrant’s registration statement on Form S-8 (File No. 333-265434) filed with the SEC on June 6, 2022).

10.21
Letter Agreement, dated March 9, 2023, by and among Hycroft Mining Holding Corporation, Autar Gold Corporation (f/k/a Muds Acquisition Sub, Inc.), AuxAg Mining Corporation (f/k/a Muds Holdco, Inc.), Hycroft Resources & Development, LLC, Allied VGH LLC and Sprott Private Resource Lending II (Collector), LP and Sprott Private Resource Lending II (Co) Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company on March 15, 2023).

10.22
Second Amendment to Second Amended and Restated Credit Agreement, dated July 1, 2023, between Hycroft Mining Holding Corporation, Autar Gold Corporation, AuxAg Mining Corporation, Hycroft Resources & Development, LLC, Allied VGH LLC and Sprott Private Resource Lending II (Collector), LP, Sprott Resource Lending Corp., and certain subsidiaries of the registrant as guarantors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company on July 3, 2023).

10.23
Employment Agreement, dated as of April 10, 2024, by and between the registrant and Diane R. Garrett (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company on April 12, 2024).

10.24
Employment Agreement, dated as of April 10, 2024, by and between the registrant and Stanton K. Rideout (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed by the Company on April 12, 2024).

10.25
At Market Issuance Sales Agreement, dated May 9, 2024, by and between B. Riley Securities, Inc. and Hycroft Mining Holding Corporation (incorporated by reference to Exhibit 10.39 to the Company’s Registration Statement on Form S-3 (File No. 333-279292) filed by the Company on May 10, 2024).

10.26
Employment Agreement, dated as of May 9, 2024, by and between Hycroft Mining Holding Corporation and Rebecca A. Jennings (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company on May 30, 2024).

10.27†
Amendment No.1 to Employment Agreement, dated March 3, 2025, by and between the Company and Rebecca A. Jennings (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company on March 4, 2025).

10.28
Employment Agreement, dated as of May 23, 2024, by and between Hycroft Mining Holding Corporation and David B. Thomas. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed by the Company on May 30, 2024).

10.29†
Amendment No.1 to Employment Agreement, dated March 3, 2025, by and between the Company and David B. Thomas (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed by the Company on March 4, 2025).

10.30
Amended and Restated HYMC 2020 Performance and Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-280193) filed by the Company on June 14, 2024.

10.31
Hycroft Mining Holding Corporation 2025 Performance and Incentive Pay Plan. (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (File No. 333-292803) filed by the Company on January 16, 2025.

16.1
Letter from Moss Adams LLP to the Securities and Exchange Commission dates June 6, 2025 (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed by the Company on June 6, 2025).

19.1*	Hycroft Mining Holding Corporation Insider Trading Policy.
21.1*	Subsidiaries of the registrant.
23.1*	Consent of independent registered public accounting firm – Baker Tilly US, LLP.
23.2*	Consent of third-party qualified person – Ausenco Engineering USA South Inc.
23.3*	Consent of third-party qualified person – Independent Mining Consultants, Inc.
23.4*	Consent of third-party qualified person – WestLand Engineering & Environment Services, Inc.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
95.1*	Mine Safety Disclosures
96.1
Initial Assessment and Technical Report Summary, with an effective date of January 21, 2026 (incorporated by reference to Exhibit 96.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 19, 2026).

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

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HYCROFT MINING HOLDING CORPORATION (Registrant)

Date: March 2, 2026	By:	/s/ Diane R. Garrett
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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 2, 2026.

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