Form 10-Q
period 2026-03-31
HYCROFT MINING HOLDING CORP
filed 2026-04-28
CIK 1718405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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

As of April 27, 2026, there were 91,360,601 shares of the Company’s common stock issued and outstanding.

HYCROFT MINING HOLDING CORPORATION
Quarterly Report on Form 10-Q

ITEM I. FINANCIAL STATEMENTS

HYCROFT MINING HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	March 31, 2026	December 31, 2025
	(unaudited)
Assets:
Cash and cash equivalents	$189,014	$181,738
Prepaids and deposits	2,440	2,953
Supplies inventories, net	1,463	1,416
Equity investment securities	660	776
Receivables	632	609
Current assets	194,209	187,492
Property, plant, and equipment and assets held-for-sale, net	53,006	53,005
Restricted cash	22,656	22,493
Prepaids	29	37
Total assets	$269,900	$263,027
Liabilities:
Accounts payable, accrued expenses, and other liabilities	4,183	7,712
Asset retirement obligation	22	22
Current liabilities	4,205	7,734
Deferred gain on sale of royalty	29,839	29,839
Asset retirement obligation, non-current	12,057	11,751
Other liabilities	—	8
Total liabilities	46,101	49,332
Commitments and contingencies - Note 17
Stockholders’ equity
Common stock, $0.0001 par value; 1,400,000,000 shares authorized; 91,360,601 issued and outstanding at March 31, 2026, and 83,025,384 issued and outstanding at December 31, 2025, respectively	9	8
Additional paid-in capital	1,098,807	1,040,417
Accumulated deficit	(875,017)	(826,730)
Total stockholders’ equity	223,799	213,695
Total liabilities and stockholders’ equity	$269,900	$263,027
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

HYCROFT MINING HOLDING CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Operating expenses:
General and administrative costs	$34,165	$2,933
Exploration and development costs	9,652	2,999
Mine site costs	5,443	2,480
Depreciation and amortization	385	534
Asset retirement obligation adjustments and accretion expense	306	333
Other (income) expense, net	114	(57)
Loss from operations	(50,065)	(9,222)
Non-operating income (expense):
Interest income	1,896	713
Other income (loss), net	(118)	137
Interest expense	—	(3,387)
Net loss	$(48,287)	$(11,759)

Net loss per share:
Basic and diluted	$(0.54)	$(0.47)
Weighted average shares outstanding:
Basic and diluted	89,740,061	24,948,434
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

HYCROFT MINING HOLDING CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows used in operating activities:
Net loss	$(48,287)	$(11,759)
Adjustments to reconcile net loss for the period to net cash used in operating activities:
Stock-based compensation	19,130	528
Depreciation and amortization	385	534
Asset retirement obligation adjustments and accretion expense	306	333
(Gain) loss on sale of assets, net	114	(57)
Other non-cash items	139	(122)
Non-cash interest expense	—	2,998
Changes in operating assets and liabilities:
Prepaids and deposits	521	911
Receivables	(23)	41
Supplies inventories, net	(62)	41
Accounts payable, accrued expenses, and other liabilities	(3,537)	(3,143)
Net cash used in operating activities	(31,314)	(9,695)
Cash flows from investing activities:
Additions to property, plant, and equipment	(576)	(171)
Proceeds from sale of assets	68	57
Net cash used in investing activities	(508)	(114)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	43,458	215
Taxes paid related to net share settlement of equity awards	(4,197)	—
Principal payments	—	(33)
Net cash provided by financing activities	39,261	182
Net increase (decrease) in cash, cash equivalents, and restricted cash	7,439	(9,627)
Cash, cash equivalents, and restricted cash, beginning of period	204,231	77,057
Cash, cash equivalents, and restricted cash, end of period	$211,670	$67,430
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$189,014	$39,688
Restricted cash	22,656	27,742
Total cash, cash equivalents, and restricted cash	$211,670	$67,430
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

HYCROFT MINING HOLDING CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2026	83,025,384	$8	$1,040,417	$(826,730)	$213,695
Exercise of warrants	8,206,833	1	43,457	—	43,458
Stock-based compensation costs	—	—	19,130	—	19,130
Taxes withheld related to net share settlement of equity awards	—	—	(4,197)	—	(4,197)
Vesting of restricted stock units	128,384	—	—	—	—
Net loss	—	—	—	(48,287)	(48,287)
Balance at March 31, 2026	91,360,601	$9	$1,098,807	$(875,017)	$223,799

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance at January 1, 2025	24,875,587	$2	$752,649	$(786,066)	$(33,415)
Issuance of common stock	108,072	—	139	—	139
Stock-based compensation costs	—	—	529	—	529
Voluntary surrender of shares by shareholder	(301)	—	—	—	—
Net loss	—	—	—	(11,759)	(11,759)
Balance at March 31, 2025	24,983,358	$2	$753,317	$(797,825)	$(44,506)

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
These Financial Statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, these Financial Statements do not include all information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. These Financial Statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto as of and for the year ended December 31, 2025 (the “2025 Audited Financial Statements”), filed as a part of the Company’s annual report on Form 10-K filed with the SEC on March 3, 2026. The Company continues to follow the accounting policies set forth in the 2025 Audited Financial Statements, with updates discussed below. In the opinion of management, the accompanying Financial Statements include all adjustments necessary for a fair presentation of the Company’s interim financial position, operating results, and cash flows for the periods presented.
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
Reclassification of prior year presentation
Certain prior period amounts have been combined for consistency with the current year presentation. These line items were combined to simplify the financial statement presentation, enhancing clarity without altering the total amounts reported in the financial statements. The combination of line items had no effect on the totals reported in the statement of operations, financial position, cash flows or stockholders’ equity.
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

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
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
As of March 31, 2026, the Company completed its evaluation and determined that there were no new triggering events and that no impairment was necessary.
3. Prepaids and deposits
The following table provides the components of Prepaids and deposits (in thousands):

	March 31, 2026	December 31, 2025
Prepaids and deposits, current:
Prepaids:
Insurance	$625	$1,215
License fees	554	405
Mining claims fees and permit fees	442	569
Property tax	312	—
Services	180	22
Surety bond fees	144	560
Deposits	183	182
Total	$2,440	$2,953

Prepaids, non-current:
Insurance	29	37
Total	$29	$37
Insurance – non-current
During the year ended December 31, 2025, the Company purchased a multi-year contractor pollution insurance policy that extends coverage through March 2028.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

4. Equity investment securities
The following table provides the components of Equity investment securities (in thousands):

	March 31, 2026	December 31, 2025
Equity investment securities	$660	$776

For the three months ended March 31, 2026, the Company incurred an unrealized loss of $0.1 million as compared to a $0.1 million unrealized gain for the same period of 2025.

5. Property, plant, and equipment and assets held-for-sale, net
The following table provides the components of Property, plant, and equipment and assets held-for-sale, net (in thousands):

	Depreciation Life or Method	March 31, 2026	December 31, 2025
Process equipment	5 - 15 years	$18,029	$18,029
Production leach pads	Units-of-production	$11,190	$11,190
Buildings and leasehold improvements	10 years	9,086	9,536
Test leach pads	18 months	6,241	6,241
Mine equipment	5 - 7 years	5,143	5,143
Vehicles	3 - 5 years	1,854	1,854
Furniture and office equipment	7 years	1,141	1,141
Mineral properties	Indefinite life	50	50
Construction in progress and other		35,832	35,257
Sub-total		88,566	88,441
Less, accumulated depreciation and amortization		(38,453)	(38,329)
Total property, plant, and equipment, net		50,113	50,112

Assets held-for-sale		2,893	2,893
Total		$53,006	$53,005
For the three months ended March 31, 2026, depreciation and amortization expense related to Property, plant, and equipment, net was $0.4 million, as compared to $0.5 million for the same period in 2025.
As of both March 31, 2026 and December 31, 2025, the Company’s assets-held-for-sale of $2.9 million consisted of one semi-autogenous mill that was not in use.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
6. Restricted cash
The following table provides the components of Restricted cash (in thousands):

	March 31, 2026	December 31, 2025
Surety bond cash collateral	$22,602	$22,439
Other cash collateral	54	54
Total	$22,656	$22,493
As of March 31, 2026 and December 31, 2025, the Company had $22.6 million and $22.4 million, respectively, in cash collateral for surface management surety bonds, totaling $58.9 million. Of this total, $58.3 million secured the financial assurance requirements for the Hycroft Mine, and $0.6 million secured the financial assurance requirements for the adjacent water supply well field, well field monitoring, and exploration. Events or circumstances that would necessitate the guarantor’s performance include a deteriorating financial condition or a breach of contract. Periodically, the Company may need to provide collateral to support these instruments. When the specified requirements are met, the party holding the related instrument cancels and/or returns it to the issuing entity. The Company believes that it currently complies with all relevant bonding obligations.
During the three months ended March 31, 2026 and March 31, 2025, the Company earned $0.2 million of Interest income on a portion of its cash collateral during both periods. Interest received on cash collateral balances is restricted as to its use and is included as an increase to Restricted cash with a corresponding recognition of Interest income when earned.
7. Accounts payable, accrued expenses, and other liabilities
The following table summarizes the components of Accounts payable, accrued expenses, and other liabilities (in thousands):

	March 31, 2026	December 31, 2025
Accounts payable and accrued expenses	$2,985	$4,415
Other liabilities, current:
Accrued compensation (1)	1,148	3,227
Operating lease liability	31	31
Accrued directors fees	19	39
Total	$4,183	$7,712

Other liabilities, non-current:
Operating lease liability	—	8
Total	$—	$8
(1) Accrued compensation reflects amounts for performance-related compensation and benefits.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

8. Asset retirement obligation
The following table summarizes changes in the Company’s Asset retirement obligation (in thousands):

	March 31, 2026	December 31, 2025
Balance, beginning of period	$11,773	$13,151
Accretion	306	1,297
Change in estimates	—	(2,675)
Balance, end of period	$12,079	$11,773

Current	$22	$22
Non-current	$12,057	$11,751
For the three months ended March 31, 2026 and 2025, the Company recognized no asset retirement obligation adjustments resulting from a change in estimate.
The Company does not have mineral reserves, and accordingly, all asset retirement costs are expensed until mineral reserves are established.

9. Stockholders’ equity
At-the-market-offering
During the three months ended March 31, 2026, the Company did not sell any shares of common stock pursuant to its at-the-market equity offering program (the “New ATM Program”).
As of March 31, 2026 and December 31, 2025, $92.1 million gross sales price of common stock was available for issuance under the New ATM Program.
Equity Classified Warrants
During the three months ended March 31, 2026, 6,779,910 of the 2025 2-Year Warrants issued as part of the 2025 Private Placement were exercised at the warrant exercise price of $6.00 per warrant for net proceeds of $40.7 million. For the three months ended March 31, 2025, there was no activity on the 2025 2-Year Warrants.
During the three months ended March 31, 2026, 661,483 of the 3-Year Warrants issued as part of the 2025 Public Offering were exercised at the warrant exercise price of $4.20 per warrant for net proceeds of $2.8 million. For the three months ended March 31, 2025, there was no activity on the 2025 3-Year Warrants.
On February 11, 2026, AMC exercised, on a cashless basis, 10,008,240 Private Placement Offering Warrants (exercise price of $1.0680 per warrant). After giving effect to the 1-for-10 reverse stock split effective November 14, 2023, the warrants were exercisable for an aggregate of 1,000,824 shares of common stock (at a ratio of 10 warrants per one share of common stock). Using the 10-day average market price, as defined in the warrant agreement, of $45.41 per share, the cashless warrant exercise resulted in the issuance of 765,440 shares of common stock. For the three months ended March 31, 2025, there was no activity on the Private Placement Offering Warrants.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
The following tables summarize additional information on the Company’s outstanding warrants:

As of March 31, 2026	Exercise price	Exercise period	Expiration date	Warrants outstanding
Private Placement Offering Warrants(1)	$1.068	5 years	March 15, 2027	36,808,240
2025 3-Year Warrants	$4.200	3 years	June 13, 2028	4,162,417
2025 2-Year Warrants	$6.000	2 years	September 10, 2027	—
Total Warrants Outstanding				40,970,657

As of December 31, 2025	Exercise price	Exercise period	Expiration date	Warrants outstanding
Private Placement Offering Warrants(1)	$1.068	5 years	March 15, 2027	46,816,480
2025 3-Year Warrants	$4.200	3 years	June 13, 2028	4,823,900
2025 2-Year Warrants	$6.000	2 years	September 10, 2027	6,779,910
Total Warrants Outstanding				58,420,290
(1)After giving effect to the 1-for-10 reverse stock split (effective November 14, 2023), the Private Placement Offering Warrants are issuable into common stock at the rate of 10 warrants per share

10. Stock-based compensation
On December 29, 2025, at the Company’s Annual Meeting, the 2025 HYMC Performance and Incentive Pay Plan (the “2025 PIPP Plan”) was approved. The 2025 PIPP Plan supersedes and replaces the 2020 HYMC Performance and Incentive Pay Plan (the “2020 PIPP Plan”), except with respect to awards granted under the 2020 PIPP Plan plus any shares of Common Stock which, as of the effective date of the 2025 PIPP Plan, were available for issuance under the 2020 PIPP Plan, or are subject to 2020 PIPP Plan awards which become available for future grants of awards as defined in the 2025 PIPP Plan. The 2020 PIPP Plan was approved on February 20, 2019, and amended on May 29, 2020, June 2, 2022, and May 23, 2024.
As of March 31, 2026, all awards granted under the 2025 PIPP Plan and 2020 PIPP Plan were in the form of restricted stock units (“RSUs”) to employees and directors of the Company. As of March 31, 2026, there were 2,518,067 shares available for issuance under the 2025 PIPP Plan.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

The following tables summarize the Company’s unvested share awards outstanding as of March 31, 2026 and 2025:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Unit
Unvested at December 31, 2025	728,974	$3.56
Granted	1,555,325	49.62
Canceled/forfeited	—	—
Vested	(211,495)	47.82
Unvested at March 31, 2026	2,072,804	$33.61

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Unit
Unvested at December 31, 2024	678,071	$5.13
Granted	—	—
Canceled/forfeited	—	—
Vested	—	—
Unvested at March 31, 2025	678,071	$5.13

During the periods ended March 31, 2026 and 2025, the Company recorded compensation expense of $19.1 million and $0.5 million, respectively, related to restricted stock awards.
As of March 31, 2026, there was $59.6 million of unrecognized compensation cost related to unvested restricted stock units, expected to be recognized over a weighted-average period of 1.1 years.

11. Debt, net
The Company had no debt outstanding as of March 31, 2026. On October 15, 2025, the Company made principal payments of $125.5 million and fully extinguished its remaining debt, including accrued interest. The Company does not currently have any long-term debt arrangements.
Interest expense
The following table summarizes the components of recorded Interest expense (in thousands):

	Three Months Ended March 31,
	2026	2025
Subordinated Notes (1)	$—	$2,806
Sprott Credit Agreement (2)	—	394
Amortization of original issue discount (3)	—	159
Amortization of debt issuance costs (3)	—	34
Other	—	(6)
Total	$—	$3,387

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
(1)    The Subordinated Notes bore interest at 10.0% per annum (non-cash), payable in-kind on a quarterly basis.
(2)    The Sprott Credit Agreement bore interest monthly at a floating rate of SOFR plus 0.26161% adjustment plus 6.00%. As of March 31, 2026 and 2025, the effective interest rate was nil and 18.08%, respectively.
(3)    As of March 31, 2026 and 2025, the effective interest rate for the amortization of the discount and issuance costs was nil and 2.42%.

Debt covenants
Prior to the repayment of debt on October 15, 2025, the Company’s debt agreements contained representations and warranties, events of default, restrictions and limitations, reporting requirements, and covenants that are customary for the agreements of these types. The Company currently has no debt-related covenants.

12. Fair value measurements
Recurring fair value measurements
The following table sets forth by level within the fair value hierarchy, the Company’s assets and liabilities measured at fair value on a recurring basis (in thousands):

	Hierarchy Level	March 31, 2026	December 31, 2025
Equity investment securities (1)	1	$660	$776

(1)    The value of equity investment securities was determined using the closing price of the publicly traded Canadian gold mining company on the last day of the respective periods as quoted on the TSX Venture Exchange. See Note 4 – Equity investment securities for additional information.

13. Income taxes
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
The Company incurred nil net income tax expense or benefit for the three months ended March 31, 2026 and 2025. The effective tax rate for both the three months ended March 31, 2026 and 2025 was nil. The effective tax rate differed from the statutory rate during each period primarily due to changes in the valuation allowance established to offset net deferred tax assets.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
14. Loss per share
The table below summarizes the Company’s basic and diluted loss per share calculations (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2026	2025
Net loss	$(48,287)	$(11,759)

Weighted average shares outstanding
Basic and diluted	89,740,061	24,948,434

Net loss per common share, basic and diluted	$(0.54)	$(0.47)
Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period.
Due to the Company’s net loss for the three months ended March 31, 2026 and 2025, there was no dilutive effect of common stock equivalents because the effects of such would have been anti-dilutive. The following table summarizes the shares excluded from the weighted average number of shares of common stock outstanding, as the impact would be anti-dilutive (in thousands):

	March 31,
	2026	2025
Shares upon exercise of warrants	7,843	9,069
Restricted stock units - Unvested	2,073	678
Restricted stock units - Vested & Deferred	96	35
Total	10,012	9,782

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
15. Segment information
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

	March 31,
	2026	2025
Exploration	$7,631	$986
Technical and projects	702	374
Mine maintenance	500	367
Processing maintenance	668	545
Site-level general and administrative(1)	5,594	3,207
Segment expenses	$15,095	$5,479
(1)A portion of mine site general and administrative expenses is allocated to exploration for financial reporting.

The following table reconciles total Segment expenses to the amounts presented in the consolidated statements of operations:

	March 31,
	2026	2025
Exploration and development costs	$9,652	$2,999
Mine site costs	5,443	2,480
Segment expenses	$15,095	$5,479

16. Supplemental cash flow information
The following table provides supplemental cash flow information (in thousands):

	Three Months Ended March 31,
	2026	2025
Increase in debt from in-kind interest	$—	$2,806
Cash interest paid	—	394
17. Commitments and contingencies
Legal proceedings
The Company has been named as a defendant in four pro se individual and/or putative class/derivative actions in the Delaware Chancery Court that assert claims for, inter alia, breach of contract, declaratory judgment, equitable fraud and fiduciary breaches (against two company officers) arising from or relating to Warrants and/or shares purportedly held by the plaintiffs. In various forms, they allege that the Company or its predecessor entities breached the Warrant Agreement, dated October 22, 2015, and/or related Amendment Agreement, dated February 26, 2020. Among other things, the plaintiffs allege, by or on behalf of Warrant holders, that the Company or its predecessor(s) breached these agreements by failing to make proper “Mechanical Adjustments” to the Warrants upon the occurrence of certain business transactions and events, including the Recapitalization Transaction. During the quarter ended March 31, 2026, the Company filed motions to dismiss in these actions.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
The motions to dismiss are currently in the briefing phase and remain pending as of the date of this Quarterly Report on Form 10-Q.

The Company expenses legal fees and other costs associated with legal proceedings as incurred. The Company assessed, in conjunction with its legal counsel, the need to record a liability related to the Complaint and determined that a loss was not probable nor reasonably estimable. Litigation accruals are recorded when, and if, it is determined that a loss related matter is both probable and reasonably estimable. Material loss contingencies that are reasonably possible of occurrence, if any, are subject to disclosure. No losses have been recorded during the three months ended March 31, 2026 and 2025, with respect to litigation or loss contingencies.
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
Financial commitments and contingencies not recorded in the Financial Statements
As of March 31, 2026, the Company’s off-balance sheet arrangements consisted of a net smelter royalty arrangement. As of December 31, 2025, there was also a net profit royalty arrangement.
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
At March 31, 2026 and December 31, 2025, the estimated net present value of the Sprott Royalty Agreement was $146.7 million. The net present value of the Sprott Royalty Agreement was modeled using the following level 3 inputs: (i) market consensus inputs for future gold and silver prices; (ii) a precious metals industry consensus discount rate of 5.0%; and (iii) estimates of the Hycroft Mine’s life-of-mine gold and silver production volumes and timing.
Crofoot Royalty
Until January 2026, a portion of the Hycroft Mine was subject to an agreement that required payment of a 4% net profit royalty on certain patented and unpatented mining claims. The royalty was subject to a maximum of $7.6 million, with $3.3 million satisfied and $4.3 million outstanding as of 2024. In November 2025, the Company reached an agreement to terminate the Crofoot Royalty agreement for $2.5 million, which was accrued as of December 31, 2025 and subsequently paid in Janaury 2026. As of January 2026, the net profit royalty is no longer in effect.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion, which has been prepared based on information available to us as of April 27, 2026, provides information we believe is relevant to an assessment and understanding of our consolidated operating results and financial condition. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements for the three months ended March 31, 2026 (the “Financial Statements”) and the notes thereto (the “Notes”) included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2026, as well as our other reports filed with the Securities and Exchange Commission (“SEC”) from time to time, including, but not limited to, our Annual Report on Form 10-K for the year ended December 31, 2025. Terms not defined herein have the same meaning defined in the Financial Statements and the Notes.
Introduction to the Company
We are a U.S.-based gold and silver exploration-stage issuer that owns the Hycroft Mine in Nevada. Our focus is on exploring the mine’s approximately 64,000 acres of claims and developing the project in a safe, environmentally responsible, and cost-effective way. We completed processing the gold and silver ore previously placed on leach pads by the end of December 2022. We do not anticipate significant revenues from gold and silver sales until we complete the necessary technical work and resume mining and processing operations.
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
We reported no lost-time incidents during the three months ended March 31, 2026, and continue to operate in excess of 1.4 million work hours without a lost-time incident. The Hycroft Mine’s total recordable injury frequency rate (“TRIFR”) for the trailing 12 months, which includes other reportable incidents, is one of the metrics we use to assess safety performance, and it is well below industry averages. During the three months ended March 31, 2026, we continued our critical focus on safety, including allocating additional personnel, resources, workforce time, and communications to mine safety. These actions contributed to maintaining a TRIFR of 0.00 at both March 31, 2026, and December 31, 2025. We will continue to evolve our safety efforts as needed to keep our workforce, contractors, and visitors safe.

Executive Summary
During the first quarter of 2026, the Company continued the 2025–2026 Exploration Drill Program on the high-grade silver dominant zones in Brimstone and Vortex, completing more than 9,000 meters of drilling under the program to date, and issued an updated Mineral Resource Technical Report (the “2026 Hycroft TRS”), that was the culmination of the extensive metallurgical and variability test work completed in 2025. The 2026 Hycroft TRS, which was filed February 18, 2026, reflects an updated initial assessment supporting the disclosure of mineral resources at the Hycroft Mine - an approximate 55% increase in measured and indicated mineral resources for both gold and silver mineral resources of 16.4 million ounces and 562.6 million ounces, respectively. It outlines plans to process sulfide and some transition mineralization using a milling and pressure oxidation (“POX”) process, while oxide mineralization and other transitional mineralization will be processed through heap leaching. The Company continued to strengthen its liquidity position with a strong cash position and a debt-free balance sheet.

Recent Developments
Exploration drilling
During the three months ended March 31, 2026, the Company continued drilling under the 2025–2026 Exploration Drill Program, which is focused on expanding the new high-grade silver mineral systems. Approximately 9,255 meters of drilling have been completed on 26 exploration holes in the high-grade silver systems since initiating the Program on August 3, 2025. Drilling in the Brimstone zone is supported by the Induced Polarization (“IP”) geophysics program, which identified a large chargeability anomaly at 400 to 500 meters depth. The first three holes drilled in the IP anomaly were completed in the fourth quarter of 2025, and the results were returned in the first quarter of 2026, extending the mineralized system approximately 150 meters down dip from the high-grade Brimstone deposit. Drilling in 2026 has continued focusing on this target, with assay results expected in the second quarter of 2026. Additionally, the 2025 drilling in Vortex extended high-grade mineralization further west at structural intersections of the Central, Albert, and Wild Rose faults, opening opportunity north and south as well as down dip. The results from the Vortex program show higher than expected grades for both silver and gold, and with better continuity than previously observed in the high-grade Vortex system. The high-grade drill program will continue to focus on this productive structural zone. Additionally, the Company began investigating potential leach opportunities in Bay at the north end of the property in late 2025. The results from this part of the program are also currently pending, with results anticipated to be returned in the second half of 2026. The exploration team also continues to refine the structural framework as supported by drilling and mapping programs into an updated geologic model.

Metallurgical and variability test work
During the three months ended March 31, 2026, the Company issued an updated Mineral Resource Technical Report. It also advanced with metallurgical work for designing a sulfide milling operation. The Company has been testing composite samples that represent the various material characteristics in the sulfide ore. Crushing, grinding, flotation, pressure oxidation, and leaching work have identified improvements in gold and silver recoveries. The Company’s test work for identifying the optimal inputs and operating parameters is continuing in 2026. Once the Company completes the metallurgical roasting testing, it will conduct trade-off studies using the test results to assess whether roasting technology could offer superior project economics compared to pressure oxidation technology for the Hycroft Mine.

2026 Outlook
Our plan is to continue operating safely and in an environmentally responsible manner while advancing exploration and development activities. Key 2026 priorities include executing the 2025–2026 Drill Program by adding two core drill rigs (four core rigs total) and accelerate exploration drilling to expand the two high-grade silver systems. Additional 2026 activities include assessing the potential for a high-grade underground mining scenario, completing a technical study with economics based on milling and pressure oxidation of sulfide mineralization, advancing the metallurgical test work for roasting sulfide concentrates, assessing the potential restart of mining leachable oxide and transition material, and reviewing district exploration targets to unlock broader mineral resource potential. We plan to continue managing our cash and capital market activities to maintain adequate funding for these priorities and activities.

Results of Operations
Operating expenses (in thousands)

	Three months ended March 31,
	2026	2025
General and administrative costs	$34,165	$2,933
Exploration and development costs	9,652	2,999
Mine site costs	5,443	2,480
Depreciation and amortization	385	534
Asset retirement obligation accretion expense	306	333
Other (income) expense, net	114	(57)
Total	$50,065	$9,222

General and administrative costs
During the three months ended March 31, 2026, General and administrative costs totaled $34.2 million, as compared to $2.9 million, for the same period of 2025, primarily due to (i) discretionary restricted stock unit make‑whole awards with certain related cash payments, intended solely to compensate certain plan participants for the reductions to their cumulative target long-term incentive opportunities for 2023–2025 (collectively “Make-whole Awards”) of $24.1 million, of which $15.5 million was non-cash, and (ii) a one‑time $4.5 million extraordinary cash bonus awarded to the Company's named executive officers and certain other employees to recognize the leadership team's execution of transformational financings completed during 2025.

Exploration and development costs
During the three months ended March 31, 2026, Exploration and development costs totaled $9.7 million, as compared to $3.0 million, for the same period of 2025, primarily due to (i) restricted stock unit Make‑whole Awards of $2.3 million, of which $1.5 million was non-cash, and (ii) the Company expanded drilling under the 2025–2026 Exploration Drill Program, which is focused on expanding the new high-grade silver mineral systems.
Mine site costs
During the three months ended March 31, 2026, Mine site costs totaled $5.4 million, as compared to $2.5 million, for the same period of 2025, primarily due to (i) restricted stock unit Make‑whole Awards of $2.5 million, of which $1.6 million was non-cash, and (ii) the ramp up of activity to support the exploration drilling program.
Depreciation and amortization
During the three months ended March 31, 2026, Depreciation and amortization expense totaled $0.4 million, as compared to $0.5 million for the same period of 2025, primarily due to certain assets becoming fully depreciated and modest capital additions in recent periods.
Asset retirement obligation accretion expense
During the three months ended March 31, 2026, Asset retirement obligation accretion expense totaled $0.3 million, as compared to $0.3 million for the same period of 2025. For the three months ended March 31, 2026 and 2025, the Company recognized no asset retirement obligation adjustments resulting from a change in estimate. See Note 8 – Asset retirement obligation to the Notes to the Financial Statements for additional information.

Non-operating income (expense), net (in thousands)

	Three Months Ended March 31,
	2026	2025
Interest income	$1,896	$713
Other income (expense), net	(118)	137
Interest expense	—	(3,387)
Total	$1,778	$(2,537)
Interest income
During the three months ended March 31, 2026, Interest income totaled $1.9 million, as compared to $0.7 million, for the same period of 2025, primarily due to an increase in investment interest of $1.3 million, resulting from an increase in invested cash.
Other income (expense), net
During the three months ended March 31, 2026, Other loss totaled $0.1 million, due to an unrealized loss on equity investment securities. For the same period of 2025, Other gain totaled $0.1 million, primarily due to an unrealized gain on equity investment securities.
Interest expense
During the three months ended March 31, 2026, Interest expense totaled $ nil, as compared to $3.4 million for the same period of 2025, due to the Company extinguishing all debt in the fourth quarter of 2025. See Note 11 – Debt, net to the Notes to the Financial Statements for additional information.

Liquidity and Capital Resources
General
The Company’s unrestricted cash position at March 31, 2026, was $189.0 million, as compared with $181.7 million at December 31, 2025. For the three months ended March 31, 2026, the Company received cash from the exercise of warrants, and as discussed in Note 9 – Stockholders’ equity in the Notes to the Financial Statements, including net proceeds of $40.7 million from 6,779,910 warrants issued as part of the 2025 Private Placement that were exercised at the warrant exercise price of $6.00 per warrant and net proceeds of $2.8 million from 661,483 warrants issued as part of the 2025 Public Offering that were exercised at the warrant exercise price of $4.20 per warrant.
As the Company ceased mining activities in 2021 and completed recovering gold and silver ounces previously placed on the leach pad in 2022, the Company does not expect to generate net positive cash from operations for the foreseeable future. Accordingly, the Company will be dependent on its unrestricted cash and other sources of cash to repay debt and fund the business. Historically, the Company has been dependent on various forms of debt and equity financing to fund its business. While the Company has been successful in the past in raising funds through equity and debt financings and restructuring its debt, no assurance can be given that additional financing will be available to it in amounts sufficient to meet the Company’s needs or on terms acceptable to the Company. If funds are unavailable, the Company may be required to materially change its business plan.
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
The following table summarizes projected sources of future liquidity, as recorded within the Financial Statements (in thousands):

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$189,014	$181,738
Assets held-for-sale	2,893	2,893
Equity investment securities	660	776
Interest receivable	632	609
Equity warrants with mandatory conversion(1)	—	40,679
Total projected sources of future liquidity	$193,199	$226,695
(1)After satisfying the conditions for a Required Exercise under the 2025 Private Placement Warrant Agreement, Hycroft issued the     Notice of Required Exercise of Common Stock Purchase Warrant to the remaining Private Placement warrant holders on December 14, 2025. The Notice required the exercise of 6,891,719 warrants at the exercise price of $6.00 per warrant for net proceeds of $41.4 million. After the Notice of Required Exercise and through December 31, 2025, 111,809 Private Placement Warrants were exercised for net proceeds of $0.7 million. The remaining 6,779,910 shares of the Private Placement Warrants to be exercised and the associated funding occurred in January 2026.
Three months ended March 31, 2026 compared to three months ended March 31, 2025
The following table summarizes sources and uses of cash for the following periods (in thousands):

	Three Months Ended March 31,
	2026	2025
Net loss	$(48,287)	$(11,759)
Net non-cash adjustments	20,074	4,214
Net change in operating assets and liabilities	(3,101)	(2,150)
Net cash used in operating activities	(31,314)	(9,695)
Net cash used in investing activities	(508)	(114)
Net cash provided by financing activities	39,261	182
Net increase (decrease) in cash, cash equivalents, and restricted cash	7,439	(9,627)
Cash, cash equivalents, and restricted cash, beginning of period	204,231	77,057
Cash, cash equivalents, and restricted cash, end of period	$211,670	$67,430

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$189,014	$39,688
Restricted cash	22,656	27,742
Cash, cash equivalents, and restricted cash, end of period	$211,670	$67,430
Cash used in operating activities
During the three months ended March 31, 2026, the Company used $31.3 million of cash in operating activities primarily attributable to a net loss of $48.3 million, the cash impact of which was $28.2 million. Working capital used $3.1 million of cash, including cash used for Accounts payable, accrued expenses, and other liabilities of $3.5 million, partially offset by cash provided by Prepaids and Deposits of $0.5 million. The largest non-cash item included in Net loss for the three months ended March 31, 2026 was Stock-based compensation of $19.1 million.
During the three months ended March 31, 2025, the Company used $9.7 million of cash in operating activities primarily attributable to a net loss of $11.8 million, the cash impact of which was $7.5 million. There was a $2.2 million deficit to working capital, including cash used for Accounts payable, accrued expenses, and other liabilities of $3.1 million. The largest non-cash item included in Net loss for the three months ended March 31, 2025 was Non-cash interest expense, including discount and issuance costs of $3.0 million.
Cash (used in) provided by investing activities
For the three months ended March 31, 2026, investing activities used cash of $0.5 million, comprised of Additions to property, plant, and equipment of $0.6 million, partially offset by Proceeds from sale of assets of $0.1 million.
During the three months ended March 31, 2025, investing activities used cash of $0.1 million, comprised of Additions to property, plant, and equipment of $0.2 million, partially offset by Proceeds from sale of assets of $0.1 million.
Cash provided by financing activities
For the three months ended March 31, 2026, financing activities provided net cash of $39.3 million that was primarily related to Proceeds from warrant exercises of $43.5 million, partially offset by Taxes paid related to net share settlement of equity awards of $4.2 million.
For the three months ended March 31, 2025, financing activities provided net cash of $0.2 million that was primarily related to Proceeds from issuance of common stock of $0.3 million, partially offset by Principal payments and Public offering issuance costs of $0.1 million.

Future capital and cash requirements
The following table provides the Company’s gross contractual cash obligations as of March 31, 2026, which are grouped in the same manner as they are classified in the Unaudited Condensed Consolidated Statement of Cash Flows in order to provide a better understanding of the nature of the obligations and to provide a basis for comparison to historical information. The Company believes that the following provides the most meaningful presentation of near-term obligations expected to be satisfied using current and available sources of liquidity (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
Operating activities:
Sprott Royalty Agreement(1)	$241,199	$—	$—	$—	$241,199
Remediation and reclamation expenditures(2)	117,525	22	6,608	—	110,895
Total	$358,724	$22	$6,608	$—	$352,094
(1)The Company is required to pay a perpetual royalty equal to 1.5% of the net smelter returns from the Hycroft Mine (under the Sprott Royalty Agreement), payable monthly, which also includes an additional amount for withholding taxes payable by the royalty holder. Amounts presented above incorporate mineral resource estimates as reported in the 2026 Hycroft TRS.
(2)Mining operations are subject to extensive environmental regulations in the jurisdictions in which they are conducted, and we are required, upon cessation of operations, to reclaim and remediate the lands that our operations have disturbed. The estimated undiscounted inflated cash outflows of these remediation and reclamation obligations are reflected here. In the above presentation, no offset has been applied for the $58.9 million of our reclamation bonds or for the $22.6 million of cash collateral for those surety bonds included in Restricted Cash.
Debt covenants
Prior to the repayment of debt on October 15, 2025, the Company’s debt agreements contained representations and warranties, events of default, restrictions and limitations, reporting requirements, and covenants that are customary for the agreements of these types. The Company currently has no debt-related covenants.
Off-balance sheet arrangements
As of March 31, 2026, the Company’s off-balance sheet arrangements consisted of a net smelter royalty arrangement. See Note 17 – Commitments and contingencies in the Notes to the Financial Statements for additional information.
Critical Accounting Estimates
This Management’s Discussion and Analysis is based on the Financial Statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of these statements requires the Company to make assumptions, estimates, and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. For information on the most critical accounting estimates used to prepare the Financial Statements, see the Critical Accounting Estimates section included in Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
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
See Risk Factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2025, as the same may be updated from time to time, as well as other SEC filings, for more information about these and other risks.
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
The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2026, as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2026, to provide such reasonable assurance that information required to be disclosed by us, including our consolidated subsidiaries, in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure and is recorded, processed, summarized, and reported within the time periods specified in SEC’s rules and forms.
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
Changes in Internal Control Over Financial Reporting
There were no significant changes in our internal control over financial reporting during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company has been named as a defendant in three pending actions in the Delaware Chancery Court, as previously disclosed in Part I, Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. During the quarter ended March 31, 2026, the Company filed motions to dismiss in these actions. The parties have entered into a stipulated briefing schedule governing the motions to dismiss. The motions remain in the briefing phase and are pending as of the date of this Quarterly Report on Form 10-Q.

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
(c)During the quarter ended March 31, 2026, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

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

HYCROFT MINING HOLDING CORPORATION (Registrant)

Date: April 27, 2026	By:	/s/ Diane R. Garrett
Diane R. Garrett President and Chief Executive Officer (Principal Executive Officer)

Date: April 27, 2026	By:	/s/ Stanton Rideout
Stanton Rideout Executive Vice President and Chief Financial Officer (Principal Financial Officer and Accounting Officer)