Form 10-Q
period 2026-06-30
HYCROFT MINING HOLDING CORP
filed 2026-07-28
CIK 1718405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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

As of July 27, 2026, there were 93,181,681 shares of the Company’s common stock issued and outstanding.

HYCROFT MINING HOLDING CORPORATION
Quarterly Report on Form 10-Q

ITEM I. FINANCIAL STATEMENTS

HYCROFT MINING HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	June 30, 2026	December 31, 2025
	(unaudited)
Assets:
Cash and cash equivalents	$220,549	$181,738
Prepaids and deposits	3,112	2,953
Supplies inventories, net	1,600	1,416
Receivables	300	609
Equity investment securities	—	776
Current assets	225,561	187,492
Property, plant, and equipment and assets held-for-sale, net	53,032	53,005
Restricted cash	14,483	22,493
Prepaids, non-current	22	37
Total assets	$293,098	$263,027
Liabilities:
Accounts payable, accrued expenses, and other liabilities	$5,003	$7,712
Contract liabilities	750	—
Asset retirement obligation	—	22
Current liabilities	5,753	7,734
Deferred gain on sale of royalty	29,839	29,839
Asset retirement obligation, non-current	6,649	11,751
Other liabilities	—	8
Total liabilities	42,241	49,332
Commitments and contingencies - Note 17
Stockholders’ equity
Common stock, $0.0001 par value; 1,400,000,000 shares authorized; 93,130,394 issued and outstanding at June 30, 2026, and 83,025,384 issued and outstanding at December 31, 2025, respectively	9	8
Additional paid-in capital	1,146,615	1,040,417
Accumulated deficit	(895,767)	(826,730)
Total stockholders’ equity	250,857	213,695
Total liabilities and stockholders’ equity	$293,098	$263,027
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

HYCROFT MINING HOLDING CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
General and administrative costs	$15,196	$3,478	$49,361	$6,411
Exploration and development costs	8,554	2,344	18,206	5,343
Mine site costs	3,879	2,673	9,322	5,153
Depreciation and amortization	303	498	688	1,032
Asset retirement obligation adjustments and accretion	(5,430)	333	(5,124)	666
Other (income) expense, net	—	(11)	114	(68)
Loss from operations	(22,502)	(9,315)	(72,567)	(18,537)
Non-operating income (expense):
Interest income	1,788	687	3,684	1,400
Other income (loss), net	(36)	370	(154)	507
Interest expense	—	(3,479)	—	(6,866)
Net loss	$(20,750)	$(11,737)	$(69,037)	$(23,496)

Net loss per share:
Basic and diluted	$(0.23)	$(0.43)	$(0.76)	$(0.89)
Weighted average shares outstanding:
Basic and diluted	91,504,140	27,584,548	90,626,973	26,273,721
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

HYCROFT MINING HOLDING CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows used in operating activities:
Net loss	$(69,037)	$(23,496)
Adjustments to reconcile net loss for the period to net cash used in operating activities:
Stock-based compensation	32,166	1,164
Depreciation and amortization	688	1,032
Asset retirement obligation adjustments and accretion	(5,124)	666
(Gain) loss on sale of assets, net	114	(68)
Other non-cash items	181	(484)
Non-cash interest expense	—	6,076
Changes in operating assets and liabilities:
Prepaids and deposits	(144)	(527)
Receivables	309	97
Contract liabilities	750	—
Supplies inventories, net	(199)	30
Accounts payable, accrued expenses, and other liabilities	(3,767)	(3,208)
Net cash used in operating activities	(44,063)	(18,718)
Cash flows from investing activities:
Additions to property, plant, and equipment	(847)	(397)
Proceeds from sale of assets	68	68
Proceeds from sale of equity investment securities	625	—
Net cash used in investing activities	(154)	(329)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	79,215	40,784
Taxes paid related to net share settlement of equity awards	(4,197)	—
Principal payments	—	(25)
Net cash provided by financing activities	75,018	40,759
Net increase in cash, cash equivalents, and restricted cash	30,801	21,712
Cash, cash equivalents, and restricted cash, beginning of period	204,231	77,057
Cash, cash equivalents, and restricted cash, end of period	$235,032	$98,769
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$220,549	$68,768
Restricted cash	14,483	30,001
Total cash, cash equivalents, and restricted cash	$235,032	$98,769
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

HYCROFT MINING HOLDING CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2026	83,025,384	$8	$1,040,417	$(826,730)	$213,695
Exercise of warrants	8,206,833	1	43,457	—	43,458
Stock-based compensation costs	—	—	19,130	—	19,130
Taxes withheld related to net share settlement of equity awards	—	—	(4,197)	—	(4,197)
Vesting of restricted stock units	128,384	—	—	—	—
Net loss	—	—	—	(48,287)	(48,287)
Balance at March 31, 2026	91,360,601	$9	$1,098,807	$(875,017)	$223,799
Issuance of common stock	1,476,538	—	35,753	—	35,753
Exercise of warrants	1,000	—	4	—	4
Stock-based compensation costs	—	—	13,036	—	13,036
Taxes withheld related to net share settlement of equity awards	—	—	(985)	—	(985)
Vesting of restricted stock units	292,255	—	—	—	—
Net loss	—	—	—	(20,750)	(20,750)
Balance at June 30, 2026	93,130,394	$9	$1,146,615	$(895,767)	$250,857

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance at January 1, 2025	24,875,587	$2	$752,649	$(786,066)	$(33,415)
Issuance of common stock	108,072	—	139	—	139
Stock-based compensation costs	—	—	529	—	529
Voluntary surrender of shares by shareholder	(301)	—	—	—	—
Net loss	—	—	—	(11,759)	(11,759)
Balance at March 31, 2025	24,983,358	$2	$753,317	$(797,825)	$(44,506)
Issuance of common stock	12,500,000	1	40,348	—	40,349
Stock-based compensation costs	—	—	635	—	635
Vesting of restricted stock units	355,121	—	—	—	—
Net loss	—	—	—	(11,737)	(11,737)
Balance at June 30, 2025	37,838,479	$3	$794,300	$(809,562)	$(15,259)

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
Our focus is to transition the project to the next phase of operations by processing sulfide mineralization. With the recent high-grade silver discoveries at Brimstone and Vortex, the Company is also engaged in a robust drill program designed to expand the two high-grade silver systems and evaluating underground studies for a potential decline and ultimate mining methods for Brimstone and Vortex. The Company is also completing trade-off studies between pressure oxidation (“POX”) and roasting process alternatives.

In June 2026, the Company, along with its third-party consultants, filed the Hycroft Mine Project S‑K 1300 Technical Report Summary and Initial Assessment with Economic Analysis, Nevada, USA with an effective date of May 14, 2026 the (“May 2026 Hycroft TRS”), which provides an updated initial assessment with an economic analysis based on a conventional open pit mining operation utilizing a processing approach that includes heap leaching for oxide material and milling with pressure oxidation for sulfide mineralization, with transitional material directed based on economics to either process stream.

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
Use of estimates
The preparation of the Financial Statements requires management to make estimates and assumptions that affect amounts reported in these Financial Statements and accompanying notes. The more significant areas requiring the use of management estimates and assumptions relate to the useful life of long-lived assets; future mining and processing plans; environmental reclamation and closure costs and timing; and estimates of fair value for long-lived assets, assets held-for-sale, and financial instruments. The Company bases its estimates on historical experience and other assumptions, including drilling and assay data and the May 2026 Hycroft TRS that are believed to be reasonable at the time the estimate is made. Actual results may differ from amounts estimated in these Financial Statements, and such differences could be material. Accordingly, amounts presented in these Financial Statements may not be indicative of results that may be expected for future periods.
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
Impairment of long-lived assets
The Company’s long-lived assets consist of property, plant, and equipment. We review and evaluate our long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. As of June 30, 2026, the Company completed its evaluation and determined that there were no triggering events.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
3. Prepaids and deposits
The following table provides the components of Prepaids and deposits (in thousands):

	June 30, 2026	December 31, 2025
Prepaids and deposits, current:
Prepaids:
Surety bond fees	$1,174	$560
Insurance	1,020	1,215
License fees	393	405
Mining claims fees and permit fees	217	569
Services	126	22
Deposits	182	182
Total	$3,112	$2,953

Prepaids, non-current:
Insurance	22	37
Total	$22	$37

4. Equity investment securities
The following table provides the components of Equity investment securities (in thousands):

	June 30, 2026	December 31, 2025
Equity investment securities	$—	$776
For the three and six months ended June 30, 2026, the Company sold 256,631 shares of its equity investment securities for net proceeds of $0.6 million. There were no sales of equity investment securities during the three and six months ended June 30, 2025. As of June 30, 2026, the Company held no equity investment securities.
For the three and six months ended June 30, 2026, the Company recognized a loss of nil and $0.2 million, respectively, on its equity investment securities, compared to a gain of $0.4 million and $0.5 million, respectively, for the same periods in 2025.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
5. Property, plant, and equipment and assets held-for-sale, net
The following table provides the components of Property, plant, and equipment and assets held-for-sale, net (in thousands):

	Depreciation Life or Method	June 30, 2026	December 31, 2025
Process equipment	5 - 15 years	$18,065	$18,029
Production leach pads	Units-of-production	11,190	11,190
Buildings and leasehold improvements	10 years	9,189	9,536
Test leach pads	18 months	6,241	6,241
Mine equipment	5 - 7 years	5,191	5,143
Vehicles	3 - 5 years	1,854	1,854
Furniture and office equipment	7 years	1,219	1,141
Mineral properties	Indefinite life	50	50
Construction in progress and other		35,906	35,257
Sub-total		88,905	88,441
Less, accumulated depreciation and amortization		(38,766)	(38,329)
Total property, plant, and equipment, net		$50,139	$50,112

Assets held-for-sale		2,893	2,893
Total		$53,032	$53,005
As of June 30, 2026 and December 31, 2025, the Company’s assets held-for-sale of $2.9 million consisted of one semi-autogenous mill that was not in use. On May 14, 2026, the Company entered into Asset Option and Purchase Agreements for the sale of the semi-autogenous mill. Title had not transferred as of June 30, 2026. See Note 8 – Contract liabilities for additional information.
6. Restricted cash
The following table provides the components of Restricted cash (in thousands):

	June 30, 2026	December 31, 2025
Surety bond cash collateral	$14,429	$22,439
Other cash collateral	54	54
Total	$14,483	$22,493
As of June 30, 2026 and December 31, 2025, the Company had $14.4 million and $22.4 million, respectively, in cash collateral for surface management surety bonds, totaling $58.9 million, respectively. Of the total for surface management surety bonds, $58.3 million secured the financial assurance requirements for the Hycroft Mine, and $0.6 million secured the financial assurance requirements for the adjacent water supply well field, well field monitoring, and exploration. Events or circumstances that would necessitate the guarantor’s performance include a deteriorating financial condition or a breach of contract. Periodically, the Company may need to provide collateral to support these instruments. When the specified requirements are met, the party holding the related instrument cancels and/or returns it to the issuing entity. The Company believes that it currently complies with all relevant bonding obligations.
During the three and six months ended June 30, 2026, the Company earned $0.1 million and $0.3 million, respectively, of Interest income on a portion of its cash collateral. During the three and six months ended June 30, 2025, the Company earned $0.3 million and $0.5 million, respectively, of Interest income on a portion of its cash collateral. Interest received on cash collateral balances is restricted as to its use and is included as an increase to Restricted cash with a corresponding recognition of Interest income when earned.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
7. Accounts payable, accrued expenses, and other liabilities
The following table summarizes the components of Accounts payable, accrued expenses, and other liabilities (in thousands):

	June 30, 2026	December 31, 2025
Accounts payable and accrued expenses	$2,168	$4,415
Other liabilities, current:
Accrued compensation (1)	2,812	3,227
Operating lease liability	23	31
Accrued directors fees	—	39
Total	$5,003	$7,712

Other liabilities, non-current:
Operating lease liability	—	8
Total	$—	$8
(1) Accrued compensation reflects amounts for performance-related compensation and benefits.
8. Contract liabilities
As of June 30, 2026, the Company had received non-refundable deposits of $0.8 million in connection with Asset Option and Purchase Agreements executed on May 14, 2026, for one semi-autogenous mill. Deposits are to be deferred with recognition of the sale to occur when title transfers upon delivery of the equipment. See Note 5 – Property, plant, and equipment and assets held-for-sale, net for additional information.
9. Asset retirement obligation
The following table summarizes changes in the Company’s Asset retirement obligation (in thousands):

	June 30, 2026	December 31, 2025
Balance, beginning of period	$11,773	$13,151
Accretion	612	1,297
Change in estimates	(5,736)	(2,675)
Balance, end of period	$6,649	$11,773

Current	$—	$22
Non-current	6,649	11,751
During the three and six months ended June 30, 2026, the Company recognized an Asset retirement obligation (“ARO”) downward adjustment of $5.7 million resulting from a change in estimate related to the extension of the life of mine from 34 years to 51 years based on the May 2026 Hycroft TRS. No such adjustments were recognized during the three and six months ended June 30, 2025.
As of June 30, 2026, the ARO was measured using a weighted-average inflation rate of 3.42% to escalate estimated ARO costs to their expected settlement dates and a weighted-average credit-adjusted risk-free rate of 10.78% to discount those costs to present value. The Company estimates undiscounted ARO costs of $333.5 million, including $6.6 million expected to be incurred in the second half of 2027, with substantially all remaining costs expected to be incurred in later periods.

The Company does not have mineral reserves, and all costs related to the initial recognition and subsequent remeasurement of its ARO are recognized in earnings as incurred.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
10. Stockholders’ equity
At-the-market-offering
During the three and six months ended June 30, 2026, the Company issued 1,476,538 shares of common stock pursuant to its at-the-market equity offering program (the “New ATM Program”) for net proceeds of $35.8 million. During the three and six months ended June 30, 2025, the Company issued nil and 108,072 shares of common stock under the New ATM Program for net proceeds of nil and $0.3 million.
As of June 30, 2026, $55.3 million gross sales price of common stock was available for issuance under the New ATM Program.
Equity Classified Warrants
During the six months ended June 30, 2026, 6,779,910 of the 2025 2-Year Warrants issued in connection with the September 2025 Private Placement were exercised at the warrant exercise price of $6.00 per warrant for net proceeds of $40.7 million. There was no activity during the three months ended June 30, 2026.
During the six months ended June 30, 2026, 662,483 of the 3-Year Warrants issued in connection with the June 2025 Public Offering were exercised at the warrant exercise price of $4.20 per warrant for net proceeds of $2.8 million, including 1,000 warrants exercised during the three months ended June 30, 2026. There was no activity during the three and six months ended June 30, 2025.
During the six months ended June 30, 2026, 10,008,240 Private Placement Offering Warrants were exercised on a cashless basis (exercise price of $1.0680 per warrant). After giving effect to the 1-for-10 reverse stock split effective November 14, 2023, the warrants were exercisable for an aggregate of 1,000,824 shares of common stock. Using the 10-day average market price of $45.41 per share as of February 11, 2026, as defined in the warrant agreement, the cashless exercise resulted in the issuance of 765,440 shares of common stock. There was no activity during the three months ended June 30, 2026, and no activity during the three and six months ended June 30, 2025.
The following tables summarize additional information on the Company’s outstanding warrants:

As of June 30, 2026	Exercise price	Exercise period	Expiration date	Warrants outstanding
Private Placement Offering Warrants(1)	$1.068	5 years	March 15, 2027	36,808,240
2025 3-Year Warrants	$4.200	3 years	June 13, 2028	4,161,417
2025 2-Year Warrants	$6.000	2 years	September 10, 2027	—
Total Warrants Outstanding				40,969,657

As of December 31, 2025	Exercise price	Exercise period	Expiration date	Warrants outstanding
Private Placement Offering Warrants(1)	$1.068	5 years	March 15, 2027	46,816,480
2025 3-Year Warrants	$4.200	3 years	June 13, 2028	4,823,900
2025 2-Year Warrants	$6.000	2 years	September 10, 2027	6,779,910
Total Warrants Outstanding				58,420,290
(1)After giving effect to the 1-for-10 reverse stock split (effective November 14, 2023), the Private Placement Offering Warrants are issuable into common stock at the rate of 10 warrants per share.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
11. Stock-based compensation
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
All awards granted under the 2025 PIPP Plan and 2020 PIPP Plan were in the form of restricted stock units to employees and directors of the Company. As of June 30, 2026, there were 2,547,535 shares available for issuance under the 2025 PIPP Plan.

The following tables summarize the Company’s unvested share awards outstanding as of June 30, 2026 and 2025:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Unit
Unvested at December 31, 2025	728,974	$3.56
Granted	1,582,670	49.45
Canceled/forfeited	(14,457)	9.13
Vested	(577,257)	19.88
Unvested at June 30, 2026	1,719,930	$40.21

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Unit
Unvested at December 31, 2024	678,071	$5.13
Granted	491,949	3.13
Canceled/forfeited	(15,304)	4.93
Vested	(415,464)	5.37
Unvested at June 30, 2025	739,252	$3.67

During the three and six months ended June 30, 2026, the Company recorded compensation expense of $13.0 million and $32.2 million related to restricted stock awards. During the three and six months ended June 30, 2025, the Company recorded compensation expense of $0.6 million and $1.2 million related to restricted stock awards.
As of June 30, 2026, there was $47.5 million of unrecognized compensation cost related to unvested restricted stock units, expected to be recognized over a weighted-average period of 1 year.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

12. Fair value measurements
Recurring fair value measurements
The following table sets forth by level within the fair value hierarchy, the Company’s assets and liabilities measured at fair value on a recurring basis (in thousands):

	Hierarchy Level	June 30, 2026	December 31, 2025
Equity investment securities (1)	1	$—	$776
(1)    The value of equity investment securities was determined using the closing price of the publicly traded Canadian gold mining company on the last day of the respective periods as quoted on the TSX Venture Exchange. See Note 4 – Equity investment securities for additional information.

The carrying amounts of Cash and cash equivalents, Restricted cash, Receivables, Accounts payable, accrued expenses, and other liabilities approximate fair value due to the short-term maturities of these instruments. There is negligible credit risk associated with these instruments.
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
The Company incurred nil net income tax expense or benefit for the three and six months ended June 30, 2026 and 2025. The effective tax rate for the three and six months ended June 30, 2026 and 2025 was nil. The effective tax rate differed from the statutory rate during each period primarily due to changes in the valuation allowance established to offset net deferred tax assets.
14 Loss per share
The table below summarizes the Company’s basic and diluted loss per share calculations (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(20,750)	$(11,737)	$(69,037)	$(23,496)

Weighted average shares outstanding
Basic and diluted	91,504,140	27,584,548	90,626,973	26,273,721

Net loss per common share, basic and diluted	$(0.23)	$(0.43)	$(0.76)	$(0.89)
Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
Due to the Company’s net loss for the three and six months ended June 30, 2026 and 2025, there was no dilutive effect of common stock equivalents because the effects of such would have been anti-dilutive. The following table summarizes the shares excluded from the weighted average number of shares of common stock outstanding, as the impact would be anti-dilutive (in thousands):

	June 30,
	2026	2025
Shares upon exercise of warrants	7,842	12,827
Restricted stock units - Unvested	1,720	739
Restricted stock units - Vested with deferred conversion	127	96
Total	9,689	13,662
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Exploration	$6,467	$877	$14,098	$1,863
Technical and projects	513	420	1,215	794
Mine maintenance	384	413	884	780
Processing maintenance	679	555	1,347	1,100
Site-level general and administrative(1)	4,390	2,752	9,984	5,959
Segment expenses	$12,433	$5,017	$27,528	$10,496
(1)A portion of Mine site costs’ general and administrative expenses are allocated to Exploration and development costs for financial reporting.

The following table reconciles total Segment expenses to the amounts presented in the consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Exploration and development costs	$8,554	$2,344	$18,206	$5,343
Mine site costs	3,879	2,673	9,322	5,153
Segment expenses	$12,433	$5,017	$27,528	$10,496

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
16. Supplemental cash flow information
The following table provides non-cash investing and financing activities (in thousands):

	Six Months Ended June 30,
	2026	2025
Non-cash investing activities:
Property, plant and equipment, accrued but unpaid	$66	$—
Non-cash financing activities:
Withholding taxes payable related to net share settlement of equity awards	$985	$—

The following table provides supplemental cash flow information (in thousands):

	Six Months Ended June 30,
	2026	2025
Increase in debt from in-kind interest	$—	$5,681
Cash interest paid	—	794
17. Commitments and contingencies
Legal proceedings
The Company has been named as a defendant in three pro se individual and/or putative class/derivative actions in the Delaware Chancery Court that assert claims for, inter alia, breach of contract, declaratory judgment, equitable fraud and fiduciary breaches (against two company officers) arising from or relating to Warrants and/or shares purportedly held by the plaintiffs. In various forms, they allege that the Company or its predecessor entities breached the Warrant Agreement, dated October 22, 2015, and/or related Amendment Agreement, dated February 26, 2020. Among other things, the plaintiffs allege, by or on behalf of Warrant holders, that the Company or its predecessor(s) breached these agreements by failing to make proper “Mechanical Adjustments” to the Warrants upon the occurrence of certain business transactions and events, including the Recapitalization Transaction. During the quarter ended June 30, 2026, the Company filed responsive briefs to its previously filed motions to dismiss in these actions. The motions to dismiss remain in the briefing phase and remain pending as of the date of this Quarterly Report on Form 10-Q.

The Company expenses legal fees and other costs associated with legal proceedings as incurred. The Company assessed, in conjunction with its legal counsel, and determined that a loss was not probable. Litigation accruals are recorded when, and if, it is determined that a loss related matter is both probable and reasonably estimable. Material loss contingencies that are reasonably possible of occurrence, if any, are subject to disclosure. No losses have been recorded during the three and six months ended June 30, 2026 and 2025, with respect to litigation or loss contingencies.
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
Sprott Royalty
Pursuant to the Royalty Agreement with Sprott Private Resource Lending II (CO) Inc. in which the Company received cash consideration in the amount of $30.0 million, the Company granted a perpetual royalty equal to 1.5% of the net smelter returns from the Hycroft Mine, payable monthly (“Sprott Royalty Agreement”). The royalty is accounted for as a deferred gain liability. Net smelter returns for any given month are calculated as Monthly Production multiplied by the Monthly Average

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
Gold Price and the Monthly Average Silver Price, minus Allowable Deductions, as such terms are defined in the Sprott Royalty Agreement. The Company is required to remit royalty payments to the payee free and clear and without any present or future deduction, withholding, charge or levy on account of taxes, except Excluded Taxes as such term is defined in the Sprott Royalty Agreement. Future royalty payments are contingent upon future production, commodity prices, and certain refining costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion, which has been prepared based on information available to us as of July 27, 2026, provides information we believe is relevant to an assessment and understanding of our consolidated operating results and financial condition. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2026 (the “Financial Statements”) and the notes thereto (the “Notes”) included in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2026, as well as our other reports filed with the Securities and Exchange Commission (“SEC”) from time to time, including, but not limited to, our Annual Report on Form 10-K for the year ended December 31, 2025. Terms not defined herein have the same meaning defined in the Financial Statements and the Notes.
Introduction to the Company
We are a U.S.-based gold and silver exploration-stage issuer that owns the Hycroft Mine in Nevada. Our focus is to transition the project to the next phase of operations by milling the sulfide mineralization. With the recent high-grade silver discoveries at Brimstone and Vortex, the Company is also engaged in a robust drill program to further define these areas as we optimize the development plan that delivers the highest economic value. During this development period we do not anticipate significant revenues from gold and silver sales until we complete the necessary technical work and initiate mining and processing operations.

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
We reported no lost-time incidents during the six months ended June 30, 2026, and continue to operate in excess of 1.4 million work hours without a lost-time incident. The Hycroft Mine’s total recordable injury frequency rate (“TRIFR”) for the trailing 12 months, which includes other reportable incidents, is one of the metrics we use to assess safety performance, and it is well below industry averages. During the six months ended June 30, 2026, we continued our critical focus on safety, including allocating additional personnel, resources, workforce time, and communications to mine safety. These actions contributed to a TRIFR of 1.02 at June 30, 2026. We will continue to evolve our safety efforts to keep our workforce, contractors, and visitors safe.

Executive Summary
During the six months ended June 30, 2026, the Company continued the 2025–2026 Exploration Drill Program focused on expanding the two high-grade silver systems at Brimstone and Vortex, completing approximately 10,000 meters of drilling during the period and approximately 15,800 meters of drilling under the program that began in August 2025.
In June 2026, the Company filed the Hycroft Mine Project S‑K 1300 Technical Report Summary and Initial Assessment with Economic Analysis, Nevada, USA with an effective date of May 14, 2026 (the “May 2026 Hycroft TRS”), which supersedes the previously disclosed Hycroft Mine Initial Assessment and Technical Report Summary with an effective date of January 21, 2026 (the “February 2026 Hycroft TRS”).
The May 2026 Hycroft TRS provides an updated initial assessment with an economic analysis based on a conventional open pit mining operation. Incorporating the mineral resource estimate and metallurgical results disclosed in the February 2026 Hycroft TRS, the May 2026 Hycroft TRS includes updated mine planning, capital and operating cost assumptions, and a preliminary economic analysis indicating potential positive project economics, including a post‑tax net present value of approximately $4.3 billion using a 5% discount rate and a post‑tax internal rate of return of approximately 16.9%, based on assumed commodity prices of $3,600.00 per ounce for gold and $48.00 per ounce per silver.
The Company continued to strengthen its liquidity position with a strong cash position and a debt-free balance sheet.

Recent Developments
Exploration drilling
During the six months ended June 30, 2026, the Company continued the 2025–2026 Exploration Drill Program completing approximately 10,000 meters of drilling toward the approximately 22,000 meters planned for 2026. The program is focused on expanding the new high-grade silver systems at Vortex and Brimstone. Since initiating the 2025–2026 Exploration Drill Program in August of 2025, the Company has completed approximately 15,800 meters of drilling towards the original 26,000 meter program. Drilling in the Brimstone system is currently focused on three areas: (1) the main high-grade system to further extend the mineralization along strike and to the north, (2) the deep southern extension of Brimstone targeting the previously identified geophysics target indicating a potential feeder system at depth, and (3) the near surface Brimstone mineralization which could potentially be mined as open pit or underground. The geophysics target and very high-grade system are the Company’s primary focus in the Brimstone system. Vortex drilling is focused on expanding the high-grade silver system which remains open in all directions and at depth. Results from both Brimstone and Vortex are anticipated in the third quarter of 2026 with additional results expected throughout the ongoing drill program. Reverse circulation (“RC”) drilling began late in 2025 and is expected to be completed in the fourth quarter of 2026. The RC drilling is being conducted to complete some infill drilling in addition to obtaining information for evaluating a potential restart of the heap leach operation.
Technical Report Summary and Initial Assessment with Economic Analysis
The Company, together with its third-party consultants, completed the May 2026 Hycroft TRS prepared in accordance with the SEC’s Modernization of Property Disclosures for Mining Registrants under subpart 1300 of Regulation S‑K. The May 2026 Hycroft TRS was filed on June 2, 2026, and supersedes the February 2026 Hycroft TRS and incorporates the mineral resource estimate and metallurgical test work previously reported therein. The principal enhancement reflected in the May 2026 Hycroft TRS is the addition of a preliminary economic analysis for an open pit mining operation utilizing conventional processing technology. Based on measured and indicated resources and certain financial assumptions, including assumed commodity prices of $3,600.00 per ounce of gold and $48.00 per ounce of silver, the preliminary economic analysis reflects a 51-year life of mine, a post-tax net present value of approximately $4.3 billion using a 5% discount rate, a post-tax internal rate of return of approximately 16.9%, and a post-tax payback period of approximately 4.7 years.
The May 2026 Hycroft TRS provides a comprehensive preliminary economic assessment of the Hycroft Mine based on the mineral resources disclosed in the February 2026 Hycroft TRS and includes an updated evaluation of the potential economic viability of those resources. The project remains in the evaluation stage, and the preliminary economic assessment does not constitute a construction decision. Additional engineering, technical studies, permitting, financing and other activities will be required before any such decision is made.

2026 Outlook
Our plan is to continue operating safely and in an environmentally responsible manner while advancing the Hycroft Mine towards development and exploration activities focused on expanding the two high-grade silver systems. Drilling will be accelerating at both Brimstone and Vortex with the arrival of two additional core drill rigs in the third quarter of 2026, increasing the total to four core drill rigs. The Company is evaluating a potential high-grade mining scenario that includes designing an exploration decline capable of supporting an underground mining operation and would also improve drilling efficiency and reduces cost. We will also continue to actively manage our cash resources to fund these initiatives.

Results of Operations
Operating expenses (in thousands)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
General and administrative costs	$15,196	$3,478	$49,361	$6,411
Exploration and development costs	8,554	2,344	18,206	5,343
Mine site costs	3,879	2,673	9,322	5,153
Depreciation and amortization	303	498	688	1,032
Asset retirement obligation adjustments and accretion	(5,430)	333	(5,124)	666
Other (income) expense, net	—	(11)	114	(68)
Total	$22,502	$9,315	$72,567	$18,537

General and administrative costs
During the three and six months ended June 30, 2026, General and administrative costs totaled $15.2 million and $49.4 million, respectively, as compared to $3.5 million and $6.4 million, respectively, for the same periods of 2025, primarily due to (i) discretionary restricted stock unit make‑whole awards with certain related cash payments, intended solely to compensate certain plan participants for the reductions to their cumulative target long-term incentive opportunities for 2023–2025 (collectively “Make-whole Awards”) of $34.1 million, of which $25.5 million was non-cash, (ii) a one‑time $4.5 million extraordinary cash bonus awarded to the Company's named executive officers and certain other employees to recognize the leadership team's execution of transformational financings completed during 2025, and (iii) increased capital markets and investor relations activities.
Exploration and development costs
During the three and six months ended June 30, 2026, Exploration and development costs totaled $8.6 million and $18.2 million, respectively, as compared to $2.3 million and $5.3 million, respectively, for the same periods of 2025, primarily due to (i) the expanded drilling under the 2025–2026 Exploration Drill Program, which is focused on expanding the new high-grade silver mineral systems, and (ii) restricted stock unit Make‑whole Awards of $3.4 million, of which $2.6 million was non-cash.
Mine site costs
During the three and six months ended June 30, 2026, Mine site costs totaled $3.9 million and $9.3 million, respectively, as compared to $2.7 million and $5.2 million, respectively, for the same periods of 2025, primarily due to (i) restricted stock unit Make‑whole Awards of $3.6 million, of which $2.7 million was non-cash, and (ii) the ramp up of activity to support the exploration drilling program.
Depreciation and amortization
During the three and six months ended June 30, 2026, Depreciation and amortization totaled $0.3 million and $0.7 million, respectively, as compared to $0.5 million and $1.0 million, respectively, for the same periods of 2025, primarily due to certain assets becoming fully depreciated and modest capital additions in recent periods.
Asset retirement obligation adjustments and accretion
During the three and six months ended June 30, 2026, Asset retirement obligation adjustments and accretion totaled $5.4 million and $5.1 million, respectively, as compared to expense of $0.3 million and $0.7 million, respectively, for the same periods of 2025. For the three and six months ended June 30, 2026, the Company recognized a downward adjustment of $5.7 million resulting from a change in estimate related to the extension of the life-of-mine based on the May 2026 Hycroft TRS. No adjustments were recognized during the three and six months ended June 30, 2025.
Non-operating income (expense), net (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest income	$1,788	$687	$3,684	$1,400
Other income (expense), net	(36)	370	(154)	507
Interest expense	—	(3,479)	—	(6,866)
Total	$1,752	$(2,422)	$3,530	$(4,959)
Interest income

During the three and six months ended June 30, 2026, Interest income totaled $1.8 million and $3.7 million, respectively, as compared to $0.7 million and $1.4 million, respectively for the same periods of 2025. The increase was primarily due from an increase in invested cash.
Other income (expense), net
During the three and six months ended June 30, 2026, Other loss totaled nil and $0.2 million, respectively, primarily due to a loss on equity investment securities. For the same periods of 2025, Other gain totaled $0.4 million and $0.5 million, respectively, primarily due to a gain on equity investment securities.
Interest expense
During the three and six months ended June 30, 2026, Interest expense was nil, respectively, as compared to $3.5 million and $6.9 million, respectively, for the same periods of 2025. The decrease was due to the repayment and extinguishment of all outstanding debt during the fourth quarter of 2025.

Liquidity and Capital Resources
General
The Company’s unrestricted cash position at June 30, 2026, was $220.5 million, as compared with $181.7 million at December 31, 2025. For the six months ended June 30, 2026, the Company raised cash primarily from the exercise of warrants and issuance of common stock under its at-the-market equity offering program (the “New ATM Program”), and generating proceeds of $43.4 million and $35.8 million, respectively. See Note 10 – Stockholders’ equity in the Notes to the Financial Statements for additional information.
As the Company is in an exploration and development stage, it does not expect to generate net positive cash from operations for the foreseeable future. Accordingly, the Company will be dependent on its unrestricted cash and other sources of cash to fund the business. The Company believes its current unrestricted cash balances are sufficient to fund its planned development and explorations activities, including advancing the two high-grade silver systems at Brimstone and Vortex, for the foreseeable future. Future development activities, changes in business objectives, acceleration of project advancement, adverse market conditions, or other unforeseen circumstances could require additional capital, and the amount and timing of any such requirements remain uncertain.

The Company’s future liquidity and capital resources management strategy entails a disciplined approach to monitor the timing and extent of any drilling, metallurgical and mineralogical studies while attempting to remain in a position that allows the Company to respond to changes in the business environment, such as a decrease in metal prices or lower than forecasted future cash flows, and changes in other factors beyond the Company’s control. The Company has undertaken efforts aimed at managing its liquidity and preserving its capital resources by, among other things: (i) monitoring metal prices and the impacts (near-term and future) they have on the business; (ii) ceasing open pit mining operations to reduce net cash outflows; (iii) reducing the size of the workforce to reflect the cessation of mining operations; (iv) controlling working capital and managing discretionary spending; (v) reviewing contractor usage and rental agreements for more economic options, including termination of certain agreements in accordance with their terms; (vi) decreasing Restricted cash balances that collateralize bonds, as available; (vii) planning the timing and amounts of capital expenditures and costs for drilling, metallurgical and technical studies costs at the Hycroft Mine; and (viii) deferring such items that are not expected to benefit our near term operating plans. The Company has undertaken and continues to undertake additional efforts, including: (i) monetizing non-core equipment and excess supplies inventories; (ii) selling uninstalled mills that are not expected to be needed for a future milling operation; and (iii) maintaining a debt-free balance sheet.
The Company will continue to evaluate alternatives to raise additional capital when necessary to fund the future development of the Hycroft Mine and will continue to explore other strategic initiatives to enhance stockholder value.
Cash and liquidity
The Company has placed substantially all its cash in operating accounts with balances remaining readily available. A significant portion of the Company’s cash is invested in AAAm rated U.S. Government Money Market Funds, while other cash balances are held through programs that provide Federal Deposit Insurance Corporation ("FDIC") coverage.

The following table summarizes projected sources of future liquidity, as recorded within the Financial Statements (in thousands):

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$220,549	$181,738
Assets held-for-sale	2,893	2,893
Equity investment securities	—	776
Interest receivable	300	609
Equity warrants with mandatory conversion(1)	—	40,679
Total projected sources of future liquidity	$223,742	$226,695
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
Six months ended June 30, 2026 compared to six months ended June 30, 2025
The following table summarizes sources and uses of cash for the following periods (in thousands):

	Six Months Ended June 30,
	2026	2025
Net loss	$(69,037)	$(23,496)
Net non-cash adjustments	28,025	8,386
Net change in operating assets and liabilities	(3,051)	(3,608)
Net cash used in operating activities	(44,063)	(18,718)
Net cash used in investing activities	(154)	(329)
Net cash provided by financing activities	75,018	40,759
Net increase (decrease) in cash, cash equivalents, and restricted cash	30,801	21,712
Cash, cash equivalents, and restricted cash, beginning of period	204,231	77,057
Cash, cash equivalents, and restricted cash, end of period	$235,032	$98,769

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$220,549	$68,768
Restricted cash	14,483	30,001
Cash, cash equivalents, and restricted cash, end of period	$235,032	$98,769

Cash used in operating activities
For the six months ended June 30, 2026, the Company used $44.1 million of cash in operating activities primarily attributable to a net loss of $69.0 million, the cash impact of which was $41.0 million. Working capital used $3.1 million of cash, which primarily includes cash used for Accounts payable, accrued expenses, and other liabilities of $3.8 million, partially offset by cash provided by Contract liabilities of $0.8 million. The largest non-cash item included in Net loss for the six months ended June 30, 2026 was Stock-based compensation of $32.2 million, partially offset by Asset retirement obligation adjustments and accretion of $5.1 million.
For the six months ended June 30, 2025, the Company used $18.7 million of cash in operating activities primarily attributable to a net loss of $23.5 million, the cash impact of which was $15.1 million. Working capital used $3.6 million of cash, including cash used for Accounts payable, accrued expenses, and other liabilities of $3.2 million. The largest non-cash item included in Net loss for the six months ended June 30, 2025 was Non-cash interest expense of $6.1 million.
Cash (used in) provided by investing activities
For the six months ended June 30, 2026, investing activities used cash of $0.2 million, comprised of Additions to property, plant, and equipment of $0.8 million, partially offset by Proceeds from sale of equity investment securities of $0.6 million.
For the six months ended June 30, 2025, investing activities used cash of $0.3 million, comprised of Additions to property, plant, and equipment of $0.4 million, partially offset by Proceeds from sale of assets of $0.1 million.
Cash provided by financing activities
For the six months ended June 30, 2026, financing activities provided net cash of $75.0 million that was primarily related to proceeds received from the Exercise of warrants of $43.4 million and the Issuance of common stock of $35.8 million under the New ATM Program, partially offset by Taxes paid related to net share settlement of equity awards of $4.2 million.
For the six months ended June 30, 2025, financing activities provided net cash of $40.8 million that was primarily related to proceeds received from the Issuance of common stock from a public offering.
Off-balance sheet arrangements
As of June 30, 2026, the Company’s off-balance sheet arrangements consisted of a net smelter royalty arrangement. See Note 17 – Commitments and contingencies in the Notes to the Financial Statements for additional information.
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
The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2026, as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2026, to provide such reasonable assurance that information required to be disclosed by us, including our consolidated subsidiaries, in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure and is recorded, processed, summarized, and reported within the time periods specified in SEC’s rules and forms.
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

Changes in Internal Control Over Financial Reporting
There were no material changes in our internal control over financial reporting during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company has been named as a defendant in three pending actions in the Delaware Chancery Court, as previously disclosed in Part I, Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. During the quarter ended June 30, 2026, the Company filed responsive briefs to its previously filed motions to dismiss in these actions. The parties have entered into a stipulated briefing schedule governing the motions to dismiss. The motions to dismiss thus remain in the briefing phase and are pending as of the date of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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
(c)During the quarter ended June 30, 2026, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer and Executive Chairman pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended*
32.1	Certification of Chief Executive Officer and Executive Chairman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
95.1	Mine Safety Disclosures*
101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*
*Filed herewith.
**Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HYCROFT MINING HOLDING CORPORATION (Registrant)

Date: July 27, 2026	By:	/s/ Diane R. Garrett
Diane R. Garrett Chief Executive Officer and Executive Chairman (Principal Executive Officer)

Date: July 27, 2026	By:	/s/ Stanton Rideout
Stanton Rideout Executive Vice President and Chief Financial Officer (Principal Financial Officer and Accounting Officer)