Form 10-Q
period 2026-09-30
HYCROFT MINING HOLDING CORP
filed 2026-10-27
CIK 1718405

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

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

As of October 26, 2026, there were 93,183,554 shares of the Company’s common stock issued and outstanding.

HYCROFT MINING HOLDING CORPORATION
Quarterly Report on Form 10-Q

ITEM I. FINANCIAL STATEMENTS

HYCROFT MINING HOLDING CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and par value amounts)

	September 30, 2026	December 31, 2025
	(unaudited)
Assets:
Cash and cash equivalents	$211,217	$181,738
Prepaids and deposits	3,391	2,953
Supplies inventories, net	1,712	1,416
Receivables	376	609
Equity investment securities	—	776
Current assets	216,696	187,492
Property, plant, and equipment and assets held-for-sale, net	53,271	53,005
Restricted cash	14,598	22,493
Prepaids, non-current	14	37
Total assets	$284,579	$263,027
Liabilities:
Accounts payable, accrued expenses, and other liabilities	$7,346	$7,712
Contract liabilities	4,150	—
Asset retirement obligation	4,509	22
Current liabilities	16,005	7,734
Deferred gain on sale of royalty	29,839	29,839
Asset retirement obligation, non-current	1,183	11,751
Other liabilities	—	8
Total liabilities	47,027	49,332
Commitments and contingencies - Note 17
Stockholders’ equity
Common stock, $0.0001 par value; 1,400,000,000 shares authorized; 93,183,554 issued and outstanding at September 30, 2026, and 83,025,384 issued and outstanding at December 31, 2025, respectively	9	8
Additional paid-in capital	1,159,455	1,040,417
Accumulated deficit	(921,912)	(826,730)
Total stockholders’ equity	237,552	213,695
Total liabilities and stockholders’ equity	$284,579	$263,027
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

HYCROFT MINING HOLDING CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses:
General and administrative costs	$16,685	$2,564	$66,046	$8,975
Exploration and development costs	8,331	4,006	26,537	9,349
Mine site costs	3,907	2,528	13,229	7,681
Depreciation and amortization	301	502	989	1,534
Asset retirement obligation adjustments and accretion	(957)	(2,342)	(6,081)	(1,676)
Other (income) expense, net	(20)	—	94	(68)
Loss from operations	(28,247)	(7,258)	(100,814)	(25,795)
Non-operating income (expense):
Interest income	2,108	1,131	5,792	2,531
Other income (loss), net	(6)	315	(160)	822
Interest expense	—	(3,564)	—	(10,430)
Net loss	$(26,145)	$(9,376)	$(95,182)	$(32,872)

Net loss per share:
Basic and diluted	$(0.28)	$(0.22)	$(1.04)	$(1.04)
Weighted average shares outstanding:
Basic and diluted	93,174,915	42,453,570	91,485,620	31,726,271
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

HYCROFT MINING HOLDING CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows used in operating activities:
Net loss	$(95,182)	$(32,872)
Adjustments to reconcile net loss for the period to net cash used in operating activities:
Stock-based compensation	44,998	1,530
Depreciation and amortization	989	1,534
Other non-cash items	192	(786)
(Gain) loss on sale of assets, net	94	(68)
Non-cash interest expense	—	9,236
Asset retirement obligation adjustments and accretion	(6,081)	(1,676)
Changes in operating assets and liabilities:
Contract liabilities	4,150	3,900
Receivables	233	(81)
Supplies inventories, net	(313)	20
Accounts payable, accrued expenses, and other liabilities	(383)	(1,932)
Prepaids and deposits	(415)	(962)
Net cash used in operating activities	(51,718)	(22,157)
Cash flows from investing activities:
Additions to property, plant, and equipment	(1,452)	(447)
Proceeds from sale of assets	88	697
Proceeds from sale of equity investment securities	625	—
Net cash (used in) provided by investing activities	(739)	250
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	79,223	112,242
Taxes paid related to net share settlement of equity awards	(5,182)	—
Principal payments	—	(25)
Net cash provided by financing activities	74,041	112,217
Net increase in cash, cash equivalents, and restricted cash	21,584	90,310
Cash, cash equivalents, and restricted cash, beginning of period	204,231	77,057
Cash, cash equivalents, and restricted cash, end of period	$225,815	$167,367
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$211,217	$139,094
Restricted cash	14,598	28,273
Total cash, cash equivalents, and restricted cash	$225,815	$167,367
The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

HYCROFT MINING HOLDING CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2026	83,025,384	$8	$1,040,417	$(826,730)	$213,695
Exercise of warrants	8,206,833	1	43,457	—	43,458
Stock-based compensation costs	—	—	19,130	—	19,130
Taxes withheld related to net share settlement of equity awards	—	—	(4,197)	—	(4,197)
Vesting of restricted stock units	128,384	—	—	—	—
Net loss	—	—	—	(48,287)	(48,287)
Balance at March 31, 2026	91,360,601	$9	$1,098,807	$(875,017)	$223,799
Issuance of common stock	1,476,538	—	35,753	—	35,753
Exercise of warrants	1,000	—	4	—	4
Stock-based compensation costs	—	—	13,036	—	13,036
Taxes withheld related to net share settlement of equity awards	—	—	(985)	—	(985)
Vesting of restricted stock units	292,255	—	—	—	—
Net loss	—	—	—	(20,750)	(20,750)
Balance at June 30, 2026	93,130,394	$9	$1,146,615	$(895,767)	$250,857
Exercise of warrants	1,873	—	8	—	8
Stock-based compensation costs	—	—	12,832	—	12,832
Vesting of restricted stock units	51,287	—	—	—	—
Net loss	—	—	—	(26,145)	(26,145)
Balance at September 30, 2026	93,183,554	$9	$1,159,455	$(921,912)	$237,552

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance at January 1, 2025	24,875,587	$2	$752,649	$(786,066)	$(33,415)
Issuance of common stock	108,072	—	139	—	139
Stock-based compensation costs	—	—	529	—	529
Voluntary surrender of shares by shareholder	(301)	—	—	—	—
Net loss	—	—	—	(11,759)	(11,759)
Balance at March 31, 2025	24,983,358	$2	$753,317	$(797,825)	$(44,506)
Issuance of common stock	12,500,000	1	40,348	—	40,349
Stock-based compensation costs	—	—	635	—	635
Vesting of restricted stock units	355,121	—	—	—	—
Net loss	—	—	—	(11,737)	(11,737)
Balance at June 30, 2025	37,838,479	$3	$794,300	$(809,562)	$(15,259)
Issuance of common stock	16,212,409	2	69,513	—	69,515
Stock-based compensation costs	—	—	368	—	368
Exercise of warrants	532,625	—	2,237	—	2,237
Net loss	—	—	—	(9,376)	(9,376)
Balance at September 30, 2025	54,583,513	$5	$866,418	$(818,938)	$47,485

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

In June 2026, the Company, along with its third-party consultants, filed the Hycroft Mine Project S‑K 1300 Technical Report Summary and Initial Assessment with Economic Analysis, Nevada, USA with an effective date of May 14, 2026 the (“May 2026 Hycroft TRS”). The May 2026 Hycroft TRS provides an updated initial assessment with an economic analysis based on a conventional open pit mining operation utilizing a processing approach that includes heap leaching for oxide material and milling with pressure oxidation for sulfide mineralization, with transitional material directed based on economics to either process stream.

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

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
Impairment of long-lived assets
The Company’s long-lived assets consist of property, plant, and equipment. We review and evaluate our long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. As of September 30, 2026, the Company completed its evaluation and determined that there were no triggering events.
3. Prepaids and deposits
The following table provides the components of Prepaids and deposits (in thousands):

	September 30, 2026	December 31, 2025
Prepaids and deposits, current:
Prepaids:
Surety bond fees	$806	$560
Services	785	22
Mining claims fees and permit fees	690	569
License fees	466	405
Insurance	461	1,215
Deposits	183	182
Total	$3,391	$2,953

Prepaids, non-current:
Insurance	14	37
Total	$14	$37

4. Equity investment securities
The following table provides the components of Equity investment securities (in thousands):

	September 30, 2026	December 31, 2025
Equity investment securities	$—	$776
For the nine months ended September 30, 2026, the Company sold 256,631 shares of its equity investment securities for net proceeds of $0.6 million. There were no sales of equity investment securities during the three months ended September 30, 2026. For the three and nine months ended September 30, 2025, the Company sold 513,258 shares of its equity securities for net proceeds of $0.6 million. As of September 30, 2026, the Company held no equity investment securities.
For the three and nine months ended September 30, 2026, the Company recognized a loss of nil and $0.2 million, respectively, on its equity investment securities, compared to an unrealized gain on equity securities of $0.8 million and $1.3 million, respectively, for the same periods in 2025.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
5. Property, plant, and equipment and assets held-for-sale, net
The following table provides the components of Property, plant, and equipment and assets held-for-sale, net (in thousands):

	Depreciation Life or Method	September 30, 2026	December 31, 2025
Process equipment	5 - 15 years	$18,065	$18,029
Production leach pads	Units-of-production	11,190	11,190
Buildings and leasehold improvements	10 years	9,189	9,536
Test leach pads	18 months	6,241	6,241
Mine equipment	5 - 7 years	5,847	5,143
Vehicles	3 - 5 years	2,219	1,854
Furniture and office equipment	7 years	1,219	1,141
Mineral properties	Indefinite life	50	50
Construction in progress and other		35,432	35,257
Sub-total		89,452	88,441
Less, accumulated depreciation and amortization		(39,074)	(38,329)
Total property, plant, and equipment, net		$50,378	$50,112

Assets held-for-sale		2,893	2,893
Total		$53,271	$53,005
As of September 30, 2026 and December 31, 2025, the Company’s assets held-for-sale of $2.9 million consisted of one semi-autogenous mill that was not in use. On May 14, 2026, the Company entered into Asset Option and Purchase Agreements for the sale of the semi-autogenous mill. Title had not transferred as of September 30, 2026. See Note 8 – Contract liabilities for additional information.
6. Restricted cash
The following table provides the components of Restricted cash (in thousands):

	September 30, 2026	December 31, 2025
Surety bond cash collateral	$14,544	$22,439
Other cash collateral	54	54
Total	$14,598	$22,493
As of September 30, 2026 and December 31, 2025, the Company had $14.5 million and $22.4 million, respectively, in cash collateral for surface management surety bonds, which totaled $58.9 million, respectively. Of the total for surface management surety bonds, $58.3 million secured the financial assurance requirements for the Hycroft Mine, and $0.6 million secured the financial assurance requirements for the adjacent water supply well field, well field monitoring, and exploration. Events or circumstances that would necessitate the guarantor’s performance include a deteriorating financial condition or a breach of contract. Periodically, the Company may need to provide collateral to support these instruments. When the specified requirements are met, the party holding the related instrument cancels and/or returns it to the issuing entity. The Company believes that it currently complies with all relevant financial assurance obligations; however, future revisions to financial assurance requirements may result in changes to the bonding and collateral requirements.
During the three and nine months ended September 30, 2026, the Company earned $0.1 million and $0.4 million, respectively, of Interest income on a portion of its cash collateral. During the three and nine months ended September 30, 2025, the Company earned $0.3 million and $0.8 million, respectively, of Interest income on a portion of its cash collateral. Interest received on cash collateral balances is restricted as to its use and is included as an increase to Restricted cash with a corresponding recognition of Interest income when earned.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
7. Accounts payable, accrued expenses, and other liabilities
The following table summarizes the components of Accounts payable, accrued expenses, and other liabilities (in thousands):

	September 30, 2026	December 31, 2025
Accounts payable and accrued expenses	$3,436	$4,415
Other liabilities, current:
Accrued compensation and benefits	3,843	3,227
Accrued directors’ fees	52	39
Operating lease liability	15	31
Total	$7,346	$7,712

Other liabilities, non-current:
Operating lease liability	—	8
Total	$—	$8
8. Contract liabilities
As of September 30, 2026, the Company had received non-refundable deposits totaling $4.5 million in connection with Asset Option and Purchase Agreements executed on May 14, 2026, for one semi-autogenous mill. Deposits are to be deferred with recognition of the sale to occur when title transfers upon delivery of the equipment. As of September 30, 2026, the Company had incurred certain transportation and related costs under the Asset Option and Purchase Agreements, resulting in net contract liabilities of $4.2 million. See Note 5 – Property, plant, and equipment, and Assets-held-for-sale, net, for additional information.
9. Asset retirement obligation
The following table summarizes changes in the Company’s Asset retirement obligation (in thousands):

	September 30, 2026	December 31, 2025
Balance, beginning of period	$11,773	$13,151
Accretion	790	1,297
Change in estimates	(6,871)	(2,675)
Balance, end of period	$5,692	$11,773

Current	$4,509	$22
Non-current	1,183	11,751
During the three and nine months ended September 30, 2026, the Company recognized an Asset retirement obligation (“ARO”) downward adjustment of $1.1 million and $6.9 million, respectively, resulting primarily from a change in estimate related to the extension of the mine life based on the May 2026 Hycroft TRS and updates to reclamation cost estimates and projected cash flows. During the three and nine months ended September 30, 2025, the Company recognized an ARO adjustment of $2.7 million.
As of September 30, 2026, the ARO was measured using a weighted-average inflation rate of 3.41% to escalate estimated ARO costs to their expected settlement dates and a weighted-average credit-adjusted risk-free rate of 10.81% to discount those costs to present value. The Company estimates undiscounted ARO costs of $358.6 million, of which $5.3 million is expected to be incurred in 2027, with substantially all remaining cash outflows expected to be incurred thereafter.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
The Company does not have mineral reserves, and all costs related to the initial recognition and subsequent remeasurement of its ARO are recognized in earnings as incurred.
10. Stockholders’ equity
At-the-market-offering
During the three and nine months ended September 30, 2026, the Company issued nil and 1,476,538 shares of common stock pursuant to its at-the-market equity offering program (the “New ATM Program”) for net proceeds of nil and $35.8 million. During the three and nine months ended September 30, 2025, the Company issued 871,236 and 979,308 shares, respectively, of common stock under the New ATM Program for net proceeds of $5.2 million and $5.5 million, respectively.
As of September 30, 2026, $55.3 million gross sales price of common stock was available for issuance under the New ATM Program.
Equity Classified Warrants
During the nine months ended September 30, 2026, 6,779,910 of the 2025 2-Year Warrants issued in connection with the September 2025 Private Placement were exercised at the warrant exercise price of $6.00 per warrant for net proceeds of $40.7 million. There was no activity during the three months ended September 30, 2026.
During the nine months ended September 30, 2026, 664,356 of the 3-Year Warrants issued in connection with the June 2025 Public Offering were exercised at the warrant exercise price of $4.20 per warrant for net proceeds of $2.8 million, including 1,873 warrants exercised during the three months ended September 30, 2026. There was no activity during the three and nine months ended September 30, 2025.
During the nine months ended September 30, 2026, 10,008,240 Private Placement Offering Warrants were exercised on a cashless basis (exercise price of $1.0680 per warrant). After giving effect to the 1-for-10 reverse stock split effective November 14, 2023, the warrants were exercisable for an aggregate of 1,000,824 shares of common stock. Using the 10-day average market price of $45.41 per share as of February 11, 2026, as defined in the warrant agreement, the cashless exercise resulted in the issuance of 765,440 shares of common stock. There was no activity during the three months ended September 30, 2026, and no activity during the three and nine months ended September 30, 2025.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
The following tables summarize additional information on the Company’s outstanding warrants:

As of September 30, 2026	Exercise price	Exercise period	Expiration date	Warrants outstanding
Private Placement Offering Warrants(1)	$1.068	5 years	March 15, 2027	36,808,240
2025 3-Year Warrants	$4.200	3 years	June 13, 2028	4,159,544
2025 2-Year Warrants	$6.000	2 years	September 10, 2027	—
Total Warrants Outstanding				40,967,784

As of December 31, 2025	Exercise price	Exercise period	Expiration date	Warrants outstanding
Private Placement Offering Warrants(1)	$1.068	5 years	March 15, 2027	46,816,480
2025 3-Year Warrants	$4.200	3 years	June 13, 2028	4,823,900
2025 2-Year Warrants	$6.000	2 years	September 10, 2027	6,779,910
Total Warrants Outstanding				58,420,290
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
All awards granted under the 2025 PIPP Plan and 2020 PIPP Plan were in the form of restricted stock units to employees and directors of the Company. As of September 30, 2026, there were 2,501,341 shares available for issuance under the 2025 PIPP Plan.

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements

The following tables summarize the Company’s unvested share awards outstanding as of September 30, 2026 and 2025:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Unit
Unvested at December 31, 2025	728,974	$3.56
Granted	1,644,948	48.49
Canceled/forfeited	(30,541)	24.98
Vested	(577,257)	19.88
Unvested at September 30, 2026	1,766,124	$39.65

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Unit
Unvested at December 31, 2024	678,071	$5.13
Granted	491,949	3.13
Canceled/forfeited	(15,304)	4.93
Vested	(415,464)	5.37
Unvested at September 30, 2025	739,252	$3.67

During the three and nine months ended September 30, 2026, the Company recorded compensation expense of $12.8 million and $45.0 million related to restricted stock awards. During the three and nine months ended September 30, 2025, the Company recorded compensation expense of $0.4 million and $1.5 million related to restricted stock awards.
As of September 30, 2026, there was $35.6 million of unrecognized compensation cost related to unvested restricted stock units, expected to be recognized over a weighted-average period of 1 year.

12. Fair value measurements
Recurring fair value measurements
The following table sets forth by level within the fair value hierarchy, the Company’s assets and liabilities measured at fair value on a recurring basis (in thousands):

	Hierarchy Level	September 30, 2026	December 31, 2025
Equity investment securities (1)	1	$—	$776
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
The Company incurred nil net income tax expense or benefit for the three and nine months ended September 30, 2026 and 2025. The effective tax rate for the three and nine months ended September 30, 2026 and 2025 was nil. The effective tax rate differed from the statutory rate during each period primarily due to changes in the valuation allowance established to offset net deferred tax assets.
14. Loss per share
The table below summarizes the Company’s basic and diluted loss per share calculations (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(26,145)	$(9,376)	$(95,182)	$(32,872)

Weighted average shares outstanding
Basic and diluted	93,174,915	42,453,570	91,485,620	31,726,271

Net loss per common share, basic and diluted	$(0.28)	$(0.22)	$(1.04)	$(1.04)
Basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period.
Due to the Company’s net loss for the three and nine months ended September 30, 2026 and 2025, there was no dilutive effect of common stock equivalents because the effects of such would have been anti-dilutive. The following table summarizes the shares excluded from the weighted average number of shares of common stock outstanding, as the impact would be anti-dilutive (in thousands):

	September 30,
	2026	2025
Shares upon exercise of warrants	7,840	19,303
Restricted stock units - Unvested	1,766	739
Restricted stock units - Vested with deferred conversion	75	96
Total	9,681	20,138

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
15. Segment information
In accordance with FASB’s Accounting Standards Codification Topic 280, Segment Reporting, the Company has determined that it operates as a single reportable segment. Since the Company discontinued mining operations in November 2021 and has focused on exploration, the Company’s operations are limited and managed by one chief operating decision-maker (“CODM”). The CODM, who has been identified as the Company’s Executive Chairman and Chief Executive Officer, is responsible for all decisions regarding resource allocation and performance evaluation, which are made on a consolidated basis. Therefore, the Company has concluded that it has one operating and reportable segment. The CODM evaluates exploration and development costs and mine site costs (collectively, “Segment expenses” utilizing the following expense groupings (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Exploration	$6,626	$2,649	$20,723	$4,512
Technical and projects	474	289	1,689	1,083
Mine maintenance	454	345	1,338	1,125
Processing maintenance	658	489	2,020	1,589
Site-level general and administrative(1)	4,026	2,762	13,996	8,721
Segment expenses	$12,238	$6,534	$39,766	$17,030
(1)A portion of Mine site costs’ general and administrative expenses are allocated to Exploration and development costs for financial reporting.

The following table reconciles total Segment expenses to the amounts presented in the consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Exploration and development costs	$8,331	$4,006	$26,537	$9,349
Mine site costs	3,907	2,528	13,229	7,681
Segment expenses	$12,238	$6,534	$39,766	$17,030

16. Supplemental cash flow information
The following table provides non-cash investing activities (in thousands):

	Nine Months Ended September 30,
	2026	2025
Property, plant and equipment, accrued but unpaid	$8	$—

The following table provides supplemental cash flow information (in thousands):

	Nine Months Ended September 30,
	2026	2025
Increase in debt from in-kind interest	$—	$8,626
Cash interest paid	—	1,200

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
17. Commitments and contingencies
Legal proceedings
Assad v. Sprott, et al.

On September 23, 2026, George Assad, a purported stockholder of Hycroft Mining Holding Corporation (the “Company”), filed a verified stockholder class action and derivative complaint in the Court of Chancery of the State of Delaware (“Delaware Chancery Court”), captioned Assad v. Sprott, et al., C.A. No. 2026-1226-KSJM. The complaint names as defendants Eric Sprott, certain entities affiliated or alleged to be affiliated with Mr. Sprott, certain current and former directors of the Company, and certain executive officers of the Company. The Company is named as a nominal defendant.

The complaint makes allegations, among other things, regarding Mr. Sprott’s acquisition of a control position in the Company through his participation in certain equity financings completed by the Company during 2025. Based on these allegations, the complaint asserts direct claims under Delaware law against certain current and former directors and officers of the Company, as well as derivative claims on behalf of the Company against Mr. Sprott, certain of his affiliates and certain directors, relating to the financings, certain bylaw amendments and equity awards granted in 2025. The complaint seeks, among other relief, rescission of, or rescissory damages with respect to, certain shares and warrants issued to Mr. Sprott and his affiliates and certain equity awards, disgorgement, compensatory damages, invalidation of the bylaw amendment, and related declaratory and injunctive relief.

The Company intends to vigorously defend itself in this matter; however, the Company cannot predict the outcome or impact. The litigation is at an early stage and, as a result, the Company is unable to reasonably estimate the possible loss or range of loss, if any, associated with this matter.

Warrantholder Action

As previously disclosed, the Company has been named as a defendant in three pro se individual and/or putative class/derivative actions in the Delaware Chancery Court that assert claims for, inter alia, breach of contract, declaratory judgment, equitable fraud and fiduciary breaches (against two company officers) arising from or relating to Warrants and/or shares purportedly held by the plaintiffs. In various forms, they allege that the Company or its predecessor entities breached the Warrant Agreement, dated October 22, 2015, and/or related Amendment Agreement, dated February 26, 2020. Among other things, the plaintiffs allege, by or on behalf of Warrant holders, that the Company or its predecessor(s) breached these agreements by failing to make proper “Mechanical Adjustments” to the Warrants upon the occurrence of certain business transactions and events, including the Recapitalization Transaction. During the quarter ended September 30, 2026, the Company filed responsive briefs to its previously filed motions to dismiss in these actions. The motions to dismiss are pending as of the date of this Quarterly Report on Form 10-Q.

The Company expenses legal fees and other costs associated with legal proceedings as incurred. The Company assessed, in conjunction with its legal counsel, and determined that a loss was not probable. Litigation accruals are recorded when, and if, it is determined that a loss related matter is both probable and reasonably estimable. Material loss contingencies that are reasonably possible of occurrence, if any, are subject to disclosure. No losses have been recorded during the three and nine months ended September 30, 2026 and 2025, with respect to litigation or loss contingencies.
Insurance
The Company maintains insurance coverage for various operational, management, and business risks. The Company records accruals for contingencies related to its insurance policies when it is probable that a liability has been incurred, and the amount can be reasonably estimated. These accruals are adjusted periodically as assessments change, or additional information becomes available. Insurance losses for claims filed and claims incurred but not reported are accrued based upon estimates of the aggregate liability for uninsured claims using historical loss development factors and actuarial assumptions followed in the insurance industry.
Sprott Royalty
Pursuant to the Royalty Agreement with Sprott Private Resource Lending II (CO) Inc., in which the Company received cash consideration in the amount of $30.0 million, the Company granted a perpetual royalty equal to 1.5% of the net smelter returns from the Hycroft Mine, payable monthly (“Sprott Royalty Agreement”). The royalty is accounted for as a deferred gain liability. Net smelter returns for any given month are calculated as Monthly Production multiplied by the Monthly Average

HYCROFT MINING HOLDING CORPORATION
Notes to Unaudited Condensed Consolidated Financial Statements
Gold Price and the Monthly Average Silver Price, minus Allowable Deductions, as such terms are defined in the Sprott Royalty Agreement. The Company is required to remit royalty payments to the payee free and clear and without any present or future deduction, withholding, charge or levy on account of taxes, except Excluded Taxes as such term is defined in the Sprott Royalty Agreement. Future royalty payments are contingent upon future production, commodity prices, and certain refining costs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion, which has been prepared based on information available to us as of October 26, 2026, provides information we believe is relevant to an assessment and understanding of our consolidated operating results and financial condition. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2026 (the “Financial Statements”) and the notes thereto (the “Notes”) included in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2026, as well as our other reports filed with the Securities and Exchange Commission (“SEC”) from time to time, including, but not limited to, our Annual Report on Form 10-K for the year ended December 31, 2025. Terms not defined herein have the same meaning defined in the Financial Statements and the Notes.
Introduction to the Company
We are a U.S.-based gold and silver exploration-stage issuer that owns the Hycroft Mine in Nevada. Our focus is to transition the project to the next phase of operations by milling the sulfide mineralization. With the recent high-grade silver discoveries at Brimstone and Vortex, the Company is also engaged in a robust drill program to further define these areas as we optimize the development plan that delivers the highest risk-adjusted economic value. During this development period we do not anticipate significant revenues from gold and silver sales until we complete the necessary technical work and initiate mining and processing operations.

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
We reported no lost-time incidents during the nine months ended September 30, 2026, and continue to operate in excess of 1.5 million work hours without a lost-time incident. The Hycroft Mine’s total recordable injury frequency rate (“TRIFR”) for the trailing 12 months, which includes other reportable incidents, is one of the metrics we use to assess safety performance, and it is well below industry averages. During the nine months ended September 30, 2026, we continued our critical focus on safety, including allocating additional personnel, resources, workforce time, and communications. These actions contributed to a TRIFR of 0.86 at September 30, 2026. We will continue to evolve our safety efforts to keep our workforce, contractors, and visitors safe.

Executive Summary
During the nine months ended September 30, 2026, we continued to advance the 2025–2026 Exploration Drill Program, which is focused on expanding the two high-grade silver systems at Brimstone and Vortex. We completed approximately 12,900 meters of drilling during the period and approximately 18,700 meters of drilling under the program that began in August 2025.
We also continued to advance technical studies and project development initiatives following the filing of the Hycroft Mine Project S‑K 1300 Technical Report Summary and Initial Assessment with Economic Analysis, Nevada, USA with an effective date of May 14, 2026 (the “May 2026 Hycroft TRS”).
In addition, we continued to strengthen our liquidity position during the nine months ended September 30, 2026, increasing our cash position while maintaining a debt-free balance sheet.

Recent Developments
Exploration drilling
During the nine months ended September 30, 2026, we completed approximately 12,900 meters of drilling toward the approximately 22,000 meters planned for 2026 under the 2025-2026 Exploration Drill Program that is focused on expanding the high-grade silver systems at Vortex and Brimstone. Since initiating the 2025–2026 Exploration Drill Program in August of 2025, we completed approximately 18,700 meters of drilling towards the original 26,000 meter program. Drilling in the Brimstone system is currently focused on two areas: (1) the main high-grade system to further extend the mineralization along strike and to the north and (2) the deep southern extension of Brimstone targeting the previously identified geophysics target indicating a potential feeder system at depth. Vortex drilling is focused on expanding the high-grade silver system which remains open in all directions and at depth. Results from this drilling continue to demonstrate high-grade growth in both systems. Additional results from both Brimstone, Vortex, and regional targets are anticipated in the fourth quarter of 2026 with the ongoing drill program. Reverse circulation (“RC”) drilling that began late in 2025 continues focusing on infill drilling and obtaining metallurgical information for evaluating a potential restart of the heap leach operations.
Appointment of a Chief Operating Officer
During the third quarter of 2026, we strengthened our leadership team through the appointment of Michael Deal as Chief Operating Officer, who brings extensive mining, operational, and technical experience. We believe this appointment enhances our leadership capabilities as it advances exploration, technical studies and development planning activities at the Hycroft Mine.
Appointment of Four New Independent Directors
On September 1, 2026, we expanded our Board of Directors through the appointment of four independent directors with extensive experience in mining operations, technical services, finance, and corporate governance. We believe these appointments strengthen the Board's industry expertise and provides additional leadership as we advance the Hycroft Mine toward the optimal development path.

2026 Outlook
We plan to continue operating safely and in an environmentally responsible manner while advancing the Hycroft Mine towards development of the sulfide mineral resources and expanding the two high-grade silver systems through ongoing exploration activities. In collaboration with our engineering firms, we have substantially completed the conceptual design of a high-grade underground mine and processing facility, which will be incorporated into the broader project optimization work planned for 2027. The current trade-off study between roasting and pressure oxidation (“POX”) processing methods is being finalized, with results expected to be released in the first quarter of 2027, while heap leach metallurgical test work is underway and is expected to be completed in the first half of 2027. We will continue to actively manage cash resources to fund these initiatives.

Results of Operations
Operating expenses (in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
General and administrative costs	$16,685	$2,564	$66,046	$8,975
Exploration and development costs	8,331	4,006	26,537	9,349
Mine site costs	3,907	2,528	13,229	7,681
Depreciation and amortization	301	502	989	1,534
Asset retirement obligation adjustments and accretion	(957)	(2,342)	(6,081)	(1,676)
Other (income) expense, net	(20)	—	94	(68)
Total	$28,247	$7,258	$100,814	$25,795

General and administrative costs

During the three and nine months ended September 30, 2026, General and administrative costs totaled $16.7 million and $66.0 million, respectively, as compared to $2.6 million and $9.0 million, respectively, for the same periods of 2025, primarily due to (i) discretionary restricted stock unit make‑whole awards with certain related cash payments, intended solely to compensate certain plan participants for the reductions to their cumulative target long-term incentive opportunities for 2023, 2024, and 2025 (collectively “Make-whole Awards”) of $45.0 million, of which $36.4 million was non-cash, (ii) a one‑time $4.5 million extraordinary cash bonus awarded to the Company's named executive officers and certain other employees to recognize the leadership team's execution of transformational financings completed during 2025, (iii) increased capital markets and investor relations activities, and (iv) increased personnel-related costs, including executive recruitment expenses and costs associated with the expanded leadership team and appointment of new members to the Board of Directors.
Exploration and development costs
During the three and nine months ended September 30, 2026, Exploration and development costs totaled $8.3 million and $26.5 million, respectively, as compared to $4.0 million and $9.3 million, respectively, for the same periods of 2025, primarily due to (i) expanded drilling under the 2025–2026 Exploration Drill Program, which is focused on expanding the new high-grade silver mineral systems, and (ii) Make‑whole Awards of $4.4 million, of which $3.6 million was non-cash.
Mine site costs
During the three and nine months ended September 30, 2026, Mine site costs totaled $3.9 million and $13.2 million, respectively, as compared to $2.5 million and $7.7 million, respectively, for the same periods of 2025, primarily due to (i) Make‑whole Awards of $4.0 million, of which $3.1 million was non-cash, and (ii) the ramp up of activity to support the exploration drilling program.
Depreciation and amortization
During the three and nine months ended September 30, 2026, Depreciation and amortization totaled $0.3 million and $1.0 million, respectively, as compared to $0.5 million and $1.5 million, respectively, for the same periods of 2025, primarily due to certain assets becoming fully depreciated and modest capital additions in recent periods.
Asset retirement obligation adjustments and accretion
During the three and nine months ended September 30, 2026, Asset retirement obligation adjustments and accretion totaled $1.0 million and $6.1 million, respectively, as compared to $2.3 million and $1.7 million, respectively, for the same periods of 2025. For the three and nine months ended September 30, 2026, the Company recognized an adjustment of $1.1 million and $6.9 million, respectively, resulting primarily from a change in estimate related to the extension of the mine life based on the May 2026 Hycroft TRS and updates to reclamation cost estimates and projected cash flows, which was partially offset by Accretion of $0.2 million and $0.8 million in the three and nine months ended September 30, 2026, respectively. For the three and nine months ended September 30, 2025, there was a downward adjustment of $2.7 million in the three months ended September 30, 2025, due to the change in estimated timing for the completion of certain reclamation activities, which was partially offset by Accretion of $0.3 million and $1.0 million in the three and nine months ended September 30, 2025, respectively.
Non-operating income (expense), net (in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest income	$2,108	$1,131	$5,792	$2,531
Other income (expense), net	(6)	315	(160)	822
Interest expense	—	(3,564)	—	(10,430)
Total	$2,102	$(2,118)	$5,632	$(7,077)

Interest income
During the three and nine months ended September 30, 2026, Interest income totaled $2.1 million and $5.8 million, respectively, as compared to $1.1 million and $2.5 million, respectively for the same periods of 2025. The increase primarily resulted from the increase in invested cash.
Other income (expense), net
During the three and nine months ended September 30, 2026, Other expense totaled nil and $0.2 million, respectively, primarily due to foreign exchange losses and a loss on equity investment securities, respectively. For the same periods of 2025, Other income (expense), net totaled $0.3 million and $0.8 million, respectively, primarily due to a gain on equity investment securities.
Interest expense
During both the three and nine months ended September 30, 2026, Interest expense was nil, as compared to $3.6 million and $10.4 million, respectively, for the same periods of 2025. The decrease was due to the repayment and extinguishment of all outstanding debt during the fourth quarter of 2025.

Liquidity and Capital Resources
General
The Company’s unrestricted cash position at September 30, 2026, was $211.2 million, as compared with $181.7 million at December 31, 2025. For the nine months ended September 30, 2026, the Company raised cash primarily from the exercise of warrants and issuance of common stock under its at-the-market equity offering program (the “New ATM Program”), generating net proceeds of $43.4 million and $35.8 million, respectively. See Note 10 – Stockholders’ equity in the Notes to the Financial Statements for additional information.
As the Company is an exploration and development stage company, it does not expect to generate net positive cash from operations for the foreseeable future. Accordingly, the Company will be dependent on its unrestricted cash and other sources of cash to fund the business. Based on its current forecasts and planned expenditures, the Company believes its current unrestricted cash balance is sufficient to fund its planned development and explorations activities, including advancing the two high-grade silver systems at Brimstone and Vortex, for the foreseeable future. Future development activities, changes in business objectives, acceleration of project advancement, adverse market conditions, or other unforeseen circumstances could require additional capital, and the amount and timing of any such requirements remain uncertain.

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

The following table summarizes projected sources of future liquidity, as recorded within the Financial Statements (in thousands):

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$211,217	$181,738
Interest receivable	376	609
Equity warrants with mandatory conversion(1)	—	40,679
Assets held-for-sale(2)	—	2,893
Equity investment securities	—	776
Total projected sources of future liquidity	$211,593	$226,695
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
(2)As of September 30, 2026, the Company had received non-refundable deposits totaling $4.5 million in connection with Asset Option and Purchase Agreements executed on May 14, 2026, for one semi-autogenous mill.

Nine months ended September 30, 2026 compared to nine months ended September 30, 2025
The following table summarizes sources and uses of cash for the following periods (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net loss	$(95,182)	$(32,872)
Net non-cash adjustments	40,192	9,770
Net change in operating assets and liabilities	3,272	945
Net cash used in operating activities	(51,718)	(22,157)
Net cash provided by (used in) investing activities	(739)	250
Net cash provided by financing activities	74,041	112,217
Net increase in cash, cash equivalents, and restricted cash	21,584	90,310
Cash, cash equivalents, and restricted cash, beginning of period	204,231	77,057
Cash, cash equivalents, and restricted cash, end of period	$225,815	$167,367

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$211,217	$139,094
Restricted cash	14,598	28,273
Cash, cash equivalents, and restricted cash, end of period	$225,815	$167,367

Cash used in operating activities
For the nine months ended September 30, 2026, the Company used $51.7 million of cash in operating activities primarily attributable to a net loss of $95.2 million, the cash impact of which was $55.0 million. Working capital provided $3.3 million of cash, which primarily included cash provided by Contract liabilities of $4.2 million and Receivables of $0.2 million, partially offset by cash used for Accounts payable, accrued expenses, and other liabilities of $0.4 million, Prepaids and deposits of $0.4 million, and Supplies inventories, net of $0.3 million. The largest non-cash items included in Net loss for the nine months ended September 30, 2026, was Stock-based compensation of $45.0 million, and Depreciation and amortization of $1.0 million, partially offset by Asset retirement obligation adjustments and accretion of $6.1 million.
For the nine months ended September 30, 2025, the Company used $22.2 million of cash in operating activities primarily attributable to a net loss of $32.9 million, the cash impact of which was $23.1 million. Working capital provided $0.9 million of cash, including cash provided by Contract liabilities of $3.9 million, partially offset by cash used by Accounts payable, accrued expenses, and other liabilities of $1.9 million, and cash used by Prepaids and deposits of $1.0 million. The largest non-cash items included in Net loss for the nine months ended September 30, 2025 was Non-cash interest expense, including accelerated amortization of original issue discount and issuance costs of $9.2 million.
Cash provided by (used in) provided by investing activities
For the nine months ended September 30, 2026, investing activities used cash of $0.7 million, comprised of Additions to property, plant, and equipment of $1.5 million, partially offset by Proceeds from sale of equity investment securities of $0.6 million.
For the nine months ended September 30, 2025, investing activities generated cash of $0.3 million, comprised of Proceeds from sale of assets of $0.7 million, partially offset by Additions to property, plant, and equipment of $0.4 million,.
Cash provided by financing activities
For the nine months ended September 30, 2026, financing activities provided net cash of $74.0 million that was primarily related to net proceeds received from the Exercise of warrants of $43.4 million and the Issuance of common stock of $35.8 million under the New ATM Program, partially offset by Taxes paid related to net share settlement of equity awards of $5.2 million.
For the nine months ended September 30, 2025, financing activities provided net cash of $112.2 million that was primarily from $104.5 million from Proceeds from issuance of common stock, net of issuance costs from the Company’s public and private Offerings, $2.2 million from the exercise of warrants, and $5.5 million from the New ATM Program.
Off-balance sheet arrangements
As of September 30, 2026, the Company’s off-balance sheet arrangements consisted of a net smelter royalty arrangement. See Note 17 – Commitments and contingencies in the Notes to the Financial Statements for additional information.
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
The Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2026, as required by Rules 13a-15(b) and 15d-15(b) under the Exchange Act.
Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2026, to provide such reasonable assurance that information required to be disclosed by us, including our consolidated subsidiaries, in reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosure and is recorded, processed, summarized, and reported within the time periods specified in SEC’s rules and forms.
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
Changes in Internal Control Over Financial Reporting
There were no material changes in our internal control over financial reporting during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company has been named as a defendant in three pending actions in the Delaware Chancery Court, as previously disclosed in Part I, Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. During the quarter ended September 30, 2026, the Company filed responsive briefs to its previously filed motions to dismiss in these actions. The parties have entered into a stipulated briefing schedule governing the motions to dismiss. The motions to dismiss thus remain in the briefing phase and are pending as of the date of this Quarterly Report on Form 10-Q.

On September 23, 2026, a purported stockholder commenced a stockholder class and derivative action in the Delaware Court of Chancery, captioned Assad v. Sprott, et al., naming the Company as a nominal defendant. The action relates to, among other things, certain 2025 equity financings and equity awards, the Company's February 2026 bylaw amendment, and alleged trading in the Company's securities. The Company intend to defend against the action. The litigation is at an early stage, and the Company is unable at this time to predict the outcome or reasonably estimate the amount or range of any possible loss, if any. Additional information regarding this matter is included in Note 17 – Commitments and contingencies.

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

(c)During the quarter ended September 30, 2026, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	Form of Restricted Stock Unit Agreement (Time-Vesting)*
10.2	Amendment No. 2 to Employment Agreement with Rebecca A. Jennings (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on August 28, 2026, SEC File No.: 001-38387)
10.3	Employment Agreement with Michael J. Deal dated July 9, 2026 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on July 15, 2026, SEC File No.: 001-38387)
10.4
Employment Agreement, dated as of June 8, 2026, by and between the registrant and Eric Colby (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed with the SEC on June 11, 2026, SEC File No.: 001-38387)

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

HYCROFT MINING HOLDING CORPORATION (Registrant)

Date: October 26, 2026	By:	/s/ Diane R. Garrett
Diane R. Garrett Chief Executive Officer and Executive Chairman (Principal Executive Officer)

Date: October 26, 2026	By:	/s/ Stanton Rideout
Stanton Rideout Executive Vice President and Chief Financial Officer (Principal Financial Officer and Accounting Officer)